Form 10-K
period 1996-12-31
ORION NEWCO SERVICES INC
filed 1997-03-31
CIK 1029850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     Commission file number  0-26450
                                                                        -------

                           ORION NETWORK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       52-2008654
----------------------------------                     --------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


          2440 Research Boulevard, Suite 400, Rockville, Maryland 20850
          -------------------------------------------------------------
                   (Address of principal executive offices )



                                 (301-258-8101)
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12 (b) of the Act:
         ---------------------------------------------------------------
                                      None
                                 -------------

          Securities registered pursuant to Section 12 (g) of the Act:
          -------------------------------------------------------------

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of shares of Common Stock held by non-affiliates (based on the February 28, 1997 closing price of these shares) was approximately $101 million. The Common Stock is traded over-the-counter and quoted through the NASDAQ National Market.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at March 15, 1997
----------------------------                     -----------------------------
Common Stock, $.01 par value                           11,160,099  shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                      -------------------------------------

Certain information in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant's fiscal year is incorporated by reference in Part III of this Form 10-K.

                           ORION NETWORK SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I
                                                                                         Page

         Item 1.    Business                                                               1
         Item 2.    Properties                                                            24
         Item 3.    Legal Proceedings                                                     24
         Item 4.    Submission of Matters to a Vote of Security Holders                   24


PART II

         Item 5.    Market  for   Registrant's   Common   Equity   and   Related
                     Stockholder Matters                                                  25


         Item 6.    Selected Financial Data                                               26
         Item 7.    Management's  Discussion and Analysis of Financial Condition
                     and Results of Operations                                            28
         Item 8.    Financial Statements and Supplementary Data                           35

         Item 9.    Changes in and Disagreements  with Accountants on Accounting
                     and Financial Disclosure                                             55

PART III

         Item 10.   Directors and Executive Officers of the Registrant                    55

         Item 11.   Executive Compensation                                                58
         Item 12.   Security   Ownership  of  Certain   Beneficial   Owners  and
                     Management                                                           58


         Item 13.   Certain Relationships and Related Transactions                        58


PART IV

         Item 14.   Exhibits,  Financial Statement Schedules and Reports on Form
                     8-K                                                                 58

PART I

Item 1.  Business.

     Statements contained in this Annual Report on Form 10-K regarding Orion's expectations with respect to Orion 2 and Orion 3, related financing, future operations and other information, which can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward looking statements. See the "Risk Factors" section of Orion Network Systems, Inc.'s Registration Statement on Form S-1 (Registration No. 333-19167), on file at the Securities and Exchange Commission for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. There can be no assurance that Orion Network Systems, Inc.'s expectations regarding any of these matters will be fulfilled. See Glossary at page G-1 at the end of this Annual Report on Form 10-K for certain defined terms and certain technical terms used herein.

Overview

     Orion Network Systems, Inc. ("Orion" or the "Company") is a rapidly growing provider of satellite-based communications services, focused primarily on (i) private communications network services, (ii) Internet services and (iii) video distribution and other satellite transmission services. Orion provides multinational corporations with private communications networks designed to carry high speed data, fax, video teleconferencing, voice and other specialized services. The Orion satellite's ubiquitous coverage reaches all locations within its footprint, enabling the delivery of high speed data to customers in emerging markets and remote locations that lack the necessary infrastructure to support these services. The Company also offers high speed Internet access and transmission services to companies outside the United States seeking to avoid "last mile" terrestrial connections and bypass congested regional Internet network routes. In addition, Orion provides satellite capacity for video distribution, satellite news gathering and other satellite services primarily to broadcasters, news organizations and telecommunications service providers. The Company provides its services directly to customer premises using very small aperature terminals ("VSATs").

     The Company commenced operations of Orion 1, a high power Ku-band satellite in January 1995. As of December 31, 1996, Orion serviced 182 customers through 322 points of service. The Company's customers include Amoco Poland Limited, Amway Corporation, AT&T Corp., BBC, British Telecom, CNN, Citibank, N.A., Deere & Co., Global One, GTECH Corporation, Hungarian Broadcasting, News International Limited, RTL Television, Pepsi-Cola International, Sprint Communications, Viacom International Inc., Westinghouse Communications, World Wide Television News and Xerox Corporation, or certain of their subsidiaries. As of December 31, 1996, Orion's contract backlog was $214.9 million (including $89 million from one pre-launch customer on Orion 3). Substantially all of Orion's current contracts with customers are denominated in U.S. dollars. For the three months ended December 31, 1996, the Company generated revenues of $11.8 million and had a loss from operations, net loss and EBITDA (as defined below) of $10.1 million, $7.4 million and $0.5 million, respectively. For the year ended December 31, 1996, the Company generated revenues of $41.8 million and had a loss from operations, net loss, net cash used in operating activities and EBITDA of $36.4 million, $27.2 million, $21.8 million and $0.6 million, respectively. "EBITDA" represents earnings before minority interests, interest income, interest expense, other expense (income), income taxes, depreciation and amortization. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period and should not be considered as an alternative to cash flows from operating, investing or financing activities as determined in accordance with GAAP. EBITDA is not a measurement under GAAP and may not be comparable to other similarly titled measures of other companies.

     The Company believes that demand for satellite-based communications services will continue to grow due to (i) the expansion of businesses beyond the limits of wide bandwidth terrestrial infrastructure, (ii) accelerating demand for high speed data services, (iii) growing demand for Internet and intranet services, especially outside the U.S., (iv) increased size and scope of television programming distribution, (v) worldwide deregulation of telecommunications markets and (vi) continuing technological advancements. Satellites are able to provide reliable, high bandwidth services anywhere in their coverage areas, and the Company believes that it is well positioned to satisfy market demand for these services.

The Orion Satellite System

     The Company launched Orion 1, a high power satellite with 34 Ku-band transponders, in November of 1994. Orion 1 provides coverage of 34 European countries, much of the United States and parts of Canada, Mexico and North Africa. Through arrangements with local ground operators, Orion currently has the ability to deliver network services to and among points in 27 European countries, portions of the United States and a limited number of Latin American countries.

         In July 1996, the Company signed a contract with Matra Marconi Space for the construction and launch of Orion 2 (which was amended and restated in January 1997) and in February 1997 commenced construction of that satellite. Orion 2 will expand the Company's European coverage and extend coverage to portions of the Commonwealth of Independent States, Latin America and the Middle East, as shown in more detail in the footprint set forth below under the caption "Implementation of the Orion Satellite System -- Orion 2". Orion 2 will increase significantly the Company's pan-European capacity, currently the area of strongest demand for the Company's services. The Company recently commenced selling services in certain areas of Latin America. Orion 2 is scheduled to be launched in the second quarter of 1999.

     In January 1997, the Company entered into a satellite procurement contract with Hughes Space for the construction and launch of Orion 3, construction of which was commenced in December 1996. Orion 3 will cover broad areas of the Asia Pacific region including China, Japan, Korea, India, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii, as shown in more detail in the footprint set forth below under the caption "Implementation of the Orion Satellite System -- Orion 3". Orion 3's footprint will provide the Company with the ability to redistribute programming from the United States via Hawaii to most of the Asia Pacific region. The Company has already taken a number of steps to establish an early market presence in Asia, and has entered into an $89 million lease for eight of Orion 3's 43 transponders. Orion 3 is scheduled to be launched in the fourth quarter of 1998.

     In the aggregate, the footprints of Orion 1, Orion 2 and Orion 3 will cover over 85% of the world's population.

Recent Developments

     On March 26, 1997, Orion acquired German-based Teleport Europe GmbH, a communications company specializing in private satellite networks for voice and data services. Orion purchased the shares of Teleport Europe held by the German companies, Vebacom GmbH and RWE Telliance AG, now known as o.tel.o for approximately $9 million. Teleport Europe's 1996 revenues were in excess of $14 million. The acquisition expanded Orion's customer base by approximately 55 customers, including some of Germany's leading multinational corporations, and added over 200 Network Service sites (exclusive of Broadcast Service sites). In addition, Orion acquired Teleport Europe's licenses and operating agreements to provide satellite network services in 40 countries, including 17 countries in which Orion previously did not provide service.

     In January 1997, the Company consummated the Merger (as defined below) as part of a series of transactions which significantly changed the Company. Those transactions, which are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, are as follows:

     (i) the acquisition of all of the limited partnership interests which the Company did not already own in the Company's operating subsidiary, Orion Atlantic, that owns the Orion 1 satellite, along with rights to receive repayment of various advances by Orion Atlantic and various other rights, in an exchange transaction for 123,172 shares of Series C Preferred Stock (the "Exchange");

     (ii) the acquisition by the Company of the only outstanding minority interest in the Company's subsidiary Orion Asia Pacific Corporation from British Aerospace Satellite Investments, Inc., in exchange (the "OAP Acquisition") for approximately 86,000 shares of the Company's Common Stock;

     (iii)  a  $710  million  notes   offering,   with   warrants   representing
approximately 2.6% of the outstanding Common Stock of the Company on a fully diluted basis (the "Bond Offering"), and

     (iv) the sale of $60 million of the Company's Convertible Debentures to British Aerospace Holdings, Inc. and Matra Marconi Space (the "Convertible Debentures Offering").

     The Exchange and the OAP Acquisition resulted in the Company owning 100% of Orion Atlantic and its other significant subsidiaries and, therefore, a greatly simplified corporate structure. The Exchange also resulted in a significant increase in the Company's capital stock outstanding. The net proceeds of the Bond Offering and Convertible Debentures Offering were used by the Company to repay the credit facility it entered into in connection with the construction of the Orion 1 satellite, to pre-fund the first three years of interest payments on certain of the Notes, and will be used by the Company for the construction and launch of two additional satellites, Orion 2 and Orion 3.

     The Company also recently achieved the following significant milestones with respect to the expansion of its satellite network, which are discussed in more detail under the caption "Implementation of the Orion Satellite System." :

     (i) Orion commenced construction of Orion 2 in February 1997 under a satellite procurement contract with Matra Marconi Space for Orion 2. Orion commenced construction of Orion 3 in December 1996 and entered into a satellite contract with Hughes Space and Communications International, Inc. for Orion 3 in January 1997.

     (ii)Orion  has  entered  into  a  contract  with  DACOM  Corp.,   a  Korean
communications company ("DACOM"), under which DACOM will, subject to certain conditions, lease eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for the transponders (which is scheduled to occur by January 1999). Payments are subject to refund unless Orion 3 commences commercial operation by June 30, 1999.

The Orion Strategy

     Orion strategy is to maximize its revenues per satellite transponder through the delivery of value added services to end users. To quickly establish a stable base of revenues, Orion sells transponder capacity to video broadcasters and telecommunications service providers. However, Orion's long-term strategic focus is on value-added private network services, which include network design, VSAT installation, support and monitoring, in addition to basic satellite capacity service. The implementation of Orion's strategy is based on the following elements:

              o Focus on Specialized Communications Needs of Multinational Organizations
              o  Bridge to Emerging Markets and Remote Locations
              o  End-to-End Service
              o  Global Coverage
              o  Early Market Entry
              o  Local Presence
              o  Ownership of Facilities

     Focus on Specialized Communications Needs of Multinational Organizations

     Orion targets the needs of multinational businesses and governmental customers for customized private network communications services. Advantages of the Company's satellite-based network services include: (i) transmission over wide areas to multiple dispersed sites including sites in emerging markets; (ii) interconnectivity among all sites; (iii) wide bandwidth and high data speeds;
(iv) transmission of data, fax, teleconferencing and voice over the same network; (v) high transmission reliability, quality and security; (vi) Internet access; and (vii) rapid implementation, both for the initial installation and for later network modifications. Due to the flexibility of the network, Orion is able to provide companies with customized solutions to link multiple locations.

     Bridge to Emerging Markets and Remote Locations

     Orion targets customers doing business in emerging markets and remote locations of developed markets which often lack the fiber optic and digital infrastructure required for wide bandwidth, high speed data applications. Terrestrial transmissions in many emerging markets must often pass through local, poorly developed network segments before reaching the customer premises, making it difficult to send and receive high speed data. In contrast, Orion's satellite system completely avoids such "bottlenecks" in local network segments by sending and receiving transmissions directly to and from customers, avoiding the need to interconnect with the local infrastructure. A significant portion of Orion's private communications network customers transmit high-speed data to and from locations in Central and Eastern Europe. Orion 2 and Orion 3 will extend coverage to the Commonwealth of Independent States, Latin America and the Asia Pacific Region.

     End-to-End Service

     Orion provides its services directly to and among customer locations using satellite transmission and VSATs installed at customer premises. Offering end-to-end services and bypassing terrestrial infrastructure allows Orion to offer higher reliability and higher quality services than some terrestrial facilities by bypassing multiple telecommunications service providers and local networks and avoiding related toll charges. It also permits Orion to install networks more quickly than many of its competitors, who must deal with multiple vendors and multiple communications technologies. Orion offers its customers one-stop shopping. This includes a single point of contact, an all-inclusive contract and consistent quality of service throughout the network.

     Global Coverage

     Orion believes that providing global coverage is a competitive advantage in marketing to multinational corporations. Orion 1 covers 34 European countries, much of the U.S. and portions of Canada, Mexico and North Africa. Orion uses capacity leased from other carriers to supplement its network coverage area (such as to areas of Russia and Latin America). Orion estimates that when Orion 2 (with coverage of Europe, Russia, the eastern United States, Latin America, North Africa and the Middle East) and Orion 3 (with coverage of the Asia Pacific region) are deployed, the satellite footprints in the aggregate will cover an area inhabited by over 85% of the world's population. This coverage will enable Orion to offer its customers a single source for service offerings and a greater measure of network quality control than terrestrial alternatives.

     Early Market Entry

     Orion develops an early market presence in targeted geographic areas prior to satellite launch in order to build its customer base. To accomplish this, Orion hires sales people, develops relationships with local ground operators, and delivers its services using leased satellite capacity. Orion employed this strategy prior to the commercial operation of the Orion 1 satellite and is pursuing the same approach with Orion 2 and Orion 3. For example, the Company is currently providing service in Latin America and Russia over leased satellite capacity.

     Local Presence

     Orion has arrangements with 30 local ground operators covering most countries within the Orion 1 footprint, and is entering into additional arrangements as it offers services in new areas. These ground operators are critical to providing integrated service because they obtain necessary licenses, install and maintain the customers' networks, provide in-country business experience and often facilitate market entry.

     Ownership of Facilities

     Orion  believes  it  is  strategically   important  to  own  its  satellite
facilities. Orion believes that over the long-term ownership of satellite facilities provides a cost advantage over resellers and other private service providers that must lease satellite capacity to provide services to customers. The Company's satellite ownership enables it to control the quality and reliability of its network solutions, maintain the flexibility to rapidly add capacity, new locations and new features to its customer networks, and respond quickly to customer requests.

Industry Overview

     Fixed communications satellites are generally located in geostationary orbit approximately 22,300 miles above the earth and blanket large geographic areas of the earth with signal coverage. Satellites are thus well suited for transmissions that must reach many locations over vast distances simultaneously (i.e., point-to-multipoint transmissions), such as the distribution of television programming to cable operators, television stations and directly to homes. Satellites can be accessed from virtually any location within the geographic area they cover. This ubiquitous coverage allows the satellite to transmit voice and data communications to remote locations and emerging markets where terrestrial infrastructure is not well developed. Historically, satellites were used primarily for international voice and data traffic, using large earth stations that enabled lower-power satellites to function as "cables in the sky". The principal drawback to satellite-based voice transmission is the 1/4 of a second delay caused by the signal traveling to and from the satellite. In the U.S., Western Europe and Japan, the use of satellites for voice traffic has decreased since the early 1980s with the growth of fiber optic cable networks. Geostationary satellites now are used primarily for television distribution. However, voice and data traffic remains the dominant use of satellites in developing countries.

     Prior to the late 1970s or early 1980s, most terrestrial infrastructure consisted of copper wire (and, to a lesser extent, microwave systems), which was well suited for ordinary telephone service. Today most developed economies employ fiber optic cables, which provide much wider bandwidth than copper. In addition, transoceanic cables now link most major industrialized countries. Fiber optic cables are well suited for carrying large amounts of bulk traffic between two fixed locations, and unlike copper wire facilities have sufficient capacity to carry the high speed data communications that comprise an increasing percentage of communications traffic. However, in many less developed areas, terrestrial facilities still consist mainly of copper wire. Even in areas with fiber optic networks, the "last mile" connections to customer premises often consist of copper wire. As a result, customers with sites in areas which are underdeveloped or which have not upgraded their "last mile" copper wire to fiber optic cable often do not have access to the full range of high speed data communications demanded by many businesses.

     Satellites provide a number of advantages over terrestrial facilities for many high speed communications services. First, satellites provide ubiquitous service within their footprint and can deliver service directly to customers' premises. Satellites enable high speed communications service where there is no suitable terrestrial alternative available. In addition, satellites can completely bypass terrestrial network congestion points, "last mile" bottlenecks and unreliable networks of incumbent service providers to provide advanced services to locations where conventional terrestrial service is available but inadequate. Second, the cost to provide bandwidth via satellite does not increase with the distance between sending and receiving stations. Not only must terrestrial networks add physical capacity to cover additional distances, they must also continually reamplify transmission signals. Satellites are well suited for transmission across large distances, for wide bandwidth and for point-to-multipoint (broadcast) applications. Finally, since VSATs are relatively easy to install and/or relocate, high power satellite networks can be rapidly installed, upgraded and reconfigured. In contrast, installation of fiber optic cable is expensive, time consuming and requires obtaining rights-of-way.

     The current generation of high power Ku-band satellites, such as Orion 1, is particularly well suited to provide high speed business communications services in addition to video distribution services. The use of the Ku-band frequencies (as opposed to the C-band used by older generations of satellites) offers reduced interference with ground communications. This enables satellites to use the higher broadcasting power necessary to support small, low-cost VSAT earth stations and makes it cost effective to transmit to or among numerous locations.

Data Networking

     During the past decade, there has been significant growth in data networking applications. The data networking market includes a number of types of services, including leased lines for private networks, public data network services, managed network services, frame relay and other services such as ATM (asynchronous transfer mode) and WAN (wide area network) services. Data networking applications include:

     Private network services; intranets. Many companies are utilizing their own "private" networks to meet their specific communications requirements, including voice and data communications, business television transmissions, video teleconferencing, high speed fax and e-mail. Corporate networks offer higher performance, greater control and security than can be provided through the public network. Corporations are also taking advantage of intranets to distribute information within their own companies using Internet technologies.

     Data inquiry, collection and retrieval. Hotel and travel reservation systems and financial enterprises use private communications networks for database inquiries and retrieval of information stored on computers. Banks use such networks to verify account balances and connect automatic teller machines to computers. Retail establishments verify credit standing and gather inventory information. Other businesses use private communications networks to gather data from multiple locations and transport it to central locations for analysis.

     Internet. Business and consumers rely on the Internet for a growing number of services, including research, e-mail, data exchange, software and graphics, financial services and shopping, and even voice communications. These applications are predicted to continue to expand and diversify in the future as enabling technologies mature.

     Image  transmissions.   Manufacturing,  publishing,  research  and  medical
industries use dedicated communications networks for high-resolution image transmissions requiring large amounts of bandwidth.

     Government networks. Network telecommunications are employed for complex military and nonmilitary government applications, including administrative and logistical functions, that require high security and customer network control.

     Orion believes that the demand for international data networking will continue to grow as a result of (i) the shift to client/server computing, (ii) the proliferation of bandwidth intensive applications and the development of protocols such as frame relay to handle these applications, and (iii) use of the Internet and intranets as part of main-stream corporate communications.

         (i) Shift to client/server computing. Businesses are increasingly shifting from using large host computers and centralized data network architectures to distributed PC and workstation based platforms. As a result, businesses require more private network infrastructure to establish and interconnect local and wide area networks. As businesses expand, the ability to link multiple locations becomes more important.

         (ii) Proliferation of bandwidth intensive applications; frame relay. Companies are relying more heavily on applications such as CAD/CAM and image transfer that require more bandwidth and result in traffic patterns that involve bursts of transmissions. In addition, there is increasing demand for near-instantaneous response time and more reliable data transport. Frame relay services support these applications and reduce the cost of fully and partially meshed networks.

         (iii) Expansion in Internet and intranet services. The Internet is becoming a major vehicle for economic and social activity enabling broad, global access to financial and business information, research material, and information on leisure, arts and general interest topics. Business uses of the Internet include communication within and among businesses, electronic commerce, advertising and merchandising. Internet usage has also led to increased demand for "intranet" services for corporate applications. Intranet servers are used for publishing information, processing data and data-based applications and collaboration among employees, vendors, and customers.

     The significant growth in data networking services has led to rapid growth in demand for satellite-based networks. Multinational companies are not always able to implement client/server architectures, install wide bandwidth applications or employ Internet and intranet solutions in every market due to underdeveloped terrestrial communications infrastructure. Therefore, a growing use of VSATs is to provide wide bandwidth capacity to industrial sites in emerging markets and remote locations. Recent Comsys and Price Waterhouse reports have identified an installed base of 140,000 to 160,000 VSATs and predict significant worldwide growth over the next few years.

Orion Market Opportunity

     The Company believes that demand for satellite-based communications services will continue to grow because of (i) the expansion of businesses beyond the limits of wide bandwidth terrestrial infrastructure, (ii) accelerating demand for high speed data services, (iii) growing demand for Internet and intranet services, especially outside the U.S., (iv) increased size and scope of television programming distribution, (v) worldwide deregulation of telecommunications markets and (vi) continuing technological advancements.

         (i) Expansion of business beyond the limits of wide bandwidth terrestrial infrastructure. Overall growth in the international telecommunications market reflects the increasingly international nature of business, the increasing importance of emerging and newly industrialized economies and the increase in international trade. International businesses expanding into emerging markets often rely on the incumbent communications service providers for voice circuits. However, as large organizations increasingly rely on more sophisticated, high speed communications services to run their businesses, many of these companies face operational bottlenecks when attempting to implement more sophisticated communications networks. These problems are faced both by companies in emerging markets and companies in developed markets that rely on "last mile" copper infrastructure to interconnect with a fiber optic network. Satellites provide wide bandwidth end-to-end service directly connecting customer premises and bypassing the limitations of terrestrial facilities.

         (ii) Accelerating demand for high speed data services. The growth of graphical user interfaces, the popularity of bandwidth-intensive applications such as CAD/CAM, the incorporation of high-resolution electronic images into business processes and video teleconferencing have necessitated major upgrades of corporate data networks to accommodate the high data transfer requirements of these applications. Most of these high speed data services require fiber optic cable or other high bandwidth connections to the customer premises. Even in developed markets, the "last mile" connection to the customer premises often consists of copper wire, which cannot support many high speed data services. Satellites are well positioned to take advantage of this trend because they provide reliable high bandwidth service everywhere in their coverage areas, reaching sites in underdeveloped areas, and bypass "last mile" copper wire facilities that are unable to support high speed communications.

         (iii) Demand for Internet and intranet services. The growth in Internet and intranet services has further strained corporate network infrastructures. The utility of Internet services to users is often constrained by the lack of sufficient bandwidth to support high-resolution graphical applications and images. Even where infrastructure quality is high, the rapid growth of the Internet continues to create network congestion. Users are sometimes unable to use current-generation software or gain high speed access to the Internet due to the poor quality of their local terrestrial infrastructure. Satellites have many advantages in delivering Internet services. Satellite-based networks provide services directly to customer premises, bypassing terrestrial bottlenecks and congested Internet routing facilities. In addition, satellite based networks can be designed to support asymmetric and multicast Internet traffic much more efficiently than terrestrial networks.

         (iv) Increased size and scope of television programming distribution. The global television market is experiencing significant growth, both in terms of the number of broadcasters creating programming and the number of channels available to viewers. Within the U.S., the number of television broadcast and cable television program networks grew from three in 1970 to over 100 in 1993 and to approximately 200 in 1996. U.S. and international broadcasters are seeking to expand into each others' markets, increasing the need for satellite transmission capacity. Non-U.S. broadcasters are using international satellites to distribute domestic programming to U.S. and other overseas audiences of similar cultural heritage. Furthermore, the Company believes that as the number of broadcasters and channels increases, individual competitors will have a greater need for competitive differentiation which will increase the use of live transmissions and expand television coverage. Multichannel programming is expanding rapidly in Eastern Europe, Latin America and Asia. The growth in multichannel programming has increased the demand for international programming such as news and sports. Orion is well positioned to take advantage of this growth due to its high-power Ku-band satellite and trans-Atlantic footprint.

         (v) Worldwide deregulation of telecommunications markets. During the past decade many countries have liberalized their telecommunications markets in order to permit new competitors to provide facilities and services. These changes have been particularly apparent in Europe, where Orion currently has the ability to deliver network service to and among points in 27 countries. Deregulation is also creating new competitors to national telecommunications companies, which represent potential additional customers for the Company's services.

         (vi)  Continuing  technological  advancements.   The  following  recent
     technological advances are expected to increase capacity, efficiency and demand for satellite services:

                  1. High Power Satellites.  The ability of service providers to deliver high quality services directly to customer premises has greatly improved with the development of high power satellites. Older, lower power satellites require large, expensive earth stations to receive transmissions. Typically these earth stations were located outside urban areas and required interconnection with public telephone systems. High power satellites, such as Orion 1, enable the use of small, inexpensive VSAT earth stations that may be installed at customer locations, thereby reducing customer costs and bypassing all terrestrial facilities.

                  2. Meshed Network Services. Traditional VSAT networks employ a hub/star architecture anchored by an expensive hub earth station that controls the network and communicates with each of the VSATs. Recent advances in VSAT technology have led to the creation of fully meshed satellite-based networks. These networks offer less transmission delay than hub/star networks by enabling any network node to communicate with any other network node directly through the satellite without having to transmit through a central network control point.

                  3. Frame  Relay.  The  Company  believes  that  despite  rapid advances in network services and application software, many companies hesitated to implement meshed data networks due to high overhead costs generated by descriptive and routing commands required to travel with the data traffic. Frame relay technology reduces the number and complexity of commands needed to send data, and enables companies to implement more cost-effective meshed networks. To meet customers' demands for fully meshed frame relay network services, the Company has developed its VISN service.

                  4. Compressed Digital Video. CDV technology is designed to compress up to ten high-quality video channels into the same bandwidth that previously carried one or two analog channels. This technology is creating a rapid expansion in the number of available video channels with improved transmission quality. CDV lowers the per-channel cost of delivering programming via satellite and cable television systems, thereby enabling more programming options to be provided to smaller markets. The Company believes that CDV will enable continued growth in the number of video channels and also accelerate broadcasters' efforts to distribute their programming internationally. The Company also believes that CDV will result in higher total revenues per transponder as more customers can be served per transponder. However, CDV may also in effect increase the supply of satellite transponders, causing prices to decline.

Orion Services

     Orion provides satellite-based digital communications services comprised of: (i) private network services for multinational business and governmental customers, (ii) Internet backbone and access services and (iii) satellite transmission capacity services, including video distribution services for broadcasters, news organizations and international carriers. For 1996, 60% of revenues were derived from the sale of satellite capacity (primarily for video distribution services). These figures are consistent with the Company's strategy of building a stable base of revenues through sales of transmission capacity and then focusing on the delivery of value-added private network services to end-users.

     Private Communications Network Services

     International Leased Line Services. Orion's international leased line services include Digital Link and Digital Channelized Link. Digital Link can be designed as a "point-to-point" private network service directly connecting customer locations or as a "point-to-multipoint" service for customers seeking to transmit communications from a central location to numerous remote sites. Orion also offers Digital Channelized Link, a multiplexed version of Digital Link that integrates digitally compressed voice, fax and data traffic into a single channel. Digital Link and Digital Channelized Link services have been offered by Orion since 1993. International leased line services have constituted a majority of Orion's bookings of private communications network services to date.

     One customer, a major multinational consumer goods company, required voice/fax and data connectivity from nine offices in Central and Eastern Europe to the company's U.S. headquarters, utilizing data speeds of up to 128 Kbps. The sites are manufacturing centers for the customer's soap and toiletry products and the customer uses Orion's service for managing inventory and "just-in-time" order entry. The customer was seeking a "one-stop shopping" solution delivered by a single network service provider. The customer investigated two alternative networking solutions and selected satellite connectivity provided by Orion over terrestrial facilities provided by the local PTTs due to superior quality.

     International Data Networking Services. Orion's fully-meshed frame relay based international data networking service, "Virtual Integrated Sky Network" ("VISN"), allows customers to transmit and receive voice, fax and data communications, including intranet services, among multiple locations simultaneously. VISN was developed by Orion and is produced by Nortel Dasa (a joint venture among Northern Telecom, Dornier GmbH, and Daimler Benz Aerospace
AG). The first phase of this service became available to customers commencing in the third quarter of 1995, and subsequent phases of the service have been introduced during 1996 and are expected to be introduced during 1997, including the addition of video teleconferencing. VISN offers customers bandwidth on demand for data, voice and fax and, following the introduction of in-process and future releases, customers will have the option to be charged on a "pay per use" basis (e.g., minutes of use for voice and volume for data). VISN employs TDMA technology, which further increase the effective bandwidth available for data transmission. The VISN product was awarded "Best New Transport Technology Product" at the 1995 ComNet New Product Achievement Awards Competition. Most customers have between four and ten sites, and generally have minimum data rates with the ability to use substantially greater bandwidth for bursts of traffic.

     A VISN customer, Creditanstalt Bankverein, Austria's second largest bank, needed a voice and data network among all of its branches in Central and Eastern Europe. Data applications varied from electronic mail to transfer transactions to its data center in Vienna, along with voice requirements for interoffice telephone calls and facsimile transmission. Creditanstalt investigated terrestrial leased line and dial-up services to satisfy its requirements. Orion's VISN service offered full meshed, frame relay network service which supports both voice/fax and data transmission simultaneously. Creditanstalt replaced its terrestrial network with a nine site VISN network using data speeds of up to 256 Kbps.

     Internet Backbone and Access Services

     The Company believes that the rapid growth of the Internet has created substantial opportunities for Orion. First, the United States has become the residence of the majority of the world's Internet content. Companies are looking for reliable, wide bandwidth connections which bypass congested Internet network segments. Orion's transatlantic capacity is well suited for companies in Europe, including Internet Service Providers ("ISPs"), seeking high-speed access to the U.S. Internet. Second, the Internet has begun to evolve from a user centered "pull" environment (users requesting information) to a content provider centered "push" environment (information delivered to users without concurrent request). Broadly distributed entertainment, information and advertising via the Internet are well suited for broadcast, point-to-multipoint communications facilities, such as satellite. By using satellite broadcasts to transmit the most popular Internet content to regional locations, ISPs can reduce their costs and relieve network congestion. Finally, Internet data communications are typically asymmetric. A typical, large Internet data transmission is predicated by a user request that comprises only a few bytes of traffic. This interaction is inefficient when carried over terrestrial full-duplex networks, which carry the same capacity in both directions. Orion's satellite based solutions can be designed with different amounts of capacity in each direction, providing an inexpensive circuit for user requests and high-speed, reliable and available capacity for the data that flows back to the user. Orion offers three Internet-related services, described below.

     ISP Backbone Service. Orion's DirectNet I service is designed for European ISPs. The service combines a dedicated, high speed point-to-point circuit between the ISP's points of presence in Europe and the North American Internet through a dedicated, fully redundant backbone connection. Orion also offers additional features with its DirectNet I service, including 24-hour network monitoring, control and support and a 99.5% network availability guarantee and associated downtime credits. Orion is pursuing requirements or joint venture arrangements with ISPs in which all of their transatlantic traffic would be carried over Orion 1 as it develops. For example, Orion has an arrangement with PSINet, Inc. in which Orion has agreed to serve as the supplier for PSINet's backbone, connecting PSINet's various points of presence in Europe to the U.S. Internet backbone. Orion's ISP customers include, for example, companies such as Global Ukraine, an ISP based in Kiev. Global Ukraine sought Internet connectivity to the United States backbone with advanced technical features. Orion now provides Global Ukraine with a 256 Kbps circuit from the Ukraine to the United States with a connection into the U.S. Internet at three network access points, providing route diversity and ensuring fast response time by avoiding points of potential network congestion. Orion does not expect DirectNet I to generate more than 10% of its revenues.

     Corporate Internet Access. Orion's DirectNet II service is offered to international corporations requiring high volume data transmission in connection with World Wide Web browsing and downloading. DirectNet II provides a point-to-point circuit between the North American Internet and the corporation's premises. Orion offers large corporations Internet access service by reselling the Internet access services of several large ISPs, such as DIGEX and UUNet.

     Multicast Satellite-Based Internet Services. Orion recently introduced its WorldCast service which allows ISPs or corporate users to significantly reduce Internet bandwidth and ground facility costs. The service is based on an asymmetric architecture which couples wide bandwidth satellite broadcasting with narrow bandwidth terrestrial links to the Internet. Furthermore, WorldCast can provide a single channel that is shared among multiple ISPs, which can remove a significant amount of traffic from ISP terrestrial networks. The Company has recently taken orders from customers, but is not currently providing any customers with this service.

     Video Distribution and Other Satellite Transmission Services

     Orion provides transmission capacity to cable and television programmers, news and information networks, telecommunications companies and other carriers for a variety of applications. Approximately two-thirds of Orion's transmission capacity services consist of video services. The Company generally offers transmission capacity services under long term contracts and also offers occasional use services for periods of up to a few hundred hours.

     Video Services -- Contribution. Orion's video services include "contribution," the long-distance transport of video signals (usually one or more television channels) to one location. Viacom has leased capacity for one channel on Orion 1 for the purpose of occasional or full time transmission for video programming from its U.S. facilities to a broadcast facility in London. From there it can be inserted into programming and rebroadcast in

Europe. Orion's contribution services also include transport of news programming for RTL, a major commercial broadcast network in Germany. RTL needed to interconnect its various news bureaus in Germany and the U.S. to transmit news stories to its headquarters in Cologne. Orion provided 24 MHz of transatlantic transmission capacity service allowing transmission of RTL's programming in compressed digital video format.

     Video  Services  --  Distribution.  Cable and  television  programmers  use
Orion's satellite transmission services for distribution of television programming to local broadcast stations, cable head-ends, MMDS (multichannel microwave distribution) systems and SMATV (satellite master antenna television). Orion has a joint marketing agreement with NTL, which operates one of the largest video gateways in Europe, located in downtown London. Orion and NTL offer programmers uplink, compression and distribution to cable head-ends throughout the United Kingdom and to locations in Europe. Orion's ability to offer video distribution services is aided by the transponder switching capabilities of Orion 1, which are (and those of Orion 2 and Orion 3 are expected to be) designed to permit programs to be distributed simultaneously throughout the satellite's coverage area.

     Orion's video distribution customers include Black Entertainment Television, Inc. ("BET"), which was seeking a video distribution service for the distribution of its BET On Jazz International Network, an internationally distributed programming network dedicated to international Jazz and Blues artists. BET required receipt of its signal at its headquarters in Washington, D.C., conversion to a European TV standard, digital compression and uplinking of the compressed digital video signal for distribution to cable head ends in the United Kingdom and other sites in Europe.

     News and Special Events. Orion 1 is used for transmission of special events or remote feeds to international news bureaus from television stations and on-location mobile transmitters. Because Orion's Ku-band technology and VSAT ground segment infrastructure offers high reception sensitivity, the Company is especially effective in transmitting television signals sent from low-powered portable transmitters typically used by news organizations and program distributors. In contrast to video contribution services, news and special events are characterized by occasional use rather than long-term capacity contracts. CNN selected Orion's service for its coverage of Bosnia, and Orion provided service to the European Broadcasting Union for coverage of the Olympics in Atlanta.

     International Carriers. Orion satellite transmission services are used by international carriers to provide backup for terrestrial lines and to provide communications services to areas with inadequate telecommunications capabilities. These carriers resell Orion's capacity as part of their own services.

     Capacity Sales. Orion sells bulk capacity to resellers who use Orion's transmission capacity as one component of a customer's end-to-end communications solution. For example, Orion currently sells capacity to a number of firms that resell Orion's capacity to governmental organizations.

     Orion offers a range of value-added services in conjunction with its video distribution and other satellite transmission services. Such services may include the provision of video uplinking and receiving stations, digital compression equipment and software, transmission monitoring and gateway interconnection services.

     Features and Benefits

         Orion's satellite-based services offer customers a number of important features, which provide significant benefits versus competing alternatives.

         Bypass terrestrial network and multiple international connection points. Orion's ability to bypass terrestrial facilities improves service reliability and quality by reducing potential points of failure and avoiding "last mile" limitations. In addition, terrestrial bypass allows Orion to avoid the multiple in-country toll charges of terrestrial facilities and thereby reduces cost.

         Direct end-to-end service to customer sites. Orion provides service from rooftop to rooftop using VSAT earth stations located on customer premises. This "end-to-end service" is reliable, rapidly installed, easily upgraded and avoids the "last mile" limitations of some terrestrial alternatives.

         Ubiquitous coverage. Orion delivers wide bandwidth service to emerging markets and remote locations where there are no effective terrestrial alternatives.

         One-stop shopping. Orion provides its customers with a single point of contact for customer care, including service, billing and support.

         Two-way communications for all sites. Orion's meshed network solutions and frame relay services promote network efficiency and allow real-time data transfer among dispersed network points.

         Well-suited for asymmetric communications traffic. Orion's network solutions can be designed to carry asymmetric traffic efficiently, which increases performance and lowers cost to customers for services such as Internet services.

         Point to multipoint capability. Orion's ability to broadcast video, data and voice to multiple locations simultaneously enables efficient network design.

        High power Ku-band transmissions, high reception sensitivity. Orion's high power transmissions allow customers to lower costs by utilizing small, less expensive earth station equipment. Orion 1's reception sensitivity allows for effective reception from portable earth stations, an advantage in satellite news gathering.

        Cost-competitive. Orion prices its services to be competitive with both satellite-based and terrestrial alternatives.

Customers and Backlog

     Customers. As of December 31, 1996, Orion had entered into contracts with 182 customers, principally large multinational corporations, European companies and governmental agencies. These entitles come from many different industries, including communications, broadcasting manufacturing, government, banking and finance, energy, lottery, consumer distribution, Internet access services and publishing. Selected customers from each service area are set forth below.

--------------------------------------------- ---------------------------------- ----------------------------------

Private Network Services:                     AT&T                               Deere & Company
Digital Link/Digital Channelized              Amoco                              EDS
Link                                          Amway                              GE Americom
                                              Chase Manhattan Bank               Global One
                                              Citibank                           News International Limited
                                              Concert                            Westinghouse

Private Network Services:                     Balluff & Co.                      Pepsi Cola
VISN                                          Creditanstalt                      Price Waterhouse

Internet-related                              Am. Univ. of Bulgaria              LV Net Teleport
                                              Banknet                            Spectrum
                                              Datac                              Terminal Bar
                                              Global Ukraine                     TSSA Nask

Video Transmission and Other                  AsiaNet                            Hughes Network Systems
                                              Black Entertainment Television     Hungarian Broadcasting
                                              Bonneville International           MCI
                                              British Telecom                    RTL Television
                                              CNN                                Telecom Italia
                                              Comsat                             Viacom International

--------------------------------------------- ---------------------------------- ----------------------------------

     More than half of Orion's customers are based in the U.S., but these customers have a substantial majority of their sites in Western and Eastern Europe.

     Orion has entered into a contract with DACOM Corp., a Korean communications company which provides international and long distance telephone and leased line services, international and domestic data communications and value added network services. Under the contract, DACOM will, subject to certain conditions, lease eight dedicated transponders on Orion 3 for thirteen years for direct-to-home television service and other satellite services, for $89 million payable in installments from December 1996 through seven months following the lease commencement date of the transponders. DACOM has the right to terminate the contract before March 31, 1997 (and Orion would retain the $10 million paid) if it fails to obtain certain approvals. Payments are subject to refund if Orion 3 has not been successfully launched and commenced commercial operation by June 30, 1999. Although Orion 3 is scheduled to be launched in the fourth quarter of 1998, there can be no assurance that Orion will be able to meet the delivery requirement of this contract.

     Backlog. At December 31, 1996, Orion had approximately $214.9 million of contracts in backlog (including $89 million from the DACOM contract and after giving effect to the Exchange and related transactions, which resulted in changes to arrangements with Exchanging Partners that reduced backlog by approximately $11 million), as compared to approximately $120.6 million at December 31, 1995. The backlog contracts generally have terms of between three and four years. Orion presently anticipates that at least $166.3 million of its backlog will be realized after 1997. Orion has begun to receive contract renewals under expiring contracts (under some of the earliest contracts, which were entered into in 1993). The size of contracts varies significantly, depending on the amount of capacity required to provide service, the geographic location of the network and other services provided. As of December 31, 1996, Orion had a VSAT installation backlog of 83 units.

     Although many of the Company's customers, especially customers under large and long-term contracts, are large corporations with substantial financial resources, other contracts are with companies that may be subject to other business or financial risks. If customers are unable or unwilling to make required payments, the Company may be required to reduce its backlog figures (which would result in a reduction in future revenues of the Company), and such reductions could be substantial. The Company has recently instituted tighter credit policies, and has taken steps to remove from backlog arrangements with customers who have not taken service or have not made all required payments. In the second quarter of 1996, the Company determined that one large customer under a long-term contract (accounting for backlog of approximately $19.9 million) was not likely to raise the necessary financing to commence its service in the near future, and accordingly the Company no longer considers such contract part of its backlog. Also in the second quarter of 1996, the Company removed from its backlog contracts with a customer (accounting for backlog of approximately $4.5 million) which had ceased paying for the Company's services. In the fourth quarter of 1996, the Company removed $10.4 million from its backlog related to contracts under which customers failed to use the contracted service or failed to make timely payment. The Company's contracts commence and terminate on fixed dates. If the Company is delayed in commencing service or does not provide the required service under any particular contract, as it has occasionally done in the past, it may not be able to recognize all the revenue it initially includes in backlog under that contract. In addition, the current backlog contains some contracts for the useful life of Orion 1; if the useful life of Orion 1 is shorter than expected, some portion of backlog may not be realized unless services satisfactory to the customer can be provided over another satellite.

Sales and Marketing

     Orion uses both direct and indirect sales channels. Orion markets its private communications network services and Internet services through direct sales, local representatives and distributors in Europe and the United States, and wholesale arrangements with major carriers, Internet service providers, resellers and systems integrators. Orion markets its video distribution and other satellite transmission services primarily through direct sales. Orion also has established arrangements with local companies in most countries within the Orion 1 footprint to assist Orion with selling efforts and to provide customer support and network maintenance functions in those countries (as discussed below under the caption "Network Operations; Local Ground Operators").

     Orion generally will enter into a single contract with customers covering service to a number of countries. Orion offers the business customer a single point-of-contact, a single contract and one price for its entire network, which Orion believes constitutes true "one-stop shopping." Orion prices its services centrally, using a single, easily administered set of pricing procedures for customer networks.

     Marketing will be critical to Orion's success. However, Orion has limited experience in marketing, having commenced full commercial operations in 1995. Orion's marketing program until recently consisted of direct sales using a U.S. based sales force and indirect sales channels, including Limited Partner sales representatives, for sales in Europe. The majority of Orion's contract bookings to date have been generated by its direct sales force. Certain of Orion's indirect sales channels in Europe have not met expectations. Orion has been significantly increasing its direct sales capabilities in Europe, particularly with respect to sales of private communications network services. Although Orion believes that the increase in its European sales capabilities will increase its bookings, there can be no assurance regarding the timing or amount of such increase. Sales of Orion's services generally involve a long-term complex sales process, and Orion's bookings have fluctuated significantly.

     The Company may from time to time enter into joint ventures or acquire businesses which provide it with additional customers or which enhance its marketing capabilities. The Company recently completed such an acquisition, as discussed above under "Recent Developments".

     Direct Sales

     Orion has assembled a direct sales force of 30 (as of December 31, 1996) full-time employees in the United States and Europe to offer its private communications network and satellite transmission services. Approximately 67% of the sales force is based in the United States (in Maryland) and approximately 33% is based in Europe. Orion expects to continue to expand its sales force significantly throughout 1997, both in the U.S. and Europe.

     Indirect Sales Channels

     Representatives/Distributors. Orion has entered into agreements for the marketing of its private communications network services in the United Kingdom, France, Germany, Austria, Italy and other European countries. These agreements call for sales, marketing and customer support services in specified geographical areas, generally on a non-exclusive basis. Generally, the duration of these agreements is three years. Third party sales representatives receive commissions and fees for sales and customer support services, each of which are payable over the life of the customer contracts to which the representative's services relate and which are based upon the revenues derived. Sales representatives are supervised by Orion sales managers, who establish marketing strategies with the representatives, establish pricing, attend certain sales calls, develop marketing materials and sales training tools, coordinate joint efforts in promotional events and provide information about Orion's services. Orion also provides engineering support to its sales representatives. Orion provides some of these functions to support the sales efforts of its distributors. Distributors purchase Orion's services at wholesale prices and resell those services to customers at prices determined by the distributors. Two former limited partners of the Orion Atlantic Limited Partnership who serve as sales representatives (and ground operators) are entitled to receive additional commissions under a "profit sharing" formula based on their overall contribution to sales, but no amounts have been paid under such formula to date. Orion expects that unless such sales representatives increase their sales significantly, payments under the profit sharing arrangement will not be material.

     Major Carriers and Other Wholesalers. Orion has entered into distributor resale arrangements with major carriers, teleport operators, resellers and other companies in the United States and internationally. These distributors typically purchase communications network services from Orion at a wholesale rate for resale to their customers. This represents an important sales channel for the Company, and the Company is focusing on strengthening these relationships. Major carriers employ substantial sales forces and have the advantage of being existing providers to many of Orion's target customers, which makes marketing easier and increases awareness of customer needs.

Network Operations; Local Ground Operators

     Orion has a centralized network operations function at its corporate headquarters in Rockville, Maryland, supported by arrangements with local companies in most countries within the Orion 1 footprint who assist Orion with selling efforts and perform customer support and network maintenance functions. Orion's relationships with ground operators are critical to providing integrated service because ground operators obtain necessary licenses, install and maintain the customers' networks, provide in-country business experience and often facilitate market entry.

     Network Operations. Once the Company enters into a contract with a customer, it finalizes the design of the customer's network, acquires the required equipment and arranges for the installation and commissioning of the network. Upon commencement of service, Orion also monitors the performance of the networks through its U.S. based network management center, located at its corporate headquarters in Rockville, Maryland, and from facilities in Europe. The network management center allows Orion to perform diagnostic procedures on customer networks and to reconfigure networks to alter data speeds, change frequencies and provide additional bandwidth.

     Ground Operators. Through arrangements with 30 local ground operators, Orion currently has the ability to deliver network services (through Orion 1 or leased capacity on other satellites) to or among points in twenty seven European countries, the United States and Mexico (which comprise substantially all of the countries within the coverage area of Orion 1), as well as arrangements to deliver network services in certain other Latin American countries. The ground operator agreements call for installation and maintenance of VSATs and other equipment, customer support and other functions in designated geographical areas, generally on a non-exclusive basis. Generally, such ground operations agreements last three years. Orion coordinates ground operations services
(including service calls) by its local agents through centralized customer service centers located at Orion's corporate headquarters and at its facilities in Amsterdam. Orion also provides its ground operators with installation and maintenance training materials and support. Ground operators receive fixed fees for installation, maintenance and other services, which vary depending on the level of services and the geographic area. Certain ground operators receive payments for customer support over the life of the related customer contract, based upon the revenues derived. Two former limited partners of the Orion Atlantic Limited Partnership who serve as ground operators are entitled to receive additional fees under a profit sharing formula, but no amounts have been paid under such formula to date and Orion expects that, unless such ground operators significantly increase the number of VSATs they maintain on behalf of Orion for Orion's customers, profit sharing payments will not be material. Orion's operations will continue to depend significantly on Orion being able to provide ground operations for private network services using representatives and distributors throughout the footprint of Orion's satellites. In the event that its network of ground operators is not maintained and expanded, or fails to perform as expected, Orion's ability to offer private network services will be impaired.

     Set forth below is a map showing the locations of Orion's existing European ground operators and potential new ground operators.

      [Document contains a map of Europe indicating where Orion has ground operators and where Orion
            is negotiating the hiring of additional ground operators]

Migration Plan for New Markets

     Prior to the launch of Orion 1, the Company began providing private communications network services to customers over satellite capacity leased from others. This early market entry strategy is being extended to Latin America and Asia with the execution of the Orion 2 Satellite Contract and commencement of construction of Orion 3 in December 1996. By developing an early market presence, Orion builds its customer base, establishes relationships with ground operators and becomes familiar with the regulations and practices in its new markets prior to launch of its satellites. Upon the launch of Orion 1, Orion migrated its customer base to its own satellite, and Orion expects to pursue the same approach for Orion 2 and Orion 3.

     In Latin America, the Company has a relationship with a ground operator in Mexico and is currently providing service to customers in Mexico, Colombia and Paraguay over leased capacity. The Company intends to migrate such services to Orion 2 after it commences operations, as Orion did with its Orion 1 satellite. The Company has three U.S-based direct sales personnel focused on selling in Latin America, and is pursuing relationships with other potential ground operators and joint venture partners.

     In Asia, the Company has assigned two full time personnel to pursue arrangements with potential ground operators and joint venture partners, and has commenced discussions with such entities in a number of Asian countries. Orion has begun the process of identifying potential sales representatives in countries within the Orion 3 footprint. The Company has also begun discussions with existing customers who have operations within the Orion 3 footprint and have expressed an interest in procuring Orion's services in Asia. Orion has started to identify other potential multinational and Asia-based customers, and plans to open a regional office in Asia in the second half of 1997. The Company expects its marketing for Orion 3 will be assisted by the $89 million pre-construction lease by DACOM, a Korean communications company, of eight of Orion 3's transponders for direct-to-home service and other satellite services.

Implementation of the Orion Satellite System

     Orion currently provides its services with Orion 1 and with facilities leased from other providers covering areas outside the satellite's footprint. Ultimately the Company will provide these services with three satellites, together with facilities leased outside of its footprints. Orion 1 provides coverage of the Northern Atlantic Ocean region. Orion 2 is being designed to cover the Atlantic Ocean region but with coverage of points further East (into the Commonwealth of Independent States) and South (into Latin America and Africa), and Orion 3 is being designed to cover the Asia Pacific region.

     The design, construction, launch and in-orbit delivery of a satellite is a long and capital-intensive process. Satellites comparable to Orion's typically cost in excess of $200 million (exclusive of development, financing and other costs) and take two to three years to construct, launch and place in orbit. Prior to launch, the owner generally must obtain a number of licenses and approvals, including approval of the host country's national telecommunications authorities to construct and launch the satellite, coordination and registration of an orbital slot (of which there are a limited number) through the ITU to avoid interference with other communications systems and a consultation on interference with INTELSAT (and EUTELSAT in the case of European satellites). Obtaining the necessary consents can involve significant time and expense, and in the case of the United States, requires a showing that the owner has the financial ability to fund the construction and launch of the satellite and to operate for one year. The Company has commenced construction of Orion 3 and Orion 2 prior to receipt of all regulatory approvals. Failure to obtain such approvals prior to launch would have a material adverse effect on the Company. Orion 1 is expected to have an in-orbit useful life of approximately 10.7 years, estimated to end in October 2005, and Orion 2 and Orion 3 are expected to have in-orbit useful lives of 13 years and 15 years, respectively (based upon present design). While there can be no assurances that adequate financing and regulatory approvals will be obtained, Orion plans to launch replacement satellites as its satellites reach the end of their useful lives.

     Orion 1

     Orion 1 was launched in November 1994 and commenced commercial operations in January 1995.

     Satellite Design and Footprint. Orion 1, which is in geosynchronous orbit at 37.5(Degree) West Longitude, is a high power Ku-band telecommunications satellite that contains 28 transponders of 54 MHz bandwidth and six transponders of 36 MHz bandwidth (although one of these transponders has not operated in accordance with specifications, as described below). The footprint of Orion 1 is shown below (although certain transponders of Orion 1 can be reconfigured to match changing business and telecommunications requirements).








                                   INSERT MAP

     Satellite Construction and Performance. Orion 1 was constructed by Matra Marconi Space's subsidiary MMS Space Systems Limited, one of the major satellite contractors in Europe. Orion 1 was designed both for the delivery of high-speed data and for high-powered digital video transmission to corporate users. In particular, Orion 1 was designed with high reception sensitivity, which enables two-way transmission from and to small earth stations, reducing the equipment and transmission cost to customers. Orion 1 has transatlantic networking capability, which allows users to uplink data in the U.S. or Europe and downlink that transmission simultaneously to the U.S. and Europe.

     This configuration simplifies customers' transatlantic networking solutions. Orion believes that Orion 1's Ku-band technology and VSAT ground segment infrastructure is among the least expensive, most flexible technologies for interactive satellite transmissions in the North Atlantic market. Like most recent satellites, Orion 1 offers digitally compressed transmission, in addition to analog transmission, which allows the satellite to increase by up to ten-fold its usable bandwidth per transponder, leading to greater revenue per transponder and greater network availability to customers in need of bandwidth on demand.

     When Orion 1 was delivered into orbit, one of the 36 MHz transponders with coverage of the United States did not perform in accordance with contract specifications. Orion settled the matter with the manufacturer for a one time refund of $2.75 million (which amount was applied as a mandatory prepayment under the existing Orion 1 Credit Facility). In addition, the manufacturer will pay Orion approximately $7,000 per month for the life of the satellite under the warranty to the extent the transponder is not used to generate revenue. Orion believes that the failure of such transponder to perform in accordance with specifications will not have a significant impact on Orion's ability to offer its services.

     In November 1995, one of Orion 1's components supporting nine transponders of dedicated capacity serving the European portion of the Orion 1 footprint experienced an anomaly that resulted in a temporary service interruption, lasting approximately two hours. Full service to all affected customers was restored using redundant equipment on the satellite. The redundant equipment currently generates a majority of Orion's revenues. Orion believes, based on the data received to date by Orion from its own investigations and from the manufacturer, and based upon advice from Orion's independent engineering consultant, Telesat Canada, that because the redundant component is functioning fully in accordance with specifications and the performance record of similar components is strong, the anomalous behavior is unlikely to affect the expected performance of the satellite over its useful life. Furthermore, there has been no effect on Orion's ability to provide services to customers. However, in the event that the redundant component fails, Orion 1 would experience a significant loss of usable capacity. In such event, while Orion would be entitled to insurance proceeds of approximately $47 million and could lease replacement capacity and function as a reseller with respect to such capacity (at substantially reduced gross margins), the loss of capacity would have a material adverse effect on Orion.

     Control of Satellite. Orion uses its tracking, telemetry and command facility in Mt. Jackson, Virginia (the "TT&C facility") to control Orion 1, and has in place backup facilities at its headquarters in Rockville, Maryland. In addition, Orion has a satellite control center at Orion's headquarters in Rockville, Maryland, from which commands can be sent to the satellite, directly, or remotely through the TT&C facility. Orion also has constructed a network management center at its headquarters to monitor the performance of Orion 1 and to perform diagnostic procedures on and to reconfigure its communications networks. Orion leases additional facilities in Europe for backup tracking, telemetry and command and network monitoring functions.

     Orion 2

     Schedule and Footprint. Orion intends to launch Orion 2 in the Atlantic Ocean region to bolster its European capacity and to expand its coverage area in the Commonwealth of Independent States, Latin America and parts of Africa. Orion 2 will be a high power Ku-band communications satellite which will contain approximately 30 transponders of 54 MHz bandwidth. Orion has obtained conditional authorization from the FCC for the orbital slot at 12(Degree) West Longitude for operation of Orion 2. The FCC has commenced the coordination process through the ITU and will commence consultation with INTELSAT upon request from Orion. Orion commenced construction of Orion 2 in February 1997 and expects to launch Orion 2 in mid 1999.








  [Document contains a map of North America, Latin America, Europe, Africa and
                                 Asia showing in
            shaded areas the proposed coverage footprint of Orion 2]

     Satellite Construction, Launch and Performance. Matra Marconi Space and MMS Space Systems are the prime contractors for Orion 2 and will use MMS Space Systems' EUROSTAR satellite platform for Orion 2. This platform was previously used for Inmarsat 2, Telecom 2, Hispasat and Orion 1. Lockheed Martin CLS will provide launch services for Orion 2 using the Atlas II A-S launch vehicle. Atlas II A-S, which is larger than the launch vehicle used for the launch of Orion 1, is an expanded version of Atlas II. All 26 of the Atlas II, II A and II A-S launches have been successful. There have been more than 500 Atlas flights since the first research and development launch in 1957.

     The Orion 2 satellite will be tested extensively prior to launch. Matra Marconi Space is obligated to correct all defects in the satellite or its components discovered prior to the launch. If Orion 2 is launched but fails to meet the specified performance criteria following launch, or fails to arrive at its designated orbit within 180 days of launch, or is completely destroyed or incapable of operation, Orion 2 will be deemed a "constructive total loss." Upon a constructive total loss of Orion 2, Orion would generally be entitled to order from Matra Marconi Space a replacement satellite on substantially the same terms and conditions as set forth in the Orion 2 Satellite Contract, subject to certain pricing adjustments. If Orion 2 is substantially able to perform but fails to meet certain criteria for full acceptance, Orion 2 will be deemed a "partial loss." Upon a partial loss of Orion 2, Orion would be entitled to receive a partial refund based on calculations of Orion 2's performance capabilities. If Orion 2 is not a constructive total loss or partial loss, but does not meet the specified performance requirements at final acceptance or for five years thereafter, Matra Marconi Space may be required to make certain refund payments to Orion up to a maximum of approximately $10 million. Orion's principal remedy in the case of a constructive total loss or partial loss will be under the launch insurance the Company is to obtain. The Orion 2 Satellite Contract provides Orion with an option to purchase a replacement satellite. Under the contract, Orion has an option to purchase a replacement satellite for Orion 2, to be delivered in orbit no later than 21 1/4 months after Orion's exercise of the option. A total or partial loss will involve delays and loss of revenue, which will impair Orion's ability to service its indebtedness, including the Notes, and such insurance will not protect Orion against business interruption, loss or delay of revenues or similar losses and may not fully reimburse the Company for its expenditures.

     The Orion 2 Satellite Contract provides for incentive payments to encourage early delivery and limited liquidated damages payable in the event of late delivery. The incentive payments would equal $25,000 per day for each day that Orion 2 is delivered prior to the scheduled delivery date. Liquidated damages in the event of a late delivery of Orion 2 also would be calculated on a daily basis, with the aggregate amount not to exceed approximately $12 million. These liquidated damages would be Orion's exclusive remedy for late delivery.

     Control of Satellite. Orion expects to use the TT&C facility to control Orion 2, and to use its existing network monitoring facilities in Rockville, Maryland and backup facilities in Europe.

     Orion 3

     Schedule and Footprint. Orion intends to launch Orion 3 in the Asia Pacific region. Orion 3 is expected to cover all or portions of China, Japan, Korea, India, Hawaii, Southeast Asia, Australia, New Zealand, and Eastern Russia. Orion 3 is expected to be a high-power satellite with twenty-three 54 MHz and two 27 MHz equivalent Ku-band transponders, ten 36 MHz C-band transponders for use by Orion, and eight Ku-band transponders to be used by DACOM, a large Asian customer, for direct-to-home television services and other satellite services. Orion, through the Republic of the Marshall Islands, has filed the appropriate documentation to begin the ITU process to coordinate an orbital slot at 139(Degree) East Longitude. Orion has not commenced the consultation process with INTELSAT with respect to such orbital slot. Orion commenced construction of Orion 3 in December 1996. Orion 3 is scheduled to be launched in the fourth quarter of 1998.

     The proposed coverage of Orion 3 is shown below.







                              [INSERT COVERAGE MAP]

     Pre-Construction Customer. Orion has entered into a contract with DACOM Corp., a Korean communications company which provides international and long distance telephone and leased line services, international and domestic data communications and value added network services. Under the contract, DACOM will lease eight dedicated transponders on Orion 3 for 13 years for direct-to-home television service and satellite services, in return for payment of approximately $89 million payable over a period from December 1996 through seven months following the lease commencement date for the transponders. DACOM has the right to terminate the contract before March 31, 1997 (and Orion would retain the $10 million paid) if it fails to obtain certain approvals. Payments are subject to refund if the successful launch and commencement of commercial operations of Orion 3 has not occurred by June 30, 1999. Although Orion 3 is scheduled to be launched in the fourth quarter of 1998, there can be no assurance that Orion will meet the delivery requirements of this contract. As part of the arrangements with DACOM, Orion granted DACOM a warrant to purchase 50,000 shares of Common Stock at $14 per share.

     Satellite Construction, Launch and Performance. Orion has selected Hughes Space as the prime contractor for Orion 3 and will use a Hughes Space HS 601 HP satellite platform for Orion 3. Launch services for Orion 3 will be provided using the McDonnell Douglas Delta III launch vehicle. Delta III, which is larger than the launch vehicle used for the launch of Orion 1, is an expanded version of the Delta II launch vehicle which has had 53 successful launches with a failure rate of less than 4%. The most recent launch of a Delta II (on January 17, 1997) resulted in a launch failure. There have been no Delta III flights to date, and the Company expects its launch to be the third Delta III flight based upon information provided by the launch vehicle manufacturer regarding its present flight schedules.

     Under the Orion 3 Satellite Contract, the Orion 3 satellite will be tested extensively prior to launch. Hughes Space is obligated to correct all defects in the satellite or its components discovered prior to the launch. The risk of loss or damage to Orion 3 passes from Hughes Space to Orion at the time of intentional ignition of Orion 3. After Orion 3 is launched and meets the specified performance criteria following launch, and has not suffered damage caused by any failure or malfunction of the launch vehicle, Hughes Space is required to perform in-orbit testing of Orion 3 to determine whether the transponders meet the specified performance criteria. If the transponders meet the specified performance criteria, Hughes Space is entitled to retain the full satellite performance payments described below.

     Orion has an option to purchase an additional satellite (which may be used as a replacement satellite) to be launched within 12 to 19 months after Orion exercises such option. Orion must pay a fee if it exercises this option; the size of the fee will depend on whether the additional satellite is required to be delivered in 12, 15 or 19 months. Hughes Space is obligated to furnish the replacement satellite on terms substantially similar to those contained in the Orion 3 Satellite Contract.

     The Orion 3 Satellite Contract provides for incentive payments to encourage satellite performance and limited liquidated damages payable in the event of late delivery. The incentive payments could total $18 million depending on the satellite's performance, of which $10 million could be payable upon acceptance of the Orion 3 satellite and $8 million is payable over the course of the satellite's operational lifetime. In the event that it is determined during the Orion 3's operational lifetime that a transponder is not successfully operating, Orion is entitled to receive payment refunds under the Orion 3 Satellite Contract. Liquidated damages in the event of a late delivery of Orion 3 also would be calculated on a daily basis, with the aggregate amount not to exceed approximately $6 million. These liquidated damages would be Orion's exclusive remedy for late delivery.

     Control of Satellite. Orion expects to lease a tracking, telemetry and command facility in the United States to control Orion 3 and to maintain backup facilities in Korea, pursuant to arrangements with DACOM.

                             SUMMARY SATELLITE DATA


                                             ORION 1                      ORION 2*                          ORION 3*
                                             -------                      --------                          --------
Region Covered.......................   Europe, Southeastern      Eastern U.S., Southeastern Canada   China, Japan, Korea, India,
                                        Canada, U.S., East of     Europe, Commonwealth of Independent Hawaii, Southeast Asia,
                                        the Rockies and Paris     States, Middle East, North Africa   and   Australia, New Zealand
                                        of Mexico                 America                             and Eastern Russia

Expected Launch......................   Operational(1)            Mid 1999                            Fourth Quarter of 1998
Satellite Manufacturer...............   MMS Space Systems         Matra Marconi Space                 Hughes Space
                                        (subsidiary of Matra
                                        Marconi Space)
Transponders(2)......................   34                        30                                  43

Ku-Band(3)...........................   28@0054 MHz               30@0054 MHz                         23@0054 MHz
                                        6@0036 MHz                                                    2@0027 MHz
                                                                                                      8@0036 MHz (4)

C-Band(5)............................              --                   --                            10@0036 MHz

Usable Bandwidth(6)..................   1728 MHz                  1620 MHz                            1944 MHz

EIRP(7)..............................   47 to 52 dBW              47 to 50 dBW                        44 to 52
                                                                                                      for Ku-Band;
                                                                                                      34 to 38
                                                                                                      for C-band
                                                                                                      returns
Total Prime Power(8) ................   4500 Watts                7000 Watts                          8000 Watts

Expected End of Useful Life(9)........  2005                      2012                                2013

Approximate Percentage of World
Population Covered by
Satellite(10)........................     17.9%                   27.0%                               57.0%


  * All information relating to Orion 2 and Orion 3 is based on currently proposed satellite designs. Such designs are not finalized and, therefore, particular features of Orion 2 and Orion 3 are subject to change, although changes are not expected to have a material impact on the operating specifications of the satellites.

  (1) Orion 1 was launched on November 29, 1994 and commenced commercial operations on January 20, 1995.

  (2) Satellite transponders receive signals up from earth stations and then convert, amplify and transmit the signals back down to other earth stations.

  (3) Ku-band frequencies are higher than C-band frequencies and are used worldwide for commercial satellite communications.

  (4) Orion has entered into a contract with DACOM under which Orion will provide eight dedicated transponders on Orion 3 for direct-to-home television service and other satellite services, provided that Orion 3 is delivered in orbit and fully operational by June 30, 1999.

  (5) C-band frequencies minimize interference from atmospheric conditions such as rain. C-band satellites share frequencies with terrestrial based microwave systems and therefore require more on-ground coordination to avoid interference problems and generally are lower power, requiring the use of large earth stations to receive signals. A portion of Orion 3 is designed to transmit over C-band frequencies since Orion 3 is to cover areas of Asia where satellite signals experience significant interference from rain during several months of the year.

  (6) Bandwidth is a measure of the transponder resource which determines the information carrying capacity. The actual information carrying capacity of a transponder is determined by a combination of the transponder's bandwidth and radio-frequency ("RF") power.

  (7) Equivalent isotropic radiated power ("EIRP") is a measure of the RF power of each transponder. Smaller and less expensive earth terminal antennas can be used with higher EIRP transponders.

  (8) Total prime power is the total amount of power that is required to support all of the communications and electronics functions of the satellite.

  (9) The expected end of a satellite's in-orbit useful life is based on the period during which the satellite's on board fuel permits proper station keeping maneuvers for the satellite. The information for Orion 1 is based on fuel level estimates on February 5, 1996. The information for Orion 2 and Orion 3 is based on their expected launch dates and their expected satellite designs, internal studies, the Orion 2 Satellite Contract and the Orion 3 Satellite Contract.

(10) The approximate percentages of world population covered or to be covered by the Orion satellites are not additive. In the aggregate, the footprints of the Orion satellites would cover over 85% of the world's population.

     Orbital Slots

     Orion 1. Orion has been licensed by the FCC and has completed the coordination process with INTELSAT to operate Orion 1 in geostationary orbit at 37.5(Degree) West Longitude.

     Orion 2. Orion has obtained conditional authorization from the FCC for the construction, launch and operation of Orion 2 at 12(Degree) West Longitude. On behalf of Orion, the FCC has commenced the orbital slot coordination process through the ITU. Orion believes that its use of the 12(Degree) West Longitude slot for Orion 2 is not likely to interfere with proposed uses of adjacent slots filed for by other governments, except for a possible overlap of 75 MHz with one such filing as discussed more fully below under the caption "-- ITU Coordination Process". Orion has commenced consultation with INTELSAT regarding Orion 2, and believes that since there are no INTELSAT satellites located adjacent to the 12(Degree) West Longitude orbital slot, the INTELSAT coordination should be obtained in due course.

     Orion 3. Orion, through the Republic of the Marshall Islands, has filed the appropriate documentation with the ITU to begin the ITU coordination process for Orion 3 at 139(Degree) East Longitude. Based upon the time of filing by the Republic of the Marshall Islands, Orion believes that the proposed orbital slot for Orion 3 would have effective priority under ITU procedures with respect to the 139(Degree) East Longitude orbital slot, but some proposals for adjacent slots would be entitled to priority over the Company's proposal (through the Republic of the Marshall Islands) with respect to certain frequencies. Orion believes, based upon its monitoring of the other proposals and information in the industry regarding their progress, that none of these entities will launch a satellite prior to launch of Orion 3 to take advantage of such priority. Orion has not commenced the consultation process with INTELSAT with respect to Orion 3, but as in the case of Orion 2 expects to complete the INTELSAT coordination in due course.

     Other Orbital Slots. Orion has received an authorization from the FCC for a Ku-band satellite in geostationary orbit at 47(Degree) West Longitude, and has coordinated this orbital position with INTELSAT. Orion has also filed an application with the FCC to operate a satellite at 126(Degree) East Longitude. The FCC has filed documentation with the ITU to commence the coordination process for this slot. In May 1996, in response to Orion's application, the FCC assigned the U.S. domestic orbital location of 135(Degree) West Longitude to Orion. In November 1996, the FCC granted authorization to Orion to utilize the slot, conditioned on Orion submitting financial qualification information, or documentation justifying a waiver of the financial requirements, within 120 days after the release of the individual order with respect to Orion's application. Orion made its filing on March 19, 1997.

     In May 1996, the FCC assigned Ka-band orbital locations for 33 U.S. companies for international orbital locations, including two assigned to Orion at 78(Degree) East Longitude and 126.5(Degree) East Longitude, and one at
47(Degree) West Longitude. In February 1997, these companies reached a consensual Ka-band orbital assignment plan for domestic orbital positions. Orion received orbital positions during this negotiation at 47(Degree) West Longitude, 81(Degree) West Longitude, 89(Degree) West Longitude, 127(Degree) West Longitude, 78(Degree) East Longitude and 126.5(Degree) East Longitude. The FCC is expected to release Ka-band service rules in April 1997. There can be no assurance that Orion will receive final licenses to operate at these orbital positions, or that the FCC will act favorably on Orion's other satellite filings.

     ITU Coordination Process. An international treaty to which the U.S. and the Republic of the Marshall Islands are parties requires coordination of satellite orbital slots through the procedures of the ITU. There are only a limited number of such orbital slots. ITU procedures provide for a priority to attach to proposals that are submitted first for a particular orbital slot and associated frequencies, and provide for protection from interference by satellites in adjacent slots. This priority does not establish legally-binding rights, but at a minimum establishes certain procedural rights and obligations for and with respect to the party that first submits its proposal.

     Over the past decade, a substantial increase in satellite proposals introduced into the ITU coordination process has caused delays in that process. In addition, many proposals are submitted to the ITU for registration of satellite systems that ultimately are not constructed or launched. As a result, the ITU is investigating ways to improve or streamline the filing process for registration of orbital slots. In the meantime, it has become international practice for operators who propose to use a certain orbital slot to investigate and evaluate whether proposals to launch satellites into the same or a nearby orbital location are likely to result in actual operation, and for operators to negotiate with other countries or operators that propose to use the same or a nearby orbital location. There can be no assurance of the outcome of any objections to this international practice or as to the results of the ITU's investigations.

     Orion is involved in discussions with certain governments concerning their proposals to use orbital slots. While Orion believes that it can successfully coordinate and resolve any interference concerns regarding the use of the orbital locations and frequency bands proposed for Orion 2 and Orion 3, there can be no assurance that this will be achieved, nor can there be assurance that ITU coordination will be completed by the scheduled launch dates for Orion 2 and Orion 3.

     In the event that successful coordination cannot be achieved, Orion may have to modify the satellite design for Orion 2 or Orion 3 in order to minimize the extent of any potential interference with other proposed satellites using those orbital locations or frequency bands. Any such modifications may result in certain features of Orion 2 and Orion 3 differing from those described in this Prospectus and may result in limitations on the use of one or more transponders on Orion 2 or Orion 3 or delays in the launch of Orion 2 or Orion 3. In order to achieve successful coordination, Orion may also have to modify the operation of the satellites, or enter into commercial arrangements with operators of other satellites, in order to protect against harmful interference to Orion's operations. If interference occurs with satellites that are in close proximity to Orion 2 and Orion 3, or with satellites that are subsequently launched into locations in close proximity without completing ITU coordination procedures, such interference would have an adverse effect on the proposed use of the satellites and on Orion's business and financial performance.

     Insurance

     Orion has obtained satellite in-orbit life insurance for Orion 1 covering the period from May 1996 to May 1997 in an initial amount of approximately $245 million providing protection against partial or total loss of the satellite's communications capability, including loss of transponders, power or ability to control the positioning of the satellite. The aggregate premium for in-orbit insurance for Orion 1 is approximately $6 million per annum. Orion intends to procure launch insurance for the construction, launch and insurance costs of Orion 2 and Orion 3. In the past, satellite launch insurance was generally procured approximately six months prior to launch. Recently, it has become possible to obtain a commitment from insurance underwriters well before that time, which fixes the rate and certain terms of launch insurance. Orion intends shortly to seek such a commitment from insurance underwriters to provide launch insurance for Orion 2 and Orion 3. Present insurance rates range at or above 16% of the insured amount, depending upon such factors as the launch history and recent performance of the launch vehicle to be used and general availability of launch insurance in the insurance marketplace (although such rates have reached 20% or higher in the past several years). Such insurance can be expected to include certain contract terms, exclusions, deductibles and material change conditions that are customary in the industry. After launch of Orion 2 and Orion 3, the Company intends to procure satellite in-orbit life insurance for Orion 2 and Orion 3. Launch and in-orbit insurance for its satellites will not protect the Company against business interruption, loss or delay of revenues and similar losses and may not fully reimburse the Company for its expenditures.

Competition

     As a provider of data networking and Internet-related services, Orion competes with a large number of telecommunications service providers and value-added resellers of transmission capacity. As a provider of satellite transmission capacity, Orion competes with other providers of satellite and terrestrial facilities.

     Many of these competitors have significant competitive advantages, including long-standing customer relationships, close ties with regulatory and local authorities, control over connections to local telephone networks and have financial resources, experience, marketing capabilities and name recognition that are substantially greater than those of Orion. The Company believes that competition in emerging markets will intensify as incumbent service providers adapt to a competitive environment and international carriers increase their presence in these markets. The Company also believes that competition in more developed markets will intensify as larger carriers consolidate, enhance their international alliances and increase their focus on data networking. Orion's ability to compete with these organizations will depend in part on Orion's ability to price its services at a significant discount to terrestrial service providers, its marketing effectiveness, its level of customer support and service and the technical advantages of its systems.

     Service Providers

     Orion has encountered strong competition from major established carriers such as AT&T, MCI, Sprint, British Telecom, Cable & Wireless, Deutsche Telekom, France Telecom and Kokusai Denshin Denwa, which provide international telephone, private line and private network services using their national telephone networks and link to those of other carriers. A number of these carriers have formed global consortia to provide private network services, including AT&T -- Unisource Services Company (AT&T, PTT Telecom Netherlands, Telia (Sweden), Swiss Telecom PTT and Telefonica of Spain), Concert (British Telecom and MCI), and Global One (Sprint, France Telecom and Deutsche Telekom). Other service providers include MFS Worldcom (which acquired IDB Communications Group, Inc. and Wiltel International, Inc.), Infonet, SITA, Telemedia International, Spaceline, ANT Bosch (which is being acquired by General Electric), Teleport Europe, Impsat, and various local resellers of satellite capacity. Finally, service organizations that purchase satellite capacity, VSAT and other hardware and install their own networks may be considered competitors of the Company with respect to their own networks. Although these carriers and service providers are competitors, some are also Orion's customers. Orion believes that all network service providers are potential users of Orion's satellite capacity for the network services they offer their customers.

     Satellite Capacity

     Orion provides fixed satellite service and does not intend to compete with most proposed mobile satellites or low earth orbit systems ("LEO") such as Globalstar, Iridium or Odyssey (although the Company expects to compete with Teledesic, a proposed LEO system), or, with the exception of the pre-leased transponders on Orion 3 to be used for video transmissions, with direct-to-home satellite systems such as Primestar, DirecTV or EchoStar. Mobile satellite services are characterized by voice and data transmission to and from mobile terminals on platforms such as ships or aircraft. Direct-to-home services are characterized by the transmission of television and entertainment services directly to consumers. Orion's satellites will compete with trans-Atlantic fixed satellite systems, European regional and domestic systems and Asian systems.

     Existing International and Trans-Atlantic Satellite Systems. The market for international fixed satellite communications capacity has been dominated by INTELSAT for thirty years, and INTELSAT can be expected to continue to dominate this market for the foreseeable future. INTELSAT, a consortium of approximately 140 countries established by international treaty in 1964, owns and operates the largest fleet of commercial geosynchronous satellites in the world (25 satellites, with additional satellites on order). INTELSAT's satellites have historically been general purpose, lower-power satellites designed to serve large areas with public telephone service transmitted between expensive gateway earth stations. INTELSAT generally provides capacity directly to its signatories who then market such capacity to their customers. The availability of new services generally is subject to the discretion of each country's signatory and INTELSAT is required under its charter to set its pricing in order to achieve a fixed pre-tax return on equity that is established from time to time by INTELSAT's board of governors. INTELSAT is considering a restructuring and it is expected that the Intelsat Assembly of Parties will decide on a new structure for the organization in 1997. Any restructuring of INTELSAT that increases its marketing flexibility could materially impact Orion's ability to compete in the market for private satellite delivered services.

     PanAmSat currently operates four satellites, with one satellite providing coverage in each of the Atlantic Ocean region, the Asia Pacific region and Indian Ocean region (the fourth covers the Atlantic Ocean region but is near the end of its useful life). These satellites primarily provide broadcasting services, such as television programming and backhaul operations. PAS 3, launched in January 1996, with coverage of the Atlantic Ocean, competes directly with Orion 1. It has performance attributes which are generally comparable to those of Orion 1 and carries 16 Ku-band transponders, of which 8 transponders are capable of providing service to or within Europe, and 16 C-band transponders. PanAmSat has announced that it intends to launch four additional satellites, two in 1997 that will provide coverage of the U.S., Central America and Mexico, and two that will provide coverage of the Indian and Pacific Ocean regions, respectively, in 1997 and early 1998. PanAmSat is in the process of selling a controlling interest to Hughes Electronics Corp., which is the largest private space-related company in the world. This transaction will enhance PanAmSat's ability to compete with Orion.

     Existing European Regional and Domestic Satellite Systems. In Europe, Orion competes with certain regional satellites systems and may compete with domestic satellite systems. Regional and domestic satellite systems generally have limited ability to serve customers with needs for extensive international networks. Orion's primary competitor in Europe is the major regional satellite system operated by EUTELSAT. EUTELSAT, established in 1977, presently comprises over approximately 45 member countries. EUTELSAT operates seven satellites, providing telephony, television, radio and data services, and has announced a plan to launch five new satellites through 1998.

     Asian Pacific Region Satellite Systems. Orion believes that currently-operating satellite systems in the Asia Pacific region generally are limited in their ability to provide private network and similar services at an acceptable performance level due to insufficient power, limited Ku-band capacity and limited geographic coverage. Nevertheless, there is a large number of satellite systems operating in Asia. The major Asia Pacific regional satellite systems include the AsiaSat system licensed in Hong Kong (with two satellites in operation and a third planned for launch in 1997), the Chinese Apstar system (also with two satellites in operation and a third planned for launch near the end of 1997) and the Indonesian Palapa system (with three satellites in orbit and plans to launch at least three more satellites through 1999). Japan has licensed several satellite networks for domestic and international service, including the JCSat series (three satellites in operation and a fourth planned for launch in 1997), NTT's two N-Star satellites, and Space Communications Corporation's Superbird A and B (with a third planned for 1997). Optus operates four Australian domestic satellites that offer limited international coverage and plans several follow-on satellites. Korea operates Koreasat 1 and 2, primarily for domestic service, with plans for a third satellite that would offer expanded regional service in 1999. Thailand has licensed the Thaicom system, with two domestic satellites in operation, and plans two new satellites in 1997 offering regional coverage. Measat operates a Malaysian system consisting of two satellites providing DTH service to Malaysia and parts of Asia.

     Other Satellite Systems. There are numerous satellites other than the ones discussed above that compete to some extent with Orion. In addition, the Company is aware of a substantial number of satellites that are in construction or in the planning stages. Most of these satellites will cover areas within the footprint of Orion 1 and/or the proposed footprints of Orion 2 and Orion 3. As these new satellites commence operations, they (other than replacement satellites not significantly larger than the ones they replace) will substantially increase the capacity available for sale in the company's markets. After a satellite has been successfully delivered in orbit, the variable cost of transmitting additional data via the satellite is limited. Accordingly, absent a corresponding increase in demand, this new capacity can be expected to result in significant additional price reductions. For example, Teledesic Corporation proposes to operate up to 840 low earth orbit small satellites by 2001 to provide global satellite services (including voice, data and broadband transmission services). Although Orion cannot assess to what degree, if any, these proposed satellites might compete with Orion in the future, Teledesic could provide significant competition to the Company.

     Terrestrial Capacity

     Orion   competes  with   terrestrial   facilities  for   intra-Europe   and
trans-Atlantic capacity.

     European Facilities. Orion's services compete with terrestrial telecommunications delivery services, which are being improved gradually through the build-out of fiber optic networks and a move from analog to digital switching. As fiber networks and digital network switching become more prevalent, the resulting improved and less expensive terrestrial capacity is increasingly competitive with Orion's services.

     Undersea Cable. Undersea fiber optic cable capacity has increased substantially in recent years. Although Orion believes that undersea cable capacity is not as well suited as satellite capacity to serve the requirements of video broadcasters or the demand for multi-point private network services, fiber optic and coaxial cables are well suited for carrying large amounts of bulk traffic, such as long distance telephone calls, between two locations. Operators of undersea fiber optic cable systems typically are joint ventures among major telecommunications companies. Orion expects strong competition from these carriers in providing private network services.

Regulation

     Regulatory Overview

     The international telecommunications environment is highly regulated. As an operator of privately owned international satellite systems licensed by the United States, Orion is subject to the regulatory authority of the United States (primarily the FCC) and the national communications authorities of the countries in which it provides service. Each of these entities can potentially impose operational restrictions on Orion. In addition, Orion is subject to the INTELSAT and EUTELSAT consultation processes. The changing policies and regulations of the United States and other countries will continue to affect the international telecommunications industry. Orion cannot predict the impact that these changes will have on its business or whether the general deregulatory trend in recent years will continue. Orion believes that continued deregulation would be beneficial to Orion, but deregulation also could reduce the limitations facing many of its existing competitors and potential new competitors.

     The operation of Orion 2 and Orion 3 will require a number of regulatory approvals, including (i) the approvals of the FCC (in the case of Orion 2), (ii) completion of successful consultations with INTELSAT and, in the case of Orion 2, with EUTELSAT; (iii) satellite "landing" rights in countries that are not INTELSAT signatories or that require additional approvals to provide satellite or VSAT services; and (iv) other regulatory approvals. Obtaining the necessary licenses and approvals involves significant time and expense, and receipt of such licenses and approvals cannot be assured. Failure to obtain such approvals would have a material adverse effect on Orion. In addition, Orion is required to obtain approvals from numerous national local authorities in the ordinary course of its business in connection with most arrangements for the provision of services. Within Orion 1's footprint, such approvals generally have not been difficult for Orion to obtain in a timely manner. However, the failure to obtain particular approvals has delayed, and in the future may delay, the provision of services by Orion.

     Authority to Construct, Launch and Operate Satellites

     Orion 1. In June 1991, Orion received final authorization from the FCC (the "Orion 1 License") to construct, launch and operate a Ku-band satellite in geostationary orbit at 37.5(Degree) West Longitude in accordance with the terms, conditions and technical specifications submitted in its application to the FCC. The Orion 1 license from the FCC expires in January 2005. Although Orion has no reason to believe that its licenses will not be renewed (or new licenses obtained) at the expiration of the license term, there can be no assurance of renewal.

     Orion 2. Orion has obtained conditional authorization from the FCC for the orbital slot at 12(Degree) West Longitude for operation of Orion 2. The Orion 2 authorization will not become final until Orion completes a consultation with INTELSAT and demonstration to the FCC of its financial ability to meet the costs of construction, the launch of its satellite and operating expenses for one year following launch. Orion has not yet met the required financial qualifications demonstration to the FCC and intends to do so within 90 days after completion of INTELSAT consultation. Orion recently commenced consultation with INTELSAT. The application filed with the FCC for Orion 2 contains a technical proposal different than that currently being coordinated with the ITU, and will need to be amended. Orion has no reason to believe that the FCC will not approve such amendment or that the amendment will cause material delay in obtaining final FCC authority for Orion 2.

     Orion 3. Orion is pursuing an orbital slot at 139(Degree) East Longitude through the Republic of the Marshall Islands. Under an agreement with the Republic of the Marshall Islands entered into in 1990, the Republic of the Marshall Islands agreed to file with the ITU all documents necessary to secure authorization for Orion to operate a satellite in geo-stationary orbit. In return for the right to utilize any orbital slots secured by the Republic of the Marshall Islands, Orion must, among other things, (i) commence construction of a functioning operating center for satellites serving the Pacific Island portion of the Orion Asia Pacific network at least a year prior to the operation of an Orion satellite, (ii) train and support certain employees designated by the Republic of the Marshall Islands at least a year prior to the operation of an Orion Asia Pacific satellite, and (iii) construct, equip and install (except for power supply or back-up) four earth stations capable of handling a "T-1" circuit for operation with the Orion Asia Pacific system prior to the operation of an Orion Asia Pacific satellite.

     Consultation with INTELSAT and EUTELSAT

     Orion 1. Prior to receiving final licensing and launch authority for Orion 1, Orion successfully completed its consultation with INTELSAT pursuant to the INTELSAT Treaty. A similar consultation for Orion 1 was completed with EUTELSAT in May 1994. Additional consultations or other approvals may be needed in individual countries for the use of VSATs.

     Orion 2. Orion has recently commenced consultations with INTELSAT. Orion believes that since there are no INTELSAT satellites located adjacent to the 12(Degree) West Longitude orbital slot, the INTELSAT coordination should be obtained in due course. Orion intends to commence consultation with EUTELSAT in the near future through the coordination procedures of the ITU.

     Orion 3. Orion has not commenced consultations with INTELSAT for Orion 3, but Orion believes that since there are no INTELSAT satellites located adjacent to the 139(Degree) East Longitude orbital slot, the INTELSAT coordination should be obtained in due course. There is no requirement to coordinate with EUTELSAT for the 139(Degree) East Longitude orbital slot.

     There can be no assurance that Orion will successfully complete these consultations.

     International Telecommunication Union

     An international treaty to which the U.S. and the Republic of the Marshall Islands are parties requires coordination of satellite orbital slots through the procedures of the ITU. The process for coordinating orbital slots through the ITU is discussed under the caption "Orbital Slots -- ITU Coordination Process."

     Orion 1. After Orion 1 reached its orbital position and commenced operation, the FCC notified the ITU. This concluded the process for coordination of the Orion 1 orbital slot.

     Orion 2. On behalf of Orion, the FCC has commenced the orbital slot coordination process through the ITU. Orion believes that its use of the 12(Degree) West longitude slot for Orion 2 is not likely to interfere with proposed uses of adjacent slots filed for by other governments, except for a possible overlap of 75 MHz with one proposal as discussed more fully under the caption "Orbital Slots -- ITU Coordination Process."

     Orion 3. Orion, through the Republic of the Marshall Islands, has filed the appropriate documentation with the ITU to begin the ITU coordination process for Orion 3 at 139(Degree) East longitude. As discussed more fully under the caption "Orbital Slots -- ITU Coordination Process," based upon the time of filing by the Republic of the Marshall Islands, Orion believes that the proposed orbital slot for Orion 3 would have priority under ITU procedures with respect to the 139(Degree) East longitude orbital slot, but some proposals by other administrations for adjacent slots would be entitled to effective priority over the proposal by the Republic of the Marshall Islands with respect to certain frequencies. Orion believes, based upon its monitoring of the proposals of other administrations and information in the industry regarding their progress, that none of these administrations will launch a satellite prior to launch of Orion 3 to take advantage of such priority. Orion also believes that it can complete the ITU coordination process for Orion 3 at 139(Degree) East Longitude, however, there can be no assurance that this will be achieved.

     United States Regulatory Restrictions

     Orion is subject to regulation under the Communications Act, the FCC's July 1985 Separate Systems decision as modified by subsequent FCC decisions, other FCC regulations, and the terms of the various orders issued by the FCC with respect to Orion and its subsidiaries, including the terms of the Orion 1
License. These regulations, orders and authorizations impose various restrictions on Orion and on other similarly situated companies. Certain important restrictions are described below.

     Use of the Orion 1 Satellite System for U.S. Domestic Services. In January 1996, the FCC eliminated certain distinctions between U.S. licensed domestic satellites and separate satellite systems. It authorized both sets of U.S. licensed satellite operators to provide both domestic and international services. Domestic operators have designed their current satellite facilities principally for continental U.S. coverage of the United States, and thus may as a general matter offer only limited competition for international services at the outset. However, future satellite designs of domestic satellite operators could be modified to more directly compete in the international market.

     New Orbital Locations. The FCC now requires applicants, at the time of filing for an orbital position (either domestic arc or international orbital position), to demonstrate the financial ability to construct, launch and operate that satellite for a one year period. This new requirement will have no change in the licensing of Orion's orbital positions at 37.5(Degree) West Longitude, 12(Degree) West Longitude, 47(Degree) West Longitude and 126(Degree) East Longitude (the orbital slot at 139(Degree) East Longitude is not being pursued through the FCC and is not subject to the financial showing requirement). To the extent that Orion is seeking an orbital location through the FCC, Orion will need to have significant financing on hand at the time of application or obtain a waiver of the required financial demonstration. There is no assurance that Orion will be able to obtain such waiver.

     Unauthorized Transfer of Control. The Communications Act bars a change in control of the holder of FCC licenses without prior approval from the FCC. Any finding that a change of control without prior FCC approval had occurred could have a significant adverse effect on Orion's ability to implement its business plan.

     International Regulation

     Orion will need to comply with the applicable laws and obtain the approval of the regulatory authority of each country in which it proposes to provide network services or operate VSATs. The laws and regulatory requirements regulating access to satellite systems vary from country to country. Some countries have substantially deregulated satellite communications, making customer access to Orion services a simple procedure, while other countries maintain strict monopoly regimes. The application procedure can be time-consuming and costly, and the terms of licenses vary for different countries.

     Orion provides service using the licenses it obtains or that are obtained by local ground operators or, in certain cases, through customer-obtained authorizations. For example, Orion's representatives in the United Kingdom (Kingston Communications), France (Matra Hachette), Germany (Nortel Dasa) and Italy (Telecom Italia) have licenses in such countries. Orion also has obtained "landing rights" through the INTELSAT treaty (although each INTELSAT signatory country retains sovereignty over the transmission of satellite signals and retains the right to object to the use of satellites within its borders). Orion is now authorized, either directly or through its ground operators, to provide service in 27 European countries.

     Orion expects to pursue a similar strategy in Asia and Latin America. In addition, Orion will need to comply with the national laws of each country in which it provides services. Laws with respect to satellite services are currently unclear in certain jurisdictions, particularly within the Orion 3 footprint. In certain of these jurisdictions, satellite services may only be provided via domestic satellites. The Company believes that certain of these restrictions may change and that it can structure its operations to comply with the remaining restrictions. However, there can be no assurance in this regard.

     On February 15, 1997, the World Trade Organization ("WTO") completed negotiations concerning the regulatory liberalization of basic telecommunications services. Sixty-nine WTO countries, including the U.S., submitted offers. The Company believes completion of this WTO agreement will better facilitate market access for satellite services, and signals a positive trend towards global competition.

Human Resources

     As of December 31, 1996, Orion and its subsidiaries had 173 full-time employees. Of its total work force, 6 are part of management, 40 are in engineering or satellite control operations, 75 are in marketing, sales and sales support, and 52 are devoted to support and administrative activities.

                           FORWARD LOOKING STATEMENTS

     Information set forth in this Annual Report on Form 10-K under the captions "Business" "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Selected Consolidated Financial and Operational Data" and under other captions contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which statements represent Orion's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause Orion's actual operation results and financial position to differ materially. Such forward looking statements include the following: Orion's belief and the judgments of its independent engineering consultant, Telesat Canada, regarding the expected performance of the Orion 1 satellite over its useful life, and the effect of such performance on Orion's business; Orion's expectations regarding the period for construction and launch of Orion 2 and Orion 3; Orion's belief that it can overcome uncertainties relating to Orion 2 and Orion 3; Orion's expectations regarding receipt of regulatory approvals, coordination of orbital slots and avoidance of possible interference; Orion's beliefs regarding existing and future regulatory requirements, its ability to comply with such requirements and the effect of such requirements on its business; Orion's beliefs regarding the competitive advantages of satellites and of Orion's satellites, strategies and services in particular, both in general and as compared to other providers of services or transmission capacity and other services presently offered or which may be offered in the future; Orion's expectations regarding the growth in telecommunications and the demand for telecommunications services; Orion's beliefs regarding the demand for or attractiveness of Orion's services; Orion's beliefs regarding technological advances and their effect on telecommunications services or demand therefore; Orion's beliefs regarding availability of net operating loss carryforwards;
Orion's beliefs regarding its representatives and distributors; Orion's intention not to pay any dividend on the Common Stock in the foreseeable future; Orion's belief that any liability that might be incurred by Orion upon the resolution of certain existing or future legal proceedings not having a material adverse effect on the consolidated financial condition or results of operations of Orion; and the adoption of new accounting releases not being material to its financial condition, or results of operations.

     Orion cautions that the above statements are further qualified by important factors that could cause Orion's actual results to differ materially from those in the forward looking statements. Such factors include, without limitation, the following, in each case as presented more fully in Orion's Registration Statement on Form S-1 (No. 333-19167) on file at the Securities and Exchange Commission under "Risk Factors":

     Satellite Loss or Reduced Performance. Satellites are subject to significant risks, including launch failure, damage that impairs commercial performance, failure to achieve correct orbital placement during launch, loss of fuel that reduces satellite life, and satellite in-orbit risks. Although Orion 1 has been successfully launched and is in commercial operation, in November 1995, one of Orion 1's components supporting nine transponders of dedicated capacity serving the European portion of the Orion 1 footprint experienced an anomaly. Orion believes, based on the data received to date by Orion from its own investigations and from the manufacturer, and based upon advice from Orion's independent engineering consultant, Telesat Canada, that because the redundant components is strong, the anomalous behavior is unlikely to affect the expected performance of the satellite over its useful life. However, in the event that the currently operating component fails, Orion 1 would experience a significant loss of usable capacity. Although Orion maintains satellite in-orbit insurance on Orion 1, any loss in orbit or reduced performance of Orion 1 would have a material adverse effect on Orion. In addition, no assurance can be given that the launch of Orion 2 or Orion 3 will be successful. Although various sources of data permit differing conclusions, Orion is aware of sources indicating that the historical loss rate for all commercial geosynchronous satellite launches may be as high as 15%. Launch risks vary based upon the launch vehicle used and recent performance of that vehicle. In addition, Orion may have to change launch vehicles and could be subject to delays and higher costs of launch insurance if, for example, one of its selected vehicles experiences a launch failure with respect to another satellite. With respect to the risk of launch failure of Orion satellites, Orion has an option to purchase an additional satellite (which may be used as a replacement satellite) to be delivered in orbit, in the case of Orion 3, within 12, 15 or 19 months (at Orion's election) after it exercises the option, or, in the case of Orion 2, with 21 1/4 months after it exercises the option. Therefore, an unsuccessful launch of Orion 2 or Orion 3 would involve a delay in revenues for at least one year, and perhaps substantially longer. Significant loss or delay of revenue from any of the Company's satellites would have a material adverse effect on the Company.

     Limited Insurance for Satellite Launch and Operation. The in-orbit insurance of Orion 1 and the launch and in-orbit insurance for Orion 2 and Orion 3 will not protect the Company against business interruption, loss or delay of revenues and similar losses and may not fully reimburse the Company for its expenditures. In addition, such insurance includes or can be expected to include certain contract terms, exclusions, deductibles and material change conditions that are customary in the industry. Accordingly, an unsuccessful launch of Orion 2 or Orion 3 or any significant loss of performance with respect to any of its satellites would have a material adverse effect on Orion. Although Orion intends to procure insurance for the construction, launch and insurance costs of Orion 2 and Orion 3, Orion has not obtained any commitment from insurance underwriters to provide launch insurance for Orion 2 or Orion 3. There can be no assurance that such insurance will be available or that the price of such insurance or the terms and exclusions in the actual insurance policy will be favorable to the Company.

     Limited Life of Satellites. While Orion 1 is expected to have an orbital life of approximately 10.7 years (through October 2005), and Orion 2 and Orion 3 are expected to have orbital lives of approximately 13 years and 15 years, respectively, there can be no assurance as to the actual longevity of the satellites. A number of factors will affect the useful life of each satellite, including the rate of fuel consumption in achieving correct orbital placement during launch, the quality of its construction and the durability of its component parts.

     Timing and Cost Uncertainties with Respect to Orion 2 and 3. Orion presently plans to launch Orion 2 in the second quarter of 1999 and plans to launch Orion 3 in the fourth quarter of 1998, based upon the construction and launch schedules set forth in the satellite contracts. To meet these schedules, Orion must receive certain regulatory approvals, finalize the satellite designs and take other necessary steps, including the possible need of additional financing. Failure to meet the construction and launch schedules could increase the cost of Orion 2 or Orion 3, requiring additional financing. Although the Orion 2 satellite contract and the Orion 3 satellite contract are fixed-price contracts with firm schedules for construction, delivery and launch, there can be no assurance that increases in costs due to change orders or delay will not occur. There can be no assurance that the launch of Orion 2 or Orion 3 will take place as scheduled. A significant delay in the delivery or launch of Orion 2 or Orion 3 would have a material adverse effect on Orion.

     Risks of Proceeding with Construction Prior to Obtaining all Regulatory Approvals for Orion 2 and Orion 3. Orion has commenced construction of Orion 3 and Orion 2 prior to completion of the required consultation with INTELSAT and EUTELSAT (as defined), receipt of final authority from the FCC (in the case of Orion 2) and completion of the International Telecommunication Union ("ITU") coordination process. Failure to obtain one more necessary approval in a timely manner would likely have a material adverse effect on the Company.

     Additional factors that would cause Orion's results to differ materially from those in the forward looking statements include the following: no assurances regarding the business plan; Orion's history of losses and expectation of future losses; the substantial financial risks and financing requirements; substantial leverage and limits on Orion's ability to raise additional funds; potential adverse effects of competition; no assurances regarding approvals needed, current or future regulation of the telecommunications industry; no assurances regarding technological changes; risks of conducting international business; dependence of Orion on key personnel; control of Orion by principal stockholders; risks relating to senior preferred stock; limits on paying dividends on Orion common stock; and anti-takeover and other provisions of the certificate of incorporation, in each case as presented more fully in Orion's Registration Statement on Form S-1 (No. 333-19167) on file at the Securities and Exchange Commission under "Risk Factor."

Item 2.  Properties.

     Orion's principal offices comprise approximately 33,000 square feet located in Rockville, Maryland. These offices house not only Orion's personnel, but also contain the Company's satellite operations center for Orion 1. The lease covering these facilities expires in December 1999. In February 1992, Orion sold its earth station facility at Mount Jackson, Virginia, but retained six acres of land at that location plus access to certain capacity and facilities. Orion has leased the land and facilities in Mount Jackson to Orion Atlantic for use as part of the TT&C Station. Orion also leases approximately 7,300 square feet of office space in Gaithersburg, Maryland for operations personnel, 2,900 square feet of office space in Amsterdam, Netherlands also for operations personnel and approximately 5,000 square feet in London, England for sales and sales support personnel.

Item 3.  Legal Proceedings.

     In October 1995, Skydata Corporation ("Skydata"), a former contractor, filed suit against Orion Atlantic, Orion Satellite Corporation and Orion, in the United States District Court for the Middle District of Florida, claiming that certain Orion Atlantic operations using frame relay switches infringe a Skydata patent. Skydata's suit sought damages in excess of $10 million and asked that any damages assessed be trebled. On December 11, 1995, the Orion parties filed a motion to dismiss the lawsuit on the grounds of lack of jurisdiction and violation of a mandatory arbitration agreement. In addition, on December 19, 1995, the Orion parties filed a Demand for Arbitration against Skydata with the American Arbitration Association in Atlanta, Georgia, requesting damages in excess of $100,000 for breach of contract and declarations, among other things, that Orion and Orion Atlantic own a royalty-free license to the patent, that the patent is invalid and unenforceable and that Orion and Orion Atlantic have not infringed on the patent. On March 5, 1996, the court granted the Company's motion to dismiss the lawsuit on the basis that Skydata's claims are subject to arbitration. Skydata appealed the dismissal to the United States Court of Appeals for the Federal Circuit. Skydata also filed a counterclaim in the arbitration proceedings asserting a claim for $2 million damages as a result of the conduct of Orion and its affiliates. On May 15, 1996, the arbitrator granted the Orion parties' request for an initial hearing on claims relating to the Orion parties' rights to the patent, including the co-ownership claim and other contractual claims.

     On November 9, 1996, Orion and Skydata executed a letter with respect to the settlement in full the pending litigation and arbitration. As part of the settlement, the parties are to release all claims by either side relating in any way to the patent and/or the pending litigation and arbitration. In addition, Skydata is to grant Orion (and its affiliates) an unrestricted, world-wide paid-up license to make, have made, use or sell products or methods under the patent and all other corresponding continuation and reissue patents. Orion is to pay Skydata $437,000 over a period of two years as part of the settlement. The parties are in the process of negotiating the final terms of a formal settlement agreement.

     While Orion is party to regulatory proceedings incident to its business, there are no material legal proceedings pending or, to the knowledge of management, threatened against Orion or its subsidiaries.

Item 4.  Submission of  Matters to a Vote of Security Holders.

         None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Since completion of Orion's initial public offering in August 1995, the Common Stock has been quoted on the NASDAQ National Market under the trading symbol "ONSI." As of December 15, 1996, there were approximately 350 stockholders of record of Orion's Common Stock. The following table summarizes the high and low closing sale prices of Common Stock by fiscal quarter for 1995, 1996 and 1997 as reported on the NASDAQ National Market.

                              Quarter Ended:        1995
                  September 30 (from August 1)      $10 3/4 to $14 1/4
                  December 31                       6 3/4 to 12

                              Quarter Ended:        1996
                  March 31                          $8 1/4 to $14 3/4
                  June 30                           10 1/4 to 14 1/4
                  September 30                      7 1/4 to 12 1/8
                  December 31                       9 1/2 to 13 5/8

                              Quarter Ended:        1997
                              --------------        ----
                  March 31 (through March 21)       $9 1/8 to $15

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business, and therefore the Company does not anticipate paying cash dividends on its common Stock in the foreseeable future. The Company is not permitted to pay dividends on the Common Stock as long as the Company's Preferred Stock is outstanding, subject to certain limited exceptions. The approximately $14.5 million of the Company's Series A Preferred Stock which was issued in June 1994 and the approximately $4.5 million of outstanding Series B Preferred Stock which was issued in June 1995 (pursuant to options granted in June 1994), accrue dividends at 8% per annum. Accrued dividends on the Series A and Series B Preferred Stock are payable only in limited circumstances. Upon conversion of the Series A and Series B Preferred Stock into Common Stock, either at the option of the holder or in those cases where the Company has the right to require such conversion, accrued but unpaid dividends will be canceled. The approximately $123 million of the Company's Series C Preferred Stock which was issued in January 1997 accrues dividends at 6% per annum. Accrued dividends are payable in Common Stock. The number of shares of Common Stock distributable as a dividend on each share of Series C Preferred Stock is calculated based on the market price of such Common Stock as set forth in the Certificate of Designations for the Series C Preferred Stock. The Indentures relating to the Company's Senior Notes and Senior Discount Note restricts the payment by the Company of cash dividends on its capital stock.

     Recent Sales of Unregistered Securities. In January 1997, Orion consummated the following transactions involving the sale of its unregistered securities.

     On January 31, 1997, the Company acquired all of the limited partnership interests which it did not already own in the Company's operating subsidiary, International Private Satellite Partners, L.P. ("Orion Atlantic"), that owns the Orion 1 satellite. Specifically, the Company acquired the Orion Atlantic limited partnership interests and other rights relating thereto held by British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., an affiliate of Matra Hachette, and Trans-Atlantic Satellite, Inc., an affiliate of Nissho Iwai Corp. (collectively, the "Exchanging Partners").

     Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged (the "Exchange") their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C 6% Cumulative Convertible Redeemable Preferred Stock (the "Series C Preferred Stock"). In addition, the Company acquired certain rights held by certain of the Exchanging Partners' rights to receive repayment of various advances (aggregating approximately $41.4 million at December 31, 1996). The 123,172 shares of Series C Preferred Stock issued in the Exchange are convertible (as of January 31, 1997) into approximately 7 million shares of the Company's Common Stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company. The Exchange is described in greater detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

     On January 8, 1997, the Company acquired the only outstanding minority interest in the Company's subsidiary Orion Asia Pacific Corporation from British Aerospace Satellite Investments, Inc. in exchange for approximately 86,000 shares of the Company's Common Stock.

     On January 31, 1997, the Company also completed the sale of $50 million of its convertible junior subordinated debentures (the "Convertible Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Convertible Debentures and Matra Marconi Space purchased $10 million of the Convertible Debentures (collectively, the "Debenture Investments". The Convertible Debentures will mature in 2012, and will bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the Company. The Convertible Debentures are subordinated to all other indebtedness of the Company. The Debenture Investments are described in greater detail in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial and Operational Data (Dollars in Thousands, Except Per Share Data).

     The following selected consolidated statements of operations and balance sheet data as of and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the Company's audited consolidated financial statements. The pro forma consolidated statements of operations and balance sheet data are derived from the unaudited pro forma condensed consolidated financial statements. The pro forma data is not necessarily indicative of the results that would have been achieved nor are they indicative of the Company's future results. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. From its inception in 1982 through January 20, 1995, when Orion 1 commenced commercial operations, Orion was a development stage enterprise. Because of Orion's exclusive management and control of Orion Atlantic as its sole general partner (subject to certain rights of approval by the Limited Partners), and Orion's aggregate 33 1/3% (through November 1995, 41 2/3% from December 1995 through January 31, 1997) partnership interest, the financial statements of Orion Atlantic are consolidated with the financial statements of Orion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Pro Forma Condensed Consolidated Financial Statements" and the Consolidated Financial Statements and Notes thereto.

     In January 1997, the Company consummated the Merger (as defined below) as part of a series of transactions which significantly changed the Company. Those transactions, which are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, are as follows:

     (i) the acquisition of all of the limited partnership interests which the Company did not already own in the Company's operating subsidiary, Orion Atlantic, that owns the Orion 1 satellite, along with rights to receive repayment of various advances by Orion Atlantic and various other rights, in an exchange transaction for 123,172 shares of Series C Preferred Stock (the "Exchange");

     (ii) the acquisition by the Company of the only outstanding minority interest in the Company's subsidiary Orion Asia Pacific Corporation from British Aerospace Satellite Investments, Inc., in exchange (the "OAP Acquisition") for approximately 86,000 shares of the Company's Common Stock;

     (iii)  a  $710  million  notes   offering,   with   warrants   representing
approximately 2.6% of the outstanding Common Stock of the Company on a fully diluted basis (the "Bond Offering"), and

     (iv)the sale of $60 million of the Company's Convertible Debentures to British Aerospace Holdings, Inc. and Matra Marconi Space (the "Convertible Debentures Offering").

     The Exchange and the OAP Acquisition resulted in the Company owning 100% of Orion Atlantic and its other significant subsidiaries and, therefore, a greatly simplified corporate structure. The Exchange also resulted in a significant increase in the Company's capital stock outstanding. The net proceeds of the Bond Offering and Convertible Debentures Offering were used by the Company to repay the credit facility it entered into in connection with the construction of the Orion 1 satellite, to pre-fund the first three years of interest payments on certain of the Notes, and will be used by the Company for the construction and launch of two additional satellites, Orion 2 and Orion 3.


                                           Pro forma
                                           1996 (1)          1996            1995            1994          1993 (2)          1992
                                         -------------  --------------  --------------  --------------  -------------  -------------

CONSOLIDATED STATEMENTS OF  OPERATIONS
DATA:
   Revenues                              $      41,847  $     41,847    $      22,284   $       3,415   $      2,006   $      1,403
   Interest expense                             94,838        27,764           24,738              61            133            180
   Net loss (3)                               (133,630)      (27,195)         (26,915)         (7,965)        (7,886)        (3,295)
   Net loss per common share                    (12.71)        (2.62)           (3.07)          (0.86)         (0.85)         (0.40)
   Weighted average common shares
       outstanding (4)                      11,247,062    10,951,823        9,103,505      9,272,166       9,266,445      8,232,548

OTHER OPERATING DATA:
   Number of customers                             182           182              109              34             10              5
   Capital expenditures                  $      12,625  $     12,625    $       9,060   $      51,103   $     44,130   $     78,429
   Customer contract backlog (5)         $     214,887  $    214,887    $     120,612   $      39,122   $     18,185   $      9,402
   Sites (6)                                       322           322              151              57             --             --
   EBITDA (7)                            $         595  $        595    $     (15,427)  $     (14,014)  $     (9,069)  $     (6,243)

CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents             $     139,664   $    42,188    $      55,112   $     11,219    $      3,404   $     7,668
   Restricted and segregated cash (8)          406,937           --              --              --               --            --
   Total assets                                928,594       358,264          389,075        340,176         271,522       204,975
   Long-term debt (less current portion)       779,283       218,237          250,669        230,175         185,294       106,821
   Limited Partners' interest in Orion
       Atlantic (9)                                 --         10,130           14,626         62,519          69,909        77,753
   Redeemable preferred stock                  111,902        20,902           20,358         14,555              --            --
   Total stockholders' (deficit) equity          2,151          (436)          26,681          3,351           8,400        14,478
   Book value per share
                                                  .19           (.04)            2.46            .49            1.33          2.36

     (1) Adjusted to reflect the pro forma effects of the Transactions (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments"), assuming such events occurred, in the case of the Consolidated Statements of Operations Data, on January 1, 1996 and, in the case of the Consolidated Balance Sheet Data, on December 31, 1996.

     (2) In 1993, Orion Atlantic terminated its commitment to purchase a second satellite from MMS Space Systems, resulting in a termination charge of $5 million.

     (3) As required by GAAP, net loss is presented before accretion of preferred stock and preferred stock dividends. For the years ended December 31, 1996, 1996 (pro forma) 1995, 1994, 1993 and 1992 preferred stock dividends and accretion are $1.4, $9.3, $1.3, $0.6, $0 and $0 million, respectively.

     (4) Computed on the basis described for net loss per common share in Note 2 to the Consolidated Financial Statements.

     (5)  Backlog represents future revenues under contract.

     (6)  Sites   includes   installed   VSATs   and   additional   transmission
          destinations (such as customer premises) that share a VSAT.

     (7) "EBITDA" represents earnings before minority interests, interest income, interest expense, other expense (income), income taxes, depreciation and amortization. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period and should not be considered as an alternative to cash flows from operating, investing or financing activities as determined in accordance with GAAP. EBITDA is not a measurement under GAAP and may not be comparable to other similarly titled measures of other companies. Other expense (income) includes gains on sale of equipment, less costs of $5 million in 1993 associated with the termination of the Company's commitment to purchase a second satellite and the write-off of costs relating to the 1995 Attempted Financing of $3.4 million in the fourth quarter of 1995.

     (8) Restricted and segregated cash represents (i) $134 million that has been placed in a pledged account to fund the payment of the first six scheduled payments of interest on the Senior Notes. and (ii) $273 million that will be segregated by the Company and used only to invest in certain high quality short term investments to make payments for additional satellites and certain related costs.

     (9) Represents amounts invested by Limited Partners (net of syndication costs related to the investments), adjusted for such Limited Partners' share of net losses. The interests of the Limited Partners were acquired by the Company in the Exchange.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Orion's principal business is the provision of satellite communications for private communications networks and video distribution and other satellite transmission services. From its inception in 1982 through January 20, 1995, when Orion 1 commenced commercial operations, Orion was a development stage enterprise. Prior to January 1995, Orion's efforts were devoted primarily to monitoring the construction, launch and in-orbit testing of Orion 1, product development, marketing and sales of interim private communications network services, raising financing and planning Orion 2 and Orion 3.

     During 1996, OrionSat was the sole general partner in Orion Atlantic and Orion had a 41 2/3% equity interest in Orion Atlantic. As a result of Orion's control of Orion Atlantic during 1996, Orion's consolidated financial statements include the accounts of Orion Atlantic. All of Orion Atlantic's revenues and expenses are included in Orion's consolidated financial statements, with appropriate adjustment to reflect the interests of the Limited Partners in Orion Atlantic's losses prior to the Exchange. The assets and liabilities reported in the consolidated balance sheets at December 31, 1996 and December 31, 1995 primarily pertain to Orion Atlantic.

RECENT DEVELOPMENTS

     In January 1997, Orion consummated a series of transactions that are described below.

   ACQUISITION OF ORION ATLANTIC LIMITED PARTNERSHIP INTERESTS IN THE EXCHANGE

     On January 31, 1997, the Company acquired all of the limited partnership interests which it did not already own in the Company's operating subsidiary, Orion Atlantic, that owns the Orion 1 satellite. Specifically, the Company acquired the Orion Atlantic limited partnership interests and other rights relating thereto held by British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., an affiliate of Matra Hachette, and Trans-Atlantic Satellite, Inc., an affiliate of Nissho Iwai Corp. (collectively, the "Exchanging Partners").

     Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged (the "Exchange"), their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C 6% Cumulative Convertible Redeemable Preferred Stock (the "Series C Preferred Stock"). In addition, the Company acquired certain rights held by certain of the Exchanging Partners' to receive repayment of various advances (aggregating approximately $41.4 million at December 31, 1996). The 123,172 shares of Series C Preferred Stock issued in the Exchange are convertible (as of January 31, 1997) into approximately 7 million shares of the Company's Common Stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company. The
Exchange is described in greater detail under the caption "The Merger, the Exchange and the Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

     The Exchange and the acquisition by the Company of the only outstanding minority interest in the Company's subsidiary Orion Asia Pacific Corporation from British Aerospace Satellite Investments, Inc. on January 8, 1997 (in exchange for approximately 86,000 shares of the Company's Common Stock) results in the Company owning 100% of Orion Atlantic and its other significant subsidiaries and, therefore, a greatly simplified corporate structure.

   THE MERGER

     The Exchange was conducted on a tax-free basis by means of a Merger (defined below) that was consummated on January 31, 1997. Pursuant to the Exchange Agreement, Orion Oldco Services, Inc., formerly known as Orion Network Systems, Inc. ("Old Orion"), formed the Company as a new Delaware corporation with a certificate of incorporation, bylaws and capital structure substantially identical in all material respects with those of Old Orion. Also pursuant to the Exchange Agreement, the Company formed a wholly owned subsidiary, Orion Merger Company, Inc. ("Orion Merger Subsidiary"). Pursuant to an Agreement and Plan of Merger, Orion Merger Subsidiary was merged with and into Old Orion, and Old Orion became a wholly owned subsidiary of the Company (the "Merger"). On January 31, 1997, the effective time of the Merger, all of the stockholders of Old Orion received stock in the Company with substantially identical rights to the Old Orion stock they held prior to the effective time of the Merger. Following the Merger, the Company changed its name from Orion Newco Services, Inc. to Orion Network Systems, Inc. and the Company's wholly owned subsidiary Orion Network Systems, Inc. changed its name to Orion Oldco Services, Inc. The Exchange and Merger are described in greater detail under the caption "The Merger, the Exchange and the Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

   The Company is the successor issuer to Old Orion and filed a Registration Statement on Form 8-B with the Securities and Exchange Commission on January 31, 1997, to register all the issued and outstanding shares of Common Stock and preferred stock of the Company. The Company is considered the successor to Old Orion for purposes of the NASDAQ National Market and the Company's Common Stock is quoted on the NASDAQ National Market under the trading symbol "ONSI."

   FINANCINGS

     On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one 11.25% Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of common stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5% Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase
0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant, and together with the Senior Note Warrants, the "Warrants"). Interest on the Senior Notes will be payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes will not pay cash interest prior to January 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002. The exercise price for the Warrants will be $.01 per share of Common Stock of the Company. The shares of Common Stock of the Company initially issuable upon exercise of the Warrants represent approximately 2.62% of the outstanding Common Stock of the Company on a fully diluted basis as of January 31, 1997. The Bond Offering was underwritten by Morgan Stanley & Co. Incorporated and Merrill Lynch & Co. The foregoing description of the Notes is qualified in its entirety by the description of such Notes in the Indentures and Notes documents, copies of which have been filed as exhibits to this Annual Report on Form 10-K.

     On January 31, 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures (the "Convertible Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Convertible Debentures and Matra Marconi Space purchased $10 million of the Convertible Debentures (collectively, the "Convertible Debentures Offering," and together with the Bond Offering, the "Financings"). The Convertible Debentures will mature in 2012, and will bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the Company. The Convertible Debentures are subordinated to all other indebtedness of the Company, including the Notes.

     The net proceeds of the Bond Offering and Convertible Debentures Offering were used by the Company to repay the Orion 1 credit facility, pre-fund the first three years of interest payments on certain of the Notes, and will be used to build and launch of two additional satellites, Orion 2 and Orion 3.

   ORION 2 AND ORION 3 COMMENCEMENT OF CONSTRUCTION

     Orion 2 and Orion 3 Construction Contracts. Orion commenced construction of Orion 2 in February 1997 under a satellite procurement contract with Matra Marconi Space for Orion 2. The contract for Orion 2 provides for delivery in orbit of Orion 2 by June 1999, excluding launch insurance, for a firm fixed price of $201 million. Orion commenced construction of Orion 3 in December 1996 and entered into a satellite contract with Hughes Space and Communications International, Inc. for Orion 3 in January 1997. The contract for Orion 3 provides for delivery in orbit of Orion 3 by December 1998, excluding launch insurance, for a firm fixed price of $208 million.

     Pre-Construction Lease on Orion 3. Orion has entered into a contract with DACOM Corp., a Korean communications company ("DACOM"), under which DACOM will, subject to certain conditions, lease eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for the transponders (which is scheduled to occur by January 1999). Payments are subject to refund unless Orion 3 commences commercial operation by June 30, 1999.

OVERVIEW

     Orion's revenues are principally generated under three to four year contracts for delivery of communications services. Such revenues are derived principally from recurring monthly fees from its customers, although many contracts include initial non-recurring installation and other fees. These non-recurring fees generally are structured to cover the Company's actual costs of installation of the customer's site-based equipment. The revenues from each contract vary, depending upon the type of service, amount of capacity, data handling ability of the network, the number of VSATs (which generally are owned by Orion), value-added services and other factors. Depending on the complexity of the services to be provided to a customer, the period between the date of signature of a contract and the commencement of actual services (and receipt of fees) typically ranges from 30 days to six months. Substantially all of Orion's contracts are denominated in U.S. dollars, although some contracts are denominated in pounds sterling, deutschemarks, Austrian shillings or French francs. Orion begins to record revenues under its contracts upon service commencement to the customer.

     The services provided by Orion have been subject to decreasing prices over recent years and this pricing pressure is expected to continue (and may accelerate) for the foreseeable future, particularly if, as expected, capacity continues to increase. Orion will need to increase its volume of sales in order to compensate for such price reductions. Orion believes that customers will increase the data speeds in their communications networks to support new applications, and that such upgrading of customer networks will lead to increased revenues that will mitigate the effect of price reductions. However, there can be no assurance that this will occur. Orion expects to continue to incur increasing net losses and negative cash flow (after payments for capital expenditures and interest) for the foreseeable future.

     Orion's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity (generally for services outside of the Orion 1 footprint); and (iii) associated miscellaneous expenses. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotional expenses. The Company has recently commenced a significant expansion of its marketing program and expects to continue this expansion through 1997. Due to the complexity of the Company's services, and the continued expansion of sales personnel, sales and marketing expense is expected to increase significantly during 1997. Engineering and technical expenses, consisting principally of personnel costs and travel, relate to TT&C, network monitoring, network design and similar activities. The Company constructed its TT&C facilities to control two satellites. As a result, the Company anticipates a slight increase in costs with Orion 2 and a more substantial increase in costs with Orion 3, which will require separate TT&C facilities. General and administrative expenses consist of in-orbit insurance premiums, personnel costs other than for selling and engineering, information systems, professional services, and occupancy costs. These costs will increase generally as the Company's operations expand. Specifically, in-orbit insurance costs will increase significantly following the launches of Orion 2 and Orion 3. Depreciation and amortization expenses result mainly from the depreciation of the Orion 1 satellite, VSATs and the related equipment to service the expansion of the private network communication services business (see Note 2 of the Notes to Consolidated Financial Statements) and will increase substantially after the launch of Orion 2 and Orion 3. Interest income is primarily the result of interest earned on the proceeds from Orion's private and public equity offerings. Interest costs will increase substantially as a result of the bond offering completed January 31, 1997, and will increase again after additional financing for Orion 2 and Orion 3 is obtained. Such financing will be required substantially in advance of the anticipated revenues from Orion 2 or Orion 3. Orion's costs (other than sales commissions) generally do not vary substantially with the amount of revenue from the Orion 1 satellite.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Revenue. Total revenue for the year ended December 31, 1996 was $41.8 million, compared to $22.3 million for the same period in 1995, an increase of 87%. Revenues from private communications network services were $17.0 million in 1996 compared to $10.0 million for the comparable period in 1995, as the number of sites in service increased to 322 as of December 31, 1996, from 151 at December 31, 1995. Revenues from video distribution and other satellite transmission services were $24.8 million for 1996 compared to $12.3 million for the same period in 1995 resulting from a substantial increase in customers for these services in 1996.

   OPERATING EXPENSES

     Direct expenses. Direct expenses for the year ended December 31, 1996, were $6.0 million compared to $10.5 million for the same period in 1995. The decrease of $4.5 million, or 43%, was primarily attributable to accruals for satellite incentive obligations owed by Orion to the contractor under the Orion 1 Satellite Contract during the initial satellite deployment period from January 20, 1995 through June 30, 1995. The Company capitalized the present value of the remaining satellite incentive obligation of approximately $14.8 million, effective July 1, 1995, as part of the cost of the satellite. As of December 31, 1996, Orion had obligations with a present value of approximately $22.4 million with respect to satellite incentives.

     Sales and marketing expenses. Sales and marketing expenses were $11.5 million for the year ended December 31, 1996, as compared to $8.6 million in the same period of 1995. The increase of $2.9 million, or 34% is primarily attributable to sales commissions, third party sales representative fees and ground operator fees associated with the growth in the private communications network service business.

     Engineering and technical expenses. Engineering and technical expenses were $8.7 million in the year ended December 31, 1996, as compared to $8.5 million for the comparable period in 1995. The increase was due to customer engineering functions in support of the growth in private communications network service business.

     General and administrative expenses. General and administrative expenses were $15.1 million for the year ended December 31, 1996, compared to $10.1 million for the period ended December 31, 1995. The increase of $5.0 million, or 50%, for the year ended December 31, 1996 was primarily due to the inclusion of the cost of in-orbit life insurance for the entire period during 1996. The policy became effective in May 1995.

     Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 1996, was $36.9 million, an increase of $5.5 million, or 18%, over the same period in 1995. The increase is primarily a result from depreciation of VSATs and other ground equipment to service the expansion of the private network services business and depreciation of the Orion 1 satellite, which was placed in service January 20, 1995.

     Interest. Interest income was $2.3 million for the year ended December 31, 1996, compared to $1.9 million for the year ended December 31, 1995. The increase in interest income ($0.4 million or 21%) during 1996 is primarily a result of interest earned on increased cash balances from the proceeds of the Company's initial public offering in August 1995. Interest expense was $27.8 million for the year ended December 31, 1996, compared to $24.7 million for the comparable period in 1995. The increase in interest expense of $3.1 million in 1996 is attributable to expensing interest (including commitment fees, interest accretion associated with the Orion 1 satellite incentive obligation and amortization of deferred financing costs) from the in-service date of Orion 1 and the impact of an interest rate cap agreement in 1996. Prior to the in-service date of Orion 1, substantially all interest expense was capitalized.

     Other. Other expenses were $.02 million for the year ended December 31, 1996, compared to $3.4 million for the same period in 1995. The decrease is primarily related to costs incurred in connection with Orion Atlantic's plans to raise financing for Orion 2, which plans were deferred in November 1995.

     Net loss. The Company incurred a net loss of $27.2 million, compared to a net loss of $26.9 million for the years ended December 31, 1996 and 1995, respectively, after deduction of the limited partners' and minority interests' share in the Company's losses before minority interests' of $34.6 million and $46.1 million, respectively. Net loss is expected to increase substantially in subsequent periods as a result of interest expense on the notes issued in connection with the offering in January 1996 and the elimination of the minority interests in Orion Atlantic.

   YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Revenue. Services revenue for 1995 was $22.3 million compared to $3.4 million for 1994. Revenues from private communications network services were $10.0 million from 72 customers in 1995 and $3.4 million from 18 customers in 1994, as the number of sites in service increased to 151 from 53. Revenues from transmission capacity and video distribution services were $12.3 million during 1995. There were no revenues from these services during 1994, as Orion 1 commenced operations on January 20, 1995.

   OPERATING EXPENSES

     Direct expenses. Direct expenses were $10.5 million and $3.5 million in 1995 and 1994, respectively. The increase of $7.0 million, or 199%, was primarily attributable to accruals for satellite incentives during 1995, which were not applicable prior to launch in November 1994, costs associated with equipment sales ($2.5 million in 1995, $0 in 1994), and installation and maintenance costs in connection with higher volumes of customer sites placed in service during 1995 ($1.3 million in 1995, $0.5 million in 1994). These increases were partially offset by a reduction in leased transponder capacity costs as customers were transferred from leased capacity to Orion 1. No equipment sales occurred during 1994.

     Sales and marketing expenses. Sales and marketing expenses were $8.6 million in 1995, as compared to $5.9 million in 1994, an increase of $2.7 million or 47%. The increase is due to the hiring of additional sales personnel, increased advertising and promotion expenses associated with increased sales and equipment sales commissions.

     Engineering and technical expenses. Engineering and technical expenses were $8.5 million in 1995, as compared to $3.0 million for 1994, an increase of $5.5 million or approximately 184%. The increase is attributable to increased staffing requirements related to control and operation of the satellite, and customer engineering functions in support of the expansion of the network services business.

     General and administrative expenses. General and administrative expenses were $10.1 million for 1995 compared to $5.1 million for 1994. The increase of $5.0 million or 99% was primarily due to the cost of in-orbit insurance for Orion 1, beginning in May 1995, and other costs associated with Orion's commencement of full commercial operations.

     Depreciation and amortization. Depreciation and amortization was $31.4 million in 1995, an increase of $29.7 million, as compared to $1.7 million for 1994. The increase primarily resulted from the commencement of depreciation of Orion 1 upon being placed in service January 20, 1995.

     Interest. Interest income was $1.9 million for 1995, compared to $0.4 million for the prior year. The increase in interest income during 1995 is primarily a result of interest earned on proceeds from Orion's initial public offering in August 1995. Interest expense, net of capitalized interest, increased from $0.06 million for 1994 to $24.7 million for 1995. The increase in interest expense in 1995 is attributable to expensing interest (including commitment fees and amortization of deferred financing costs) from the in-service date of Orion 1. Prior to that date, substantially all interest expense was capitalized as part of the cost of Orion 1.

     Other. Other expenses of $3.4 million for the year-ended December 31, 1995 are primarily related to costs incurred in connection with Orion Atlantic's plans to raise financing for Orion 2, which plans were deferred in November 1995.

     Net loss. The Company incurred a net loss of $26.9 million and $8.0 million for 1995 and 1994, respectively, after deduction of the Limited Partners' and minority interests' share in the Company's results of operations of $46.1 million and $7.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Prior Funding. Orion has required significant capital for operating and investing activities in the development of its business, and will continue to need to expend significant additional capital in the future to develop fully its global satellite communications system. The Company's funding for its operations through January 1997 had been provided primarily by the sale of equity securities, including the completion of its initial public offering in August 1995 which generated proceeds to the Company of approximately $52 million (net of underwriting discounts), bank loans, vendor financing, lease arrangements and short-term loans from its investors. Funding for the construction and launch of the Orion 1 satellite and related facilities was fully committed through $90 million of equity from the limited partners of Orion Atlantic, an aggregate of $251 million under a secured bank credit facility and approximately $11 million under other debt facilities, dedicated primarily to the construction of the TT&C facility, which is being used to control Orion 1. The Orion 1 credit facility was refinanced in January 1997 with the proceeds from the Bond Offering, and concurrently with the Bond Offering, Orion acquired all of the limited partnership interests (those which it did not already own) in Orion Atlantic in exchange for 123,172 shares of Series C Convertible Preferred Stock representing approximately 7 million underlying common shares.

     Existing Capital Resources. The net proceeds of the January 1997 Bond Offering to the Company were approximately $684 million, and the net proceeds of the Convertible Debentures Offering were approximately $59 million. Of the Bond Offering proceeds, approximately $223 million was used for repayment of the Orion 1 credit facility (including payment of accrued interest and hedge breakage costs), approximately $24 million was used to make certain initial payments for the Orion 2 satellite contract, approximately $13 million was used to pay accrued satellite incentive fees under the Orion 1 satellite contract and approximately $4 million was used to pay amounts owing to STET, a former limited partner of Orion Atlantic. On a pro forma basis, after giving effect to the Bond Offering, the Convertible Debentures Offering and other related transactions as of December 31, 1996, the Company had cash and cash equivalents of $140 million and restricted and segregated cash of $407 million including $273 million which was segregated in the financial statements by the Company to be used to make payments for additional satellites and certain related costs. The restricted cash consisted of $134 million placed in a pledged account (to pre-fund the first six interest payments on the Senior Notes).

     Existing Indebtedness

         Notes. In the Bond Offering, Orion issued approximately $445 million of 11.25% Senior Notes due 2007 and approximately $484 million principal amount at maturity ($265.4 million initial accreted value) of 12.5% Senior Discount Notes due 2007. Interest on the Senior Notes is payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes do not accrue cash interest prior to January 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002.

         The Notes have the benefit of Guarantees issued by each of the material subsidiaries of the Company. The Senior Notes initially are secured by the securities purchased with the $134 million held in a pledged account until the Company makes the first six scheduled interest payments on the Senior Notes and thereafter the Senior Notes will be unsecured. The Senior Discount Notes are unsecured. The Notes are redeemable, at the Company's option, in whole or in part, at any time on or after January 15, 2002 at specified redemption prices. In the event of a change of control (as defined in the indentures relating to the Notes), the Company will be obligated to make an offer to purchase all outstanding Notes at a purchase price equal to 101% of their principal or accreted value, plus accrued and unpaid interest thereon to the repurchase date.

         The indebtedness evidenced by the Notes ranks pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company and the guarantors, respectively, and senior in right of payment to all existing and future subordinated indebtedness of the Company and the guarantors. The indentures relating to the Notes (the "Indentures") contain certain covenants which, among other things, restrict distributions to stockholders of the Company, the repurchase of equity interests in the Company and the making of certain other investments and restricted payments, the incurrence of additional indebtedness by the Company and its restricted subsidiaries, the creation of certain liens, certain asset sales, transactions with affiliates and related parties, and mergers and consolidations. The foregoing description of the Notes is qualified in its entirety by the description of such Notes in the Indentures and Notes documents, copies of which have been filed as exhibits to this Annual Report on Form 10-K.

         Convertible Debentures. In January 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures to British Aerospace ($50 million) and Matra Marconi Space ($10 million). The Convertible Debentures will mature in 2012, and will bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the Company at prices of between $10.21 and $14.00 per share, depending on the average trading prices of the Common Stock during the applicable measurement period. The Convertible Debentures (and accrued but unpaid interest) may be converted in whole or in part into Common Stock at any time at an initial conversion rate of $14.00 per share, as adjusted for stock splits or other recapitalizations, certain dividends or issuances of stock to all stockholders, issuances of stock (or certain rights to acquire stock) at a price per share below $14.00, and other events.

         Orion may at any time (except during 90 days after a change in control) redeem all or part (but not less than 25% on any one occasion) of the Convertible Debentures for cash consideration determined by multiplying the number of shares of Common Stock issuable upon conversion of the Convertible Debentures by the greater of (i) the average closing price of the Common Stock over the 20 trading days preceding the redemption or (ii) $17.50 per share. Alternatively, Orion, in its sole discretion, may effect the sale through a public or private offering, of the Common Stock underlying the Convertible Debentures or received as payment of dividends on, the Convertible Debentures. In such event, the holders of the Convertible Debentures will be entitled to receive a price per share equal to the greater of (a) at least 95% of the average closing price of the Common Stock over the preceding 20 trading days or
(b) $17.50 per share. From and after the time when less than $50 million of Notes remain outstanding, in the event of a change of control of Orion (defined as the acquisition by any stockholder of a majority of the voting securities of Orion), either Orion or any holder of the Convertible Debentures may, within 90 days after such change of control, require the sale of the Convertible Debentures, as converted into Common Stock, to Orion for a purchase price equal to the greater of (a) the price payable in an optional redemption (as described above) and (b) the price paid to holders of Common Stock in the change of control transaction. The Indentures for the Notes contain a covenant which will effectively prohibit Orion from honoring such right.

         The Convertible Debentures are subordinated to all other indebtedness of the Company, including the Notes. The Convertible Debentures contain minimal covenants and events of default so long as $50 million or more of the Notes remain outstanding, but a more extensive set of covenants and events of default will apply after less than $50 million of Notes are outstanding.

         Other Indebtedness and Other Obligations. At December 31, 1996, the Company had outstanding indebtedness of approximately $7.0 million under a seven year term loan provided by General Electric Capital Corporation ("GECC") for the TT&C facility, which is secured by the TT&C facility and various assets relating thereto. Additionally, at December 31, 1996 the Company had obligations of approximately $44 million, with a present value of $22.4 million, payable to the manufacturer of Orion 1 through 2007 (of which $13 million was paid in January 1997 upon the completion of the Bond Offering), and $8 million payable to a former partner in Orion Atlantic through 1997 (of which approximately $5 million, plus interest of approximately $1.7 million was paid in cash in January 1997 upon the closing of the Bond Offering).

         Current Funding Requirements. Based upon its current expectations for growth, the Company anticipates it will have substantial funding requirements over the next three years to fund the costs of Orion 2 and Orion 3, the purchase of VSATs, other capital expenditures and other capital needs. Interest charges on the Senior Notes over the next three years are fully provided for by Restricted Cash.

         The in-orbit delivered costs of the Orion 2 and Orion 3 satellites are expected to aggregate approximately $500 million. In addition to the $3 million paid in the fourth quarter of 1996, Orion will need to make payments of approximately $98 million ($37.3 million of which had already been paid as of March 1, 1997), $350 million and $50 million in 1997, 1998 and 1999, respectively. These amounts include the Company's estimate regarding the cost of launch insurance, although the Company has not had material discussions with potential insurers and has not received any commitment to provide insurance. The contracts for Orion 2 and Orion 3 provide firm fixed prices for the construction and launch of those satellites and provides for penalties in event of late delivery by the manufacturer, however, the Company's actual payments could be substantially higher due to any change orders for the satellites, insurance rates, delays and other factors.

         The Company anticipates that its existing cash balances and payments under the DACOM contract will be sufficient to meet substantially all of its capital requirements for the delivery in orbit of Orion 2 and Orion 3. In connection with the Bond Offering, the Company segregated $273 million of the net proceeds to make payments for additional satellites and certain related costs (or to pay interest and principal on the Notes). The Company also can use a portion of its working capital for such costs if it chooses to do so. The Company had working capital of $126 million at December 31, 1996 (after giving effect to the Transactions). However, there can be no assurance that cost increases for Orion 2 and/or Orion 3 due to change orders, insurance rates or construction delays, among other factors may not increase the Company's capital requirements or that the Company's growth may vary from its expectations resulting in changes in its cash requirements or expected cash.

   The balance of the Company's funding requirements are dependent upon its growth and cash flow from operations. The Company cannot predict whether its existing resources and cash flows will be adequate to cover its future cash needs. If existing resources and cash flows are not sufficient to cover the Company's future cash needs, the Company will need to raise additional financing. The Company does not have a revolving credit facility or other source of readily available capital. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that the company seeks to raise additional debt financing, the Indentures limit the amount of such additional debt (under a variety of provisions contained in such Indentures) and prohibit the Company from using Orion 1, Orion 2 or Orion 3 as collateral for indebtedness for money borrowed. If the Company requires additional financing and is unable to obtain financing from outside sources in the amounts and at the times needed, there would be a material adverse effect on the Company.

TAXES

     As of December 31, 1996, Orion had net operating loss carryforwards for federal tax purposes of approximately $77.7 million. The ability of Orion to benefit from net operating losses for federal income tax purposes will depend on a number of factors, including whether Orion has sufficient income from which to deduct the losses, limitations that may arise as a result of changes in the ownership of Orion, including as a result of the Transactions and other factors, and certain other limitations which may significantly reduce the economic benefit of those losses to Orion. Due to uncertainty regarding its ability to realize the benefits of such net operating loss carryforwards, the Company has established a valuation allowance for the full amount of its net operating loss carryforwards. Of Orion's net operating losses, approximately $58.9 million was incurred by Orion Atlantic and allocated to Orion. Orion Atlantic is structured as a partnership for U.S. income tax purposes. As a result, Orion Atlantic itself generally should not be subject to federal income taxation. Instead, the partners of Orion Atlantic, including Orion and OrionSat, will separately report their allocable shares of Orion Atlantic's net income, loss, gain, deductions, and credits, as determined under the allocation provisions of the Partnership Agreement. Orion Atlantic may, however, be subject to income tax on a portion of its income in certain states and other countries in which it has operations.
Under the Partnership Agreement, the first $20 million of any losses was allocated to OrionSat, and any losses in excess of that amount generally have been allocated to the partners, including Orion and OrionSat, in proportion to their respective percentage interests. Subsequent to consummation of the Exchange, all losses will be allocated to Orion.

EFFECT OF INFLATION

     Orion believes that inflation has not had a material effect on the results of operations to date.

EFFECT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In March  1995,  the FASB issued  Statement  No.  121,  Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Orion adopted Statement No. 121 in the first quarter of 1996. The effect of adoption was not material to its financial condition or results of operations.

     In October 1995, the FASB issued Statement No. 123, Accounting for Stock Based Compensation, which is effective for awards after January 1, 1996. Orion has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock based award programs, because the alternative fair value accounting provided for under FASB Statement No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the employee award equals the market price of the underlying stock on the date of grant, as has been the case historically with Orion's awards, no compensation expense is recognized.

ITEM 8.  REPORT OF INDEPENDENT AUDITORS.

The Board of Directors
Orion Network Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Orion Network Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion Network Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                ERNST & YOUNG LLP



Washington, DC
March 7, 1997

                           ORION NETWORK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,               December 31,
                                                                            1996                       1995
                                                                       --------------               -------------
Assets
Current assets:
  Cash and cash equivalents                                           $    42,187,807               $ 55,111,585
  Accounts receivable (less allowance for doubtful accounts of
    $100,000 and $278,000 at December 31, 1996 and 1995, respectively)      6,473,316                  5,189,598
  Notes receivable and accrued interest                                        78,969                    129,810
  Prepaid expenses and other current assets                                 3,504,434                  3,168,058
                                                                       --------------               -------------
Total current assets                                                       52,244,526                 63,599,051

Property and equipment, at cost:
  Land                                                                         73,911                     73,911
  Telecommunications equipment                                             25,342,528                 13,836,841
  Furniture and computer equipment                                          4,849,711                  3,395,799
  Satellite and related equipment                                         321,247,346                321,407,936
                                                                       --------------               -------------
                                                                          351,513,496                338,714,487
  Less:  accumulated depreciation                                         (68,224,957)               (32,170,865)
  Satellite construction in progress                                        4,560,844                    510,613
                                                                       --------------               -------------
  Net property and equipment                                              287,849,383                307,054,235

Deferred financing costs, net                                              12,918,233                 12,894,720
Other assets, net                                                           5,252,302                  5,527,221
                                                                       --------------               -------------
    Total assets                                                      $   358,264,444              $ 389,075,227
                                                                       ==============               =============
Liabilities and stockholders' equity (deficit) Current liabilities:
  Accounts payable                                                    $     6,411,028               $ 10,454,723
  Accrued liabilities                                                       7,653,208                  6,812,223
  Other current liabilities                                                 5,406,072                  2,111,687
  Interest payable                                                          8,583,882                  8,005,079
  Current portion of long-term debt                                        34,975,060                 28,607,110
                                                                       --------------               -------------
    Total current liabilities                                              63,029,250                 55,990,822

Long-term debt                                                            218,236,839                250,669,286
Other liabilities                                                          46,348,291                 20,698,084

Limited Partners' interest in Orion Atlantic                               10,130,058                 14,626,338
Minority interest in other consolidated entities                               54,008                     52,354
Commitments and contingencies (Note 4)
Series A 8% Cumulative  Redeemable  Convertible Preferred Stock,
  $.01 par value; 15,000 shares  authorized;  13,871 and  14,491 shares issued and  outstanding at  December 31, 1996 and 1995,
  respectively, plus accrued dividends                                     16,097,880                 15,705,054
Series B 8% Cumulative  Redeemable  Convertible Preferred  Stock,
  $.01 par value; 5,000 shares authorized; 4,298 and 4,483 shares
  issued   and   outstanding  at  December  31,  1996  and  1995,
  respectively, plus accrued dividends                                      4,804,486                  4,652,647
Stockholders' equity (deficit):
  Common stock,  $.01 par value;  40,000,000  shares  authorized;
  11,244,665 and 11,115,965 issued, 10,985,150 and 10,856,450 out-
  standing  at  December 31, 1996  and  1995, respectively, less
  259,515 held as treasury shares (at no cost)                                112,447                    111,160
  Capital in excess of par value                                           86,932,391                 85,485,613
  Accumulated deficit                                                     (87,481,206)               (58,916,131)
                                                                       --------------               -------------
    Total stockholders' equity (deficit)                                     (436,368)                26,680,642
                                                                       --------------               -------------
    Total liabilities and stockholders' equity (deficit)              $   358,264,444              $ 389,075,227
                                                                       ==============               =============

                 See notes to consolidated financial statements.

                           ORION NETWORK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year ended December 31,
                                                    -------------------------------------------------------
                                                           1996               1995              1994
                                                   ------------------   ---------------   ------------------
Service revenue                                     $    41,847,292     $    22,283,882   $    3,415,053
Operating expenses:
  Direct                                                  6,024,109          10,485,745        3,503,037
  Sales and marketing                                    11,465,040           8,613,399        5,863,823
  Engineering and technical services                      8,672,943           8,539,644        3,004,144
  General and administrative                             15,089,800          10,072,429        5,058,201
  Depreciation and amortization                          36,948,158          31,403,376        1,716,019
                                                   ------------------   ---------------   ------------------
       Total operating expenses                          78,200,050          69,114,593       19,145,224
                                                   ------------------   ---------------   ------------------

Loss from operations                                    (36,352,758)        (46,830,711)     (15,730,171)

Other expense (income):
  Interest income                                        (2,313,842)         (1,924,822)        (413,435)
  Interest expense                                       27,764,126          24,738,446           60,559
  Other                                                      22,018           3,359,853          (54,737)
                                                   ------------------   ---------------   ------------------
       Total other expense (income)                      25,472,302          26,173,477         (407,613)
                                                   ------------------   ---------------   ------------------

Loss before minority interest                           (61,825,060)        (73,004,188)     (15,322,558)

Limited Partners' and minority interest in
  the net loss of Orion Atlantic and other
  consolidated entities                                  34,629,650          46,089,010        7,357,640
                                                   ------------------   ---------------   ------------------

Net loss                                                (27,195,410)        (26,915,178)      (7,964,918)

Preferred stock dividend, net of forfeitures              1,369,665           1,329,007          626,400
                                                   ------------------   ---------------   ------------------

Net loss attributable to common stockholders        $   (28,565,075)    $   (28,244,185)  $   (8,591,318)
                                                   ==================   ===============   ==================

Net loss per common share                           $         (2.62)    $        (3.07)   $        (0.86)
                                                   ==================   ===============   ==================

Weighted average common shares outstanding               10,951,823           9,103,505        9,272,166
                                                   ==================   ===============   ==================

                 See notes to consolidated financial statements.

                           ORION NETWORK SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                     Common Stock
                                            ------------------------------  Capital in                        Total
                                               Number of                     Excess of     Accumulated    Stockholders'
                                                Shares             Amount    Par Value       Deficit     Equity (Deficit)
                                            --------------  -------------- -------------  -------------  ----------------

Balance at December 31, 1993                    6,583,994   $      65,840  $  30,414,374  $ (22,080,628) $     8,399,586
  Issuance of common stock                        782,503           7,825      6,326,028             --        6,333,853
  Exercise of stock options                        31,967             319        208,131             --          208,450
  Conversion of common stock to
     redeemable preferred stock                  (352,941)         (3,529)    (2,996,471)            --       (3,000,000)

  Preferred stock dividend, net of
     forfeitures                                       --              --             --       (626,400)        (626,400)
  Net loss for 1994                                    --              --             --     (7,964,918)      (7,964,918)
                                            --------------  -------------- -------------  -------------  ----------------

Balance at December 31, 1994                    7,045,523          70,455     33,952,062    (30,671,946)       3,350,571
  Issuance of common stock                      4,002,941          40,030     50,960,330             --       51,000,360
  Exercise of stock options and warrants           67,501             675        573,221             --          573,896
  Preferred stock dividend, net of
     forfeitures                                       --              --             --     (1,329,007)      (1,329,007)
  Net loss for 1995                                    --              --             --    (26,915,178)     (26,915,178)
                                            --------------  -------------- -------------  -------------  ----------------

Balance at December 31, 1995                   11,115,965         111,160     85,485,613    (58,916,131)      26,680,642
  Conversion of preferred stock to
      common stock                                 91,071             911        804,034             --          804,945

  Issuance of stock warrants                           --              --        300,000             --          300,000
  Exercise of stock options and warrants           37,629             376        342,744             --          343,120
  Preferred stock dividend, net of                     --              --             --     (1,369,665)      (1,369,665)
       forfeitures
  Net loss for 1996                                    --              --             --    (27,195,410)     (27,195,410)
                                            --------------  -------------- -------------  -------------  ----------------

Balance at December 31, 1996                   11,244,665   $     112,447  $  86,932,391  $ (87,481,206) $      (436,368)
                                            ==============  ============== =============  =============  ================

                 See notes to consolidated financial statements.

                           ORION NETWORK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31,
                                                               -------------------------------------------------------------
                                                                    1996                  1995                  1994
                                                               ----------------      ----------------      -----------------
Operating activities
Net loss                                                       $   (27,195,410)      $   (26,915,178)      $    (7,964,918)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                  36,948,158            31,403,376             1,713,117
     Amortization of deferred financing costs                        2,130,588             2,130,588                    --
     Provision for bad debts                                           919,453               277,529                    --
     Satellite incentives and accrued interest                       2,371,506             5,185,834                    --
     Limited Partners' and minority interest in the net loss
     of  Orion Atlantic and other consolidated entities            (34,629,650)          (46,089,010)           (7,352,704)
     Gain on sale of assets                                            (54,738)              (59,301)              (54,737)
     Changes in operating assets and liabilities:
       Accounts receivable                                          (2,203,171)           (4,915,257)             (426,281)
       Accrued interest                                                 50,481              (129,810)                   --
       Prepaid expenses and other current assets                      (336,376)           (3,017,782)              159,030
       Other assets                                                    (69,708)             (519,773)              321,443
       Accounts payable and accrued liabilities                     (3,621,847)            7,327,377               535,092
       Other current liabilities                                     3,296,913             3,670,988                    --
       Interest payable                                                578,803              (885,106)                   --
                                                               ----------------      ----------------      -----------------
         Net cash used in operating activities                     (21,814,998)          (32,535,525)          (13,069,958)

Investing activities
Capital expenditures                                               (12,625,444)           (8,549,799)           (3,432,286)
Deferred revenue, net                                                9,900,000                    --                    --
Satellite construction costs                                        (3,750,231)             (510,613)          (47,670,720)
Refund from satellite manufacturer                                          --             2,750,000                    --
FCC license costs                                                      (37,865)             (558,817)              (96,030)
                                                               ----------------      ----------------      -----------------
         Net cash used in investing activities                      (6,513,540)           (6,869,229)          (51,199,036)

Financing activities
Limited Partners capital contributions                              30,135,000             7,600,000             4,000,000
Redemption of limited partner interest                                      --            (4,450,000)                   --
Expenditures on debt and equity financing costs                     (2,265,291)                   --              (409,181)
Proceeds from issuance of redeemable preferred stock                        --             4,483,001            10,928,293
Proceeds from issuance of common stock and
  subscriptions, net of issuance costs                                 343,120            51,974,436             6,542,303
PPU borrowings                                                              --             2,275,000             4,375,000
Proceeds from issuance of notes payable                                     --               551,850             8,136,191
Proceeds from senior notes payable to banks                                 --            18,367,134            36,685,505
Payments of senior notes payable to banks                          (22,768,340)          (12,468,049)                   --
Payments of notes payable                                           (5,033,941)           (1,916,966)                   --
Payments on capital lease obligations                                 (755,995)             (576,727)             (252,823)
Capacity and other liabilities                                      15,750,207            17,483,733             2,101,168
Distributions to joint venture minority interest                            --               (25,904)              (22,873)
                                                               ----------------      ----------------      -----------------
         Net cash provided by financing activities                  15,404,760            83,297,508            72,083,583
                                                               ----------------      ----------------      -----------------
Net (decrease) increase in cash and cash equivalents               (12,923,778)           43,892,754             7,814,589
Cash and cash equivalents at beginning of period                    55,111,585            11,218,831             3,404,242
                                                               ----------------      ----------------      -----------------
Cash and cash equivalents at end of period                     $    42,187,807       $    55,111,585       $    11,218,831
                                                               ================      ================      =================


                 See notes to consolidated financial statements.

                           ORION NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

     Orion Network Systems, Inc. (Orion) was incorporated in the State of Delaware on October 26, 1982 (inception) under the name Orion Satellite Corporation, and in January 1988, changed its name to Orion Network Systems, Inc. Orion has developed and operates an international satellite communications system for use in private communications networks to multinational businesses and transmission capacity for video and other program distribution services. Orion has been financed by private and public equity and debt from individual and corporate investors. Orion's first satellite (Orion 1) was successfully launched on November 29, 1994. Orion took delivery of the Orion 1 satellite on January 20, 1995. In August 1995, the Company completed its initial public offering of common stock by selling 4,000,000 common shares at $14 per share. Proceeds to the Company, net of underwriting discount, aggregated approximately $52.25 million.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of Orion, its two wholly-owned subsidiaries OrionNet, Inc. (OrionNet) and OrionSat, its 83% owned subsidiary, Asia Pacific Space and Communications Ltd. (Asia Pacific), the Orion Financial Partnership, in which Orion holds a 50% interest, and Orion
Atlantic, in which Orion holds, at December 31, 1996, a 41 2/3% ownership interest. Management control and direction of Orion Atlantic by OrionSat is a requirement of the FCC in order for Orion Atlantic to continue to hold the license authority received in June 1991. OrionSat, as the general partner of Orion Atlantic, exercises such control through the provisions of the partnership agreement. The amount reflected in the balance sheet as "Limited Partners' interest in Orion Atlantic" represents amounts invested by entities other than Orion (net of syndication costs related to the investments) adjusted for those Limited Partners' share of operating results. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     Orion considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents includes cash in banks and short term investments as follows:


                                              DECEMBER 31,
                                     ----------------------------------
                                          1996             1995
                                     --------------   -----------------
Cash.......................          $    2,627,477   $     3,091,277
Money market funds.........              14,213,484         6,018,925
Commercial paper...........              25,346,846        34,612,175
FHLMC discount notes.......                      --        11,389,208
                                     --------------   -----------------
                                     $   42,187,807   $    55,111,585
                                     ==============   =================

The commercial paper held at December 31, 1996 matures between January and March 1997.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over their estimated useful lives as follows:

      Satellite and related equipment..............    10.5 years
      Telecommunications equipment.................    2-7 years
      Furniture and computer equipment.............    2-7 years

     Costs incurred in connection with the construction and successful deployment of the Orion 1 satellite and related equipment are capitalized. Such costs include direct contract cost, allocated indirect costs, launch costs, launch insurance, construction period interest and the present value of satellite incentive payments. Similar costs for Orion 2 and Orion 3 are included in "Satellite construction in progress". Orion began depreciating the Orion 1 satellite over its estimated useful life commencing on the date of operational delivery in orbit (January 20, 1995).

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption was not material.

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

     Deferred financing costs related to obtaining debt and Orion's share of equity financing for Orion Atlantic are amortized over the period the debt is expected to be outstanding. Accumulated amortization at December 31, 1996 and 1995 was $9,122,000 and $6,991,000, respectively. Amortization through January 1995 was capitalized as part of the cost of the satellite. Costs of approximately $3.4 million relating to a debt offering that was postponed in November 1995 have been charged to "Other" expense.

OTHER ASSETS

     Other assets consist principally of FCC license application costs, organization costs and goodwill. The Company began amortizing FCC license application costs related to Orion 1 in January 1995 over the estimated useful life of the satellite. Organization costs and goodwill are amortized over five and ten years respectively. Accumulated amortization at December 31, 1996 and 1995 was $3,150,000 and $3,069,000, respectively.

INTEREST RATE MODIFICATION AGREEMENTS

     Orion may, from time to time, enter into interest-rate swap and cap agreements to modify the interest characteristics of its outstanding debt from a floating to a fixed-rate basis. These agreements involve the receipt of floating rate amounts in an exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in interest payable. The fair values of the swap agreements are not recognized in the financial statements.

REVENUE RECOGNITION

     Orion's revenue results from providing telecommunications and related services. Revenue is recognized as earned in the period in which services are provided.

     The following summarizes the Company's domestic and foreign revenues for the year ended December 31, 1996 and 1995:

                                               Year ended December 31,
                                           -------------------------------
                                              1996             1995
                                           -------------- ----------------
Revenues from unaffiliated customers
    United States.......................   $  21,261,980  $     8,528,736
    Europe..............................      14,571,979        8,056,146
Revenues from related parties...........       6,013,333        5,699,000
                                           -------------- ----------------
Total services revenue..................   $  41,847,292  $    22,283,882
                                           ============== ================

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect when the difference is expected to reverse.

     Following is a summary of the components of the net deferred tax asset at December 31, 1996 and 1995 (in thousands):

                                                    December 31,
                                                1996             1995
                                         ----------------   ----------------
Tax benefit of temporary differences:
Net operating loss carryforward           $        29,535   $        19,463
Orion Atlantic losses..........                       182             1,237
Other..........................                     2,427             1,056
                                         ----------------   ----------------

Total..........................                    32,144            21,756
Valuation allowance............                   (32,144)          (21,756)
                                         ----------------   ----------------
Net deferred tax asset.........           $            --   $            --
                                         ================   ================

     At December 31, 1996, Orion has approximately $77.7 million in net operating loss carryforwards which expire at varying dates from 2004 through 2011. The use of these loss carryforwards may be limited under the Internal Revenue Code as a result of ownership changes experienced by Orion. Due to uncertainty regarding its ability to realize the benefits of such net operating loss carryforwards, the Company has established a valuation allowance for the full amount of its net operating loss carryforwards.

NET LOSS PER COMMON SHARE

     Net loss per common share is based on the weighted average number of common shares outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued and stock issuable relating to convertible preferred stock, warrants and options granted within one year of filing the registration statement relating to the Company's initial public offering of common stock were treated as outstanding for all periods prior to the second quarter of 1995.

STATEMENTS OF CASH FLOWS

Non-cash   investing  and  financing   activities  and  supplemental  cash  flow
information includes:

                                                                           December 31, 1996
                                                          --------------------------------------------------
                                                                1996             1995              1994
                                                          ---------------   ---------------  ---------------
Satellite construction costs financed by notes payable    $            --   $            --  $     7,862,050
Conversion of common stock to redeemable
  preferred stock....................................
Property and equipment financed by capital leases....             482,452         2,850,766           94,323
Preferred stock dividend, net of forfeitures.........           1,369,665         1,329,007          626,400
Conversion of preferred stock to common stock........             804,945             9,000               --
Premium on satellite due to redemption of L.P. interest                --         3,066,925               --
Redemption of STET interest with notes payable.......                  --         8,000,000               --
Reduction in amount due to satellite manufacturer....                  --           485,799               --
Satellite incentive obligation capitalized...........                  --        14,816,406               --
Interest paid during the year, net of amounts                  20,619,316        11,312,875           45,051
capitalized..........................................

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                          ORION NETWORK SYSTEMS, INC. -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. ORION ATLANTIC

     Orion Atlantic is a Delaware limited partnership formed to provide international private communications networks and basic transponder capacity and capacity services (including ancillary ground services) to businesses and institutions with trans-Atlantic and intra-European needs. The business was organized by OrionSat, the general partner of Orion Atlantic. The principal purposes of Orion Atlantic were to finance the construction, launch and operation of up to two telecommunications satellites in geosynchronous orbit over the Atlantic Ocean and to establish a multinational sales and service organization. Eight international corporations, including Orion, invested a total of $90 million in equity as limited partners in Orion Atlantic. Orion Atlantic also has a credit facility which provided up to $251 million for the first satellite from a syndicate of major international banks led by Chase
Manhattan Bank, N.A. In addition to their equity investments, the Limited Partners have agreed to lease capacity on the satellites up to an aggregate $155 million and have entered into additional contingent capacity lease contracts ("contingent call") up to an aggregate $271 million, as support for repayment of the senior debt. The firm capacity leases and contingent calls are payable over a seven-year period after the first satellite is placed in service. In July 1995, January and July 1996 the Limited Partners (excluding the Company) paid $7.6 million, $18.0 million and $12.1 million, respectively, pursuant to the contingent calls.

     Satellite Construction Contract --The fixed base price of Orion 1, excluding obligations relating to satellite performance, aggregated $227 million. In addition to the fixed base price, the contract requires payments in lieu of a further contract price increase, aggregating approximately $44 million through 2006. Such payments are due, generally, if 24 out of 34 satellite transponders are operating satisfactorily. Shortly after acceptance of the satellite in January 1995, the Company filed a warranty claim with the satellite manufacturer relating to one transponder that was not performing in accordance with contract specifications. In August 1995, Orion Atlantic received a one time refund of $2.75 million which was applied as a mandatory prepayment to the senior notes payable - banks.

     The Company believes that since Orion 1 is properly deployed and operational, based upon industry data and experience, payment of the obligation mentioned above is highly probable and the Company has capitalized the present value of this obligation of approximately $14.8 million as part of the cost of the satellite. Payment of amounts due under this obligation are delayed until payment is permitted under the senior notes payable -- banks. The present value was estimated by discounting the obligation at 14% over the expected term, assuming payment of the incentives begins upon expiration of the senior notes payable -- banks in 2002.

     Partnership and Limited Partners -- OrionSat has the primary responsibility for the control, management and operations of Orion Atlantic. Under the partnership agreement, the limited partners have rights of approval for a limited number of matters, e.g., terms for acceptance of new partners, significant budget modifications, and certain borrowings. The financing and legal structure of Orion Atlantic restricts the use of partnership resources to the purposes of constructing, launching and operating the satellite system.

     Condensed balance sheet information for Orion Atlantic at December 31, 1996 and 1995 is as follows:



                                                       December 31,
                                             ----------------------------------
                                                   1996             1995
                                             ---------------   ----------------
Assets
Current assets...........................    $    14,959,986   $    14,085,169
Property and equipment, net..............        285,006,166       303,889,894
Deferred financing costs and other.......         12,773,951        16,051,517
                                             ---------------   ----------------
     Total assets........................    $   312,740,103   $   334,026,580
                                             ===============   ================

Liabilities and partnership capital
Current liabilities......................    $    59,139,777   $    52,883,250
Long-term debt and other liabilities.....        274,732,228       284,110,104
Partnership capital subject to redemption                 --                --
Partnership (deficit) capital............        (19,081,902)        1,533,226
Less:  Orion Network Systems, Inc. note..         (2,050,000)       (4,500,000)
                                             ---------------   ----------------
     Total liabilities and partnership
         capital.........................    $   312,740,103   $   334,026,580
                                             ================  ===============

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  ORION ATLANTIC (CONTINUED)

         Redemption of STET Partnership Interest; Issuance of New Interest to Orion. -- In November 1995 Orion Atlantic redeemed the limited partnership interest held by STET (the "STET Redemption"). Such redemption was for $11.5 million, including $3.5 million of cash and $8.0 million in 12%, promissory notes due through 1997. STET's firm and contingent capacity leases remain in place until released by the Banks under the Orion 1 Credit Facility. STET's existing contractual arrangements with Orion Atlantic have been modified in a number of respects, including (i) a reduction of approximately $3.5 million in amounts due by Orion Atlantic to Telespazio S.p.A., an affiliate of STET, over a ten-year period under contracts relating to the construction of Orion 2, back-up tracking, telemetry and command services through a facility in Italy and engineering consulting services, (ii) the establishment of ground operations and distribution agreements between Orion Atlantic and Telecom Italia, a subsidiary of STET, relating to Italy, and the granting to Telecom Italia of exclusive marketing rights relating to Italy for a period ending December 1998 conditioned upon Telecom Italia achieving certain sales quotas, and (iii) canceling exclusive ground operations and sales representation agreements between Orion Atlantic and STET (or its affiliates) relating to Eastern Europe.

     Orion Atlantic funded the STET Redemption by selling a new limited partnership interest to Orion for $8 million (including $3.5 million in cash and $4.5 million in 12% promissory notes due through 1997). In connection with the STET redemption, Orion agreed to indemnify Telecom Italia for payments which were made in July 1995 of $950,000 and which would be made in the future under its firm and contingent capacity agreements with Orion Atlantic and posted a $10 million letter of credit to support such indemnity. The Company has accounted for this transaction as an acquisition of a minority interest and, as a result, approximately $3.1 million was allocated to the cost of the satellite and related equipment.

     During 1995, Orion Atlantic entered into agreements with certain Limited Partners (including the Company) under which the participating Limited Partners would voluntarily give up their rights to receive capacity under their firm capacity agreements through January 1996. The participating Limited Partners would continue to make payments for such capacity but would have the right to receive refunds from Orion Atlantic out of cash available after operating costs and payments under the Credit Facility. Through December 31, 1996 and 1995, Orion Atlantic has received $27.7 million and $14.1 million (excluding payments from the Company) under the firm capacity agreements subject to refund, which amounts are included in "Other liabilities." In addition, services revenue included $6.0 million and $5.7 million in 1996 and 1995 from Limited Partners pursuant to the firm capacity commitments, not subject to refund.

4. COMMITMENTS AND CONTINGENCIES

     Obligations with Respect to Orion Atlantic -- Orion has certain significant obligations to Orion Atlantic and the Limited Partners, including commitments under satellite capacity agreements between Orion and Orion Atlantic, under which Orion will be liable to pay Orion Atlantic approximately $2.5 million per year for seven years for satellite capacity and is contingently liable for up to an additional $4.3 million per year for up to seven years if Orion Atlantic experiences cash flow deficits not outstanding at December 1997 commencing when Orion Atlantic's first satellite begins commercial operations; and reimbursement (jointly and severally with OrionSat) with respect to a $10 million letter of credit provided by OrionSat to a limited partner, which is secured by 259,515 shares of Orion's common stock held in treasury and cash distributions that Orion and OrionSat may receive with respect to their partnership interests in Orion Atlantic.

     Orion 1 satellite -- In November 1995, a portion of the Orion 1 satellite experienced an anomaly that resulted in a temporary service interruption, lasting approximately two hours, in the dedicated capacity serving the European portion of Orion Atlantic's services. The nine affected transponders account for a majority of Orion Atlantic's present revenues. Full service to all affected customers was restored using redundant equipment on the satellite. Orion Atlantic believes, based on the data and the Telesat Report (issued by Telesat Canada, independent engineering consultants dated November 14, 1995), that, because the redundant component is functioning fully in accordance with specifications and the performance record of similar components is strong, the anomalous behavior is unlikely to affect the expected performance of the satellite over its useful life. Furthermore, there has been no effect on Orion Atlantic's ability to provide services to customers. However, in the event that the currently operating component fails, Orion 1 would experience a significant loss of usable capacity. In such event, while Orion Atlantic would be entitled to insurance proceeds of approximately $50 million and could lease replacement capacity and function as a reseller with respect to such capacity (at reduced levels of profitability), the loss of capacity would have a material adverse effect on Orion and on Orion Atlantic.

     Orion 2 satellite -- July 1996, the Company signed a contract with Matra Marconi Space for the construction and launch of Orion 2 (which was amended and restated in January 1997) and in February 1997 commenced construction of that satellite. The contract provides for delivery in orbit of Orion 2 by June 1999, for a firm fixed price of $201 million, excluding launch insurance. Orion 2 will expand the Company's European coverage and extend coverage to portions of the Commonwealth of Independent States, Latin American and the Middle East.

     Orion 3 -- In January 1997, the Company entered into a satellite procurement contract with Hughes Space for the construction and launch of Orion 3, construction of which commenced in December 1996. The contract provides for delivery in orbit of Orion 3 by December 1998, for a firm fixed price of $208 million, excluding launch insurance. Orion 3 will cover broad areas of the Asia Pacific region including China, Japan, Korea, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii.

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In November 1996, Orion entered into a contract with DACOM Corp. ("DACOM"), a Korean communications company, under which DACOM will lease eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, which is payable over a period from December 1996 through six months following the lease commencement date for the transponders (which is scheduled to occur by January 1999). DACOM is to deposit funds with Orion in accordance with a milestone schedule. In December 1996, Orion received a $10 million deposit and such amount is included in "Other liabilities". Orion maintains a $10 million letter of credit which increases as DACOM makes additional deposits. DACOM has the right to terminate the contract at any time prior to March 31, 1997, upon which termination Orion would be entitled to retain all deposited funds. Prior to launch, payments will be held in escrow and are subject to refund pending the successful launch and commencement of commercial operation of Orion 3.

     Eutelsat Lease -- In January 1993, Orion Atlantic entered into a lease, which expired in December 1994, with one of its limited partners under which Orion Atlantic leased one-half of a transponder on a EUTELSAT satellite for use in providing private network services prior to the operational delivery of Orion
1. The lease required quarterly payments of $481,000 of which $855,000 was deferred by the limited partner until March 1995. Rent under this lease totaled $1.9 million in 1994.

     Litigation -- In October 1995, Skydata Corporation ("Skydata"), a former contractor, filed suit against Orion Atlantic, Orion Satellite Corporation and Orion, in the United States District Court for the Middle District of Florida, claiming that certain Orion Atlantic operations using frame relay switches infringe a Skydata patent. Skydata's suit sought damages in excess of $10 million and asked that any damages assessed be trebled. On December 11, 1995, the Orion parties filed a motion to dismiss the lawsuit on the grounds of lack of jurisdiction and violation of a mandatory arbitration agreement. In addition, on December 19, 1995, the Orion parties filed a Demand for Arbitration against Skydata with the American Arbitration Association in Atlanta, Georgia, requesting damages in excess of $100,000 for breach of contract and declarations, among other things, that Orion and Orion Atlantic own a royalty-free license to the patent, that the patent is invalid and unenforceable and that Orion and Orion Atlantic have not infringed on the patent. On March 5, 1996, the court granted the Company's motion to dismiss the lawsuit on the basis that Skydata's claims are subject to arbitration. Skydata appealed the dismissal to the United States Court of Appeals for the Federal Circuit. Skydata also filed a counterclaim in the arbitration proceedings asserting a claim for $2 million damages as a result of the conduct of Orion and its affiliates. On May 15, 1996, the arbitrator granted the Orion parties' request for an initial hearing on claims relating to the Orion parties' rights to the patent, including the co-ownership claim and other contractual claims. This initial hearing was scheduled to take place in November 1996. On November 9, 1996, Orion and Skydata executed a letter to settle in full the pending litigation and arbitration. As part of the settlement, the parties are to release all claims by either side relating in any way to the patent and/or the pending litigation and arbitration. In addition, Skydata is to grant Orion (and its affiliates) an unrestricted paid-up license to make, have made, use or sell products or methods under the patent and all other corresponding continuation and reissue patents. Orion is to pay Skydata $437,000 over a period of two years as part of the settlement. The parties are in the process of documenting the final terms in a formal settlement agreement.

     While Orion is party to regulatory proceedings incident to the business of Orion, there are no other material legal proceedings pending or, to the knowledge of management, threatened against Orion or its subsidiaries.

     Other -- Orion has entered into operating leases, principally for office space. Rent expense was $915,000, $735,000 and $668,000 during the years ended December 31, 1996, 1995, and 1994, respectively.

     Future minimum lease payments are as follows:

                    1997......................  $  1,073,582
                    1998......................       969,302
                    1999......................       989,640
                    2000......................        13,694
                                                ------------
                                                $  3,046,218
                                                ============

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. LONG-TERM DEBT

See Note 9 for discussion of significant financing transactions that were consummated on January 31, 1997.

Long-term debt at December 31, 1996 and 1995, consists of the following:


                                                     December 31,
                                            -----------------------------
                                                1996            1995
                                            ------------   --------------

Senior notes payable - banks............    $207,714,842   $  230,483,182
Note payable - TT&C Facility............       6,956,624        8,774,266
Satellite incentive obligation..........      22,373,746       20,002,240
Notes payable - STET....................       5,550,000        8,000,000
Note payable - Limited Partners.........       8,050,000        8,050,000
Other ..................................       2,566,687        3,966,708
                                            ------------   --------------

Total long-term debt....................     253,211,899      279,276,396
Less: current portion...................      34,975,060       28,607,110
                                            ------------   --------------
Long-term debt less current portion.....    $218,236,839   $  250,669,286
                                            ============   ==============



Total interest (including commitment fees and amortization of deferred financing costs) incurred for the years ended December 31, 1996, 1995 and 1994 was $27.8, $26.0, and $27.0 million, respectively. Substantially all of the interest incurred in 1994 was capitalized and $1.3 million was capitalized in 1995.

     Aggregate annual maturities of long-term debt consist of the following (in thousands):

                    1997..................      $        34,964
                    1998..................               34,422
                    1999..................               46,914
                    2000..................               43,619
                    2001..................               47,317
                    Thereafter............               45,976
                                                ---------------
                                                $       253,212
                                                ===============

     Senior Notes Payable to Banks -- In December 1991, OrionSat, on behalf of Orion Atlantic, executed a credit agreement for up to $400 million of senior debt from an international banking syndicate. Amounts advanced under the credit facility are secured by the assets of Orion Atlantic and are due over seven years in graduated installments beginning July 31, 1995. The credit agreement prohibits the extension of credit by Orion Atlantic to any affiliate of the partnership, as defined. Accordingly, Orion Atlantic may not loan or advance funds to the Company or its affiliates. The credit agreement also restricts distributions to the partners. At December 31, 1996, none of Orion Atlantic's capital was available for distribution. The credit facility has a number of other customary covenants and requirements, including the Banks' approval of significant changes to the construction contract and increases in budgeted costs. The Banks also have full recourse to OrionSat as general partner, and Orion has pledged its investment in the common stock of OrionSat and its limited partner ownership interest to the Banks.

     Amounts outstanding under the credit facility bear interest at 1.75% over the LIBOR (7.6% at December 31, 1996). Orion Atlantic has entered into agreements with Chase Manhattan Bank, N.A. ( "Chase" ) for interest rate hedging arrangements which fixed the maximum interest rate through November 1995 at 11.54%. Thereafter a self funding interest rate cap agreement is in place relating to a notional amount declining every six months from $150 million effective November 30, 1995 to $15.6 million effective March 31, 2001. Under the terms of the cap agreement, when LIBOR equals or exceeds 5.5% Orion Atlantic pays Chase a fee equal to 3.3% per annum of the notional amount and receives a payment from Chase in an amount equal to the difference between the actual LIBOR rate and 5.5% on the notional amount. There was an unrealized loss at December 31, 1996 and 1995 of approximately $6.4 million and $4.6 million relating to this arrangement.

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.    LONG TERM DEBT (CONTINUED)

     Note Payable -- TT&C Facility -- Orion Atlantic entered into a financing arrangement with General Electric Capital Corporation ("GECC") to finance the Tracking Telemetry and Control ("TT&C") Facility. The TT&C arrangement calls for a note payable, the maximum amount of which is $11 million of which up to $8.9 million is for payment to Lockheed Martin under the Satellite Control System Contract, with the remaining balance available to be drawn to finance the cost of launch insurance required for the benefit of GECC. In June 1995, Orion Atlantic accepted the TT&C Facility and Orion Atlantic refinanced $9.3 million from GECC as a seven-year term loan, payable monthly. Orion Atlantic made a mandatory prepayment of $1 million in January 1996. The interest rate is fixed at 13.5%.

     The TT&C debt is secured by the TT&C Facility, the Satellite Control System Contract and Orion Atlantic's leasehold interest in the TT&C Facility land. The TT&C financing agreement contains similar representations, warranties and covenants to those in the senior notes.

     Satellite incentive obligation -- The obligations relating to satellite performance have been recorded at the present value (discounted at 14%, the Company's estimated incremental borrowing rate for unsecured financing) of the required payments commencing at the maturity of the senior notes payable to banks and continuing through 2006. Under the terms of the construction contract, payment of the obligation is delayed until such time as payment is permitted under the senior notes payable to banks.

     Notes  Payable  -- STET -- In  connection  with  the STET  Redemption,  the
Company issued STET $8 million of promissory notes which bear interest at 12% per annum. Payments are due as follows: $2.5 million plus accrued interest paid on December 31, 1996; $3.5 million plus accrued interest on the earlier of December 31, 1997 or the refinancing of the senior notes payable to banks; and the remaining $2.0 million in monthly installments of $0.2 million plus accrued interest beginning January 1997.

     Notes Payable -- Limited Partners -- In 1993, Orion Atlantic received commitments for Preferred Participation Units (PPUs) aggregating $9.6 million from certain Limited Partners (including $1.5 million from Orion Network Systems) for development of Orion Atlantic's network services business. Holders of PPUs earn interest on aggregate amounts drawn at the rate of 30% per annum, of which 6% is paid and the remainder accrued, but not paid until July 1, 1995, at which time interest and principal payments due are subordinated to operating requirements and senior notes debt service but are payable prior to distributions to Limited Partners. Principal amounts drawn are payable on February 1, 1999. Principal amounts may be prepaid without penalty on or after January 1, 1996. Interest payable at December 31, 1996 and 1995 is $5.9 million and $3.5 million and is included in "Other liabilities".

6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

   See Note 9 for discussion of significant equity transactions that were consummated on January 31, 1997.

   The Company has authorized 1,000,000 shares of $0.01 par value preferred stock.

    Redeemable Preferred Stock

     In June 1994, Orion issued 11,500 shares of Series A 8% Cumulative Redeemable Convertible Preferred Stock at $1,000 per share and granted an option to purchase an additional 3,833 shares of similar preferred stock at $1,000 per share. Dividends on preferred stock accrue at 8% per year and are payable as and when declared. Orion may redeem the preferred stock at the amount invested plus accrued and unpaid dividends. Upon such a redemption, the preferred stockholders would receive a warrant to acquire at $8.50 per share the number of shares of common stock into which the preferred stock was convertible. The 11,500 shares issued are convertible into 1,352,941 shares of common stock ($8.50 per share). Upon conversion any accrued and unpaid dividends are forfeited. Orion may require conversion of the preferred stock beginning in June 1996 if certain conditions are met. After Orion issued preferred stock (along with warrants and options to make an additional investment) in June 1994, the Directors and affiliates of Directors who purchased common stock in December 1993 and the institutions and other investors who purchased common stock in June 1994 each exercised its right to receive preferred stock (along with warrants and options to make an additional investment) in exchange for the common stock previously acquired and Orion issued an aggregate of 3,000 shares of Series A Preferred Stock and related options for 1,000 shares to such persons and entities. The 3,000 shares issued are convertible into 352,941 shares of common stock ($8.50 per share). Through December 31, 1996, 629 shares of preferred stock were converted into 74,000 shares of common stock. The remaining 13,871 shares issued are convertible into 1,631,882 shares of common stock and the preferred stock underlying the options are convertible into 25,894 shares of common stock.

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

     The preferred stock has a liquidation preference equal to the amount invested plus accrued and unpaid dividends. Preferred stockholders are entitled to vote on an as-converted basis and have the right to put the stock to Orion upon a merger, change of control or sale of substantially all assets at the greater of liquidation value or fair value. The put expires upon the completion of a qualified public equity offering, as defined. If the preferred stock is not previously redeemed or converted to common stock, the preferred stockholders also have the right to put the stock to Orion as follows: 33 1/3% beginning in June 1999; 66 2/3% beginning in June 2000; and 100% beginning in June 2001.

     In June 1995, certain Directors, affiliates of Directors, and certain holders of Series A Preferred Stock purchased 4,483 shares of Series B Preferred Stock for approximately $4.5 million. This purchase was pursuant to an option granted in June 1995 to purchase $1 of preferred stock similar to the Series A Preferred Stock for each $3 of Series A Preferred Stock purchased in June 1994, except that such similar preferred stock would be convertible at any time with Common Stock at a price within a range of $10.20 to $17.00 per share of common stock based upon when the option is exercised. The Series B Preferred Stock has rights, designations and preferences substantially similar to those of the Series A Preferred Stock, and is subject to similar covenants, except that the Series B Preferred Stock is convertible into 439,510 shares of Common Stock at an initial price of $10.20 per share, subject to certain anti-dilution adjustments, and purchases of Series B Preferred Stock did not result in the purchaser receiving any rights to purchase additional preferred stock. Through December 31, 1996, 185 shares of preferred stock were converted into 18,137 shares of common stock.

     Stockholders' Equity

     Stock Options -- In 1987, Orion adopted a stock option plan. Under this plan, as amended, 1,470,588 shares of common stock are reserved for issuance upon exercise of options granted. Shares of common stock may be purchased under this plan at prices not less than the fair market value, as determined by the Board of Directors, on the date the option is granted. The Board of Directors also has granted nonqualified options to purchase 53,341 shares of common stock outside the plan described at prices ranging from $5.44 to $12.24 per share.

     Stock options outstanding at December 31:

                                         1996             1995             1994
                                   ---------------   --------------- ----------------
Range of exercise price........... $  8.16 - 12.24   $  5.44 - 12.24 $  5.44 - 12.24
                                   ---------------   --------------- ----------------

Outstanding of  beginning of year          971,469           804,056         871,464
Granted during year...............         122,750           380,069          37,867
Exercised.........................         (37,629)          (60,928)        (31,967)
Canceled .........................        (144,927)         (151,728)        (73,308)
                                   ---------------   --------------- ----------------
Outstanding at end of year........         911,663           971,469         804,056
                                   ===============   =============== ================

     In November 1993, stock options for 95,588 shares of common stock were granted to key executives which may be exercised only upon the achievement of certain business and financial objectives. At December 31,1995, the executives had earned the right to exercise 40,441 of these options based on the achievement of such objectives. The remaining options were canceled during 1996.

     Stock options vest annually over a one to five-year period. All options are exercisable up to seven years from the date of grant. There are 558,925 shares available to be granted under the plan. As of December 31, 1996 and 1995, 429,265 and 356,226, respectively, qualified and nonqualified options were exercisable.

     In July 1996, the Company granted, subject to shareholder approval, the Chairman of the Executive Committee 100,000 options at $9.83 per share. These options vest as follows, 50,000 on January 17, 1997 and 50,000 upon successful completion of either a refinancing of the Orion 1 satellite, financing for construction, launch and insurance for Orion 2 or Orion 3 or completes a substantial acquisition or relationship with a strategic partner. These requirements were met in January 1997.

     Non-Employee Director Stock Option Plan -- In 1996, Orion adopted a non-employee director stock option plan. Under this plan, 380,000 shares of common stock are reserved for issuance. During 1996, there were 190,000 options granted pursuant to this plan at $8.49 to $12.53 per share.

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock based award programs, because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") which is effective for awards after January 1, 1996 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the employee award equals the market price of the underlying stock on the date of grant, as has been the case historically with the Company's awards, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes valuation model with the following assumptions: risk free interest rate of 6.5%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 68% and a weighted-average expected life of the option of 5.8 years. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. For the years ended December 31, 1996 and 1995, the Company's pro forma net loss and net loss per share would have been $28.0 million or $2.68 per share, and $27.3 million or $3.11 per share, respectively.

     401(k) Profit Sharing Plan -- In September 1996, Orion amended the 401(k) profit sharing plan. Under this plan, 100,000 shares of common stock are reserved for issuance as the Company's discretionary match of employee contributions. The Company's matching contributions may be made in either cash or in the equivalent amount of the Company's common stock.

     Stock Purchase Plan -- In September 1996, Orion adopted an employee stock purchase plan. Under this plan, 500,000 shares of common stock are reserved for issuance. Shares of common stock purchased under this plan through payroll deduction. The purchase price of each share of common stock purchased under the plan will be 85% of the fair market value of the common stock on the measurement date.

     Stock Warrants -- In November 1996, Orion granted 50,000 warrants to DACOM to purchase shares of common stock at $14 per share. The warrants are exercisable for a six month period beginning six months after the commencement date, as defined in the Joint Investment Agreement, and ending one year after the commencement date and will terminate at that time or at any time the Joint Investment Agreement is terminated. The fair value of the warrant at the date of issue was $300,000 and was estimated using a Black-Scholes valuation model.

     Stock warrants outstanding at December 31, 1996 and 1995 were 142,115 and 553,768, respectively. Outstanding warrants are exercisable at $9.79 to $14 per share. Warrants totaling 461,653 expired during the year ended December 31, 1996. In January 1997, British Aerospace exercised 86,505 warrants to purchase shares of common stock at $11.56 per share.

     The holders of preferred stock also hold warrants to purchase 1,631,882 shares of common stock at the conversion price of such preferred stock. These warrants do not become exercisable unless Orion exercises its right to repurchase the preferred stock at the liquidation value, plus accrued and unpaid dividends.

     Reserve for Issuance - The Company has 24,125,482 shares of common stock at December 31, 1996 reserved for issuance upon conversion of preferred stock, exercise of outstanding stock options and warrants, and common stock issued under the stock purchase and 401(k) profit sharing plans.

7. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Other than amounts due under the senior notes payable to banks, Orion believes that the carrying amount reported in the balance sheet of its other financial assets and liabilities approximates their fair value. The fair value of Orion Atlantic's senior notes payable to banks at December 31, 1996 and 1995 was estimated to be $214.1 million and $235.1 million based on the principal balance outstanding, net of the estimated fair value of the interest rate modification agreement, which approximates an implicit loss of $6.4 million and $4.6 million, respectively. Credit risk exists if the counterparty is not able to make the required payments to Orion under these agreements. Orion believes the risk to be remote.

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. CONDENSED FINANCIAL INFORMATION OF ORION


     The net assets, credit facilities and other resources of Orion Atlantic are restricted to the construction and operation of the satellite system. Presented below are condensed balance sheets of Orion (parent company only basis) at December 31, 1996 and 1995 and condensed statements of operations and cash flows for the years ended December 31, 1996, 1995 and 1994. All material contingencies, obligations and guarantees of Orion have been separately disclosed in the preceding notes to the financial statements.

             CONDENSED BALANCE SHEETS OF ORION NETWORK SYSTEMS, INC.

                                                                                   December 31,
                                                                            1996                  1995
                                                                      ---------------        ----------------

ASSETS
Current assets:
  Cash and cash equivalents...................................         $   26,564,562        $    48,797,627
  Receivable from Orion Atlantic..............................                253,088              1,217,169
  Other current assets........................................                766,784                611,391
                                                                      ---------------        ----------------
       Total current assets...................................             27,584,434             50,626,187

Investment in and advances to subsidiaries:
  OrionNet....................................................              8,331,248              5,993,628
  OrionSat....................................................            (35,336,290)           (20,496,009)
  Asia Pacific................................................              1,397,588              1,634,048
  Orion Asia Pacific..........................................              4,324,426                     --
  Orion Atlantic..............................................              9,194,820             10,585,573
Other assets..................................................             10,590,071              6,256,742
                                                                      ---------------        ----------------
       Total assets...........................................         $   26,086,297        $    54,600,169
                                                                      ===============        ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes and interest payable to Orion Atlantic................         $    2,327,427        $     2,482,667
  Accounts payable and accrued liabilities....................              2,828,616              2,361,291
                                                                      ---------------        ----------------
       Total current liabilities..............................              5,156,043              4,843,958
Notes and interest payable to Orion Atlantic..................                     --              2,077,327
Other liabilities.............................................                464,256                640,541
Redeemable preferred stock....................................             20,902,366             20,357,701
Stockholders' equity (deficit)................................               (436,368)            26,680,642
                                                                      ---------------        ----------------
       Total liabilities and stockholders' equity.............         $   26,086,297        $    54,600,169
                                                                      ===============        ================

                          ORION NETWORK SYSTEMS, INC. -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  CONDENSED FINANCIAL INFORMATION OF ORION (CONTINUED)

        CONDENSED STATEMENTS OF OPERATIONS OF ORION NETWORK SYSTEMS, INC.


                                                                            Year ended December 31,
                                                         ------------------------------------------------------------
                                                              1996                   1995                  1994
                                                         ---------------       ---------------       ----------------

Services revenue.....................................    $        34,000       $            --       $            --
Operating expenses and other income:
   General and administrative........................          3,832,286             3,171,305             2,487,201
   Interest income, net..............................         (1,883,719)           (1,834,589)             (243,152)
                                                         ---------------       ---------------       ----------------
   Total operating expenses and other income.........          1,948,567             1,336,716             2,244,049
Equity in net losses of subsidiaries.................         25,280,843            25,578,462             5,720,869
Net loss.............................................    $   (27,195,410)      $   (26,915,178)      $    (7,964,918)
                                                         ===============       ===============       ================




        CONDENSED STATEMENTS OF CASH FLOWS OF ORION NETWORK SYSTEMS, INC.


                                                                            Year ended December 31,
                                                               1996                  1995                  1994
                                                         ----------------      ----------------      ---------------
Net cash used in operations......................        $    (4,046,446)      $    (4,107,237)      $    (2,709,307)

Investing activities:............................
  Advances to subsidiaries.......................             (6,918,710)           (3,264,024)           (2,973,264)
  Investment in Orion Atlantic...................             (8,610,000)           (5,400,000)                   --
  Capital expenditures...........................               (504,729)             (597,698)             (771,890)
                                                         ----------------      ----------------      ---------------
  Net cash used in investing activities..........            (16,033,439)           (9,261,722)           (3,745,154)

Financing activities:
  Proceeds from issuance of redeemable preferred stock                --             4,483,001            10,928,293
  Proceeds from issuance of common stock.........                343,120            51,974,436             6,542,303
  PPU funding....................................                     --              (455,000)             (765,000)
  Repayment of notes payable.....................             (2,496,300)              (37,792)           (5,648,535)
                                                         ----------------      ----------------      ---------------
  Net cash (used in) provided by financing activities         (2,153,180)           55,964,645            11,057,061
                                                         ----------------      ----------------      ---------------
  Net (decrease) increase in cash and cash equivalents       (22,233,065)           42,595,686             4,602,600
Cash and cash equivalents at beginning of year...             48,797,627             6,201,941             1,599,341
                                                         ----------------      ----------------      ---------------
Cash and cash equivalents at end of year.........        $    26,564,562       $    48,797,627       $     6,201,941
                                                         ================      ================      ===============


     Basis of presentation -- In these parent company-only condensed financial statements, Orion's investment in subsidiaries is stated at cost less equity in the losses of subsidiaries since date of inception or acquisition.

                          ORION NETWORK SYSTEMS, INC. -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9.  SUBSEQUENT EVENTS (UNAUDITED)

     THE EXCHANGE

     On January 31, 1997, the Company acquired all of the limited partnership interests which it did not already own in Orion Atlantic. Specifically, the Company acquired the Orion Atlantic limited partnership interests and other rights relating thereto held by British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., an affiliate of Matra Hachette, and Trans-Atlantic Satellite, Inc., an affiliate of Nissho Iwai Corp. (collectively, the "Exchanging Partners").

     Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged (the "Exchange") their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C 6% Cumulative Convertible Redeemable Preferred Stock (the "Series C Preferred Stock"). In addition, the Company acquired certain rights held by certain of the Exchanging partners, including certain of the Exchanging Partners' rights to receive repayment of various advances. The 123,172 shares of Series C Preferred Stock issued in the Exchange are convertible (as of January 31, 1997) into approximately 7 million shares of the Company's common stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company.

     The Exchange and the acquisition by the Company of the only outstanding minority interest in the Company's subsidiary Orion Asia Pacific Corporation from British Aerospace Satellite Investments, Inc. on January 8, 1997 (in exchange for approximately 86,000 shares of the Company's Common Stock) results in the Company owning 100% of all its significant subsidiaries and, therefore, a greatly simplified corporate structure.

     THE MERGER

     The Exchange was conducted on a tax-free basis by means of a Merger (defined below) that was consummated on January 31, 1997. Pursuant to the Exchange Agreement, Orion Oldco Services, Inc., formerly known as Orion Network Systems, Inc. ("Old Orion"), formed the Company as a new Delaware corporation with a certificate of incorporation, bylaws and capital structure substantially identical in all material respects with those of Old Orion. Also pursuant to the Exchange Agreement, the Company formed a wholly owned subsidiary, Orion Merger Company, Inc. ("Orion Merger Subsidiary"). Pursuant to an Agreement and Plan of Merger, Orion Merger Subsidiary was merged with and into Old Orion, and Old Orion became a wholly owned subsidiary of the Company (the "Merger"). On January 31, 1997, the effective time of the Merger, all of the stockholders of Old Orion received stock in the Company with substantially identical rights to the Old Orion stock they held prior to the effective time of the Merger. Following the Merger, the Company changed its name from Orion Newco Services, Inc. to Orion Network Systems, Inc. and the Company's wholly owned subsidiary Orion Network Systems, Inc. changed its name to Orion Oldco Services, Inc.

     THE FINANCINGS

     On January 31, 1997, the Company completed a $710 million bond offering (the "Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one 11.25% Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of common stock, par value $ .01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5% Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant," and together with the Senior Note Warrants, the "Warrants"). Interest on the Senior Notes will be payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes will not pay cash interest prior to January 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002. The exercise price for the Warrants is $ .01 per share of Common Stock of the Company. The shares of Common Stock of the Company initially issuable upon exercise of the Warrants represent approximately 2.62% of the outstanding Common Stock of the Company on a fully diluted basis as of January 31, 1997.

     The net proceeds of the Offering to the Company were approximately $684 million. Other than $134 million placed in a pledged account to pre-fund the first six interest payments on the Senior Notes, the net proceeds from the Offering were used by the Company to repay the Orion 1 credit facility and may be used to build and launch additional satellites, including the Orion 2 and Orion 3 satellites.

     On January 31, 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures (the "Convertible Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space") purchased $50 million and $10 million of the Convertible Debentures, respectively (collectively, the
"Convertible Debenture Investments," and together with the Offering, the "Financings"). The Convertible Debentures will mature in 2012, and will bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in common stock of the Company. The Convertible Debentures are subordinated to all other indebtedness of the Company, including the Notes.

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9.  SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

     PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following pro forma condensed consolidated financial statements give effect, as of December 31, 1996, as to the Balance Sheet, and January 1, 1996, as to the Statement of Operations, to the Exchange, the Merger and the Financings consummated on January 31, 1997, all as described above. In addition, the pro forma condensed consolidated financial statements give effect to the following transactions, which were, directly or indirectly, conditions precedent to, or result from, the Exchange, the Merger and the Financings as described above: (i) the use of the net proceeds from the Financings to repay indebtedness under the Orion 1 Credit Facility, to prefund the first six scheduled interest payments, and to pay interest rate hedge breakage costs associated with the Orion 1 Credit Facility, (ii) the acquisition by Orion of British Aerospace's 17% ownership of Orion Asia Pacific for approximately 86,000 shares of common stock, (iii) payments of approximately $4.0 million, including accrued interest, owed to STET, a former limited partner of Orion Atlantic, and (iv) the write-off of deferred financing fees (such transactions collectively with the Merger, the Exchange, and the Financings, the "Transactions").

     The unaudited pro forma condensed consolidated financial statements do not purport to present the actual financial position or results or operations of the Company had the Transactions in fact occurred on the dates specified, nor are they indicative of the results of operations that may be achieved in the future.

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                    (AMOUNTS, EXCEPT SHARE AMOUNTS, IN 000'S)

                                                                                          DECEMBER 31, 1996
                                                                                         -------------------
Assets
Current assets................................................                           $           149,720
Property and equipment, net...................................                                       320,707
Restricted and segregated cash................................                                       406,937
Deferred financing costs, net.................................                                        25,865
Other assets, net.............................................                                        25,365
                                                                                         -------------------
Total assets..................................................                           $           928,594
                                                                                         ===================

Liabilities and stockholders' equity
Current liabilities...........................................                           $            23,730
Long-term debt................................................                                       779,283
Other liabilities.............................................                                        11,528
Limited Partners' interest in Orion Atlantic..................                                            --
Redeemable preferred stock....................................                                       111,902
Stockholders' equity..........................................                                         2,151
                                                                                         -------------------
Total liabilities and stockholders' equity....................                           $           928,594
                                                                                         ===================

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                             YEAR ENDED
                                                                                         DECEMBER 31, 1996
                                                                                         -------------------
Services revenue..............................................                           $          41,847

Operating expenses............................................                                      82,931
Other expense (income)........................................                                      92,546
Net loss......................................................                                    (133,630)
Preferred stock dividend and accretion, net of forfeitures....                                       9,273
                                                                                         -------------------
Net loss attributable to common stockholders..................                           $        (142,903)
                                                                                         ===================
Net loss per common share.....................................                           $          (12.71)
                                                                                         ===================
Weighted average common shares outstanding....................                                  11,247,062
                                                                                         ===================

                           ORION NETWORK SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9.  SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

     TELEPORT EUROPE ACQUISITION

     On March 26, 1997, Orion acquired German-based Teleport Europe GmbH, a communications company specializing in private satellite networks for voice and data services. Orion purchased the shares of Teleport Europe held by the German companies, Vebacom GmbH and RWE Telliance AG, now known as o.tel.o for approximately $9 million.

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995:

                                        MARCH 31              JUNE 30             SEPTEMBER 30        DECEMBER 31
                                    ---------------       ---------------       ----------------     ----------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
  Revenues......................    $         7,646       $        10,123       $        12,247       $        11,831
  Loss from operations..........            (10,155)               (8,963)               (7,151)              (10,084)
  Loss before minority interest.            (16,985)              (14,637)              (12,985)              (17,218)
  Net loss......................             (7,251)               (6,760)               (5,796)               (7,388)
  Net loss per share............             (0.70)                (0.65)                (0.55)                (0.72)

1995
  Revenues......................    $         2,508       $         5,238       $         6,201       $         8,336
  Loss from operations..........            (11,891)              (12,038)              (13,525)               (9,377)
  Loss before minority interest.            (15,978)              (18,248)              (19,186)              (19,592)
  Net loss......................             (5,996)               (6,991)               (6,998)               (6,930)
  Net loss per share............             (0.64)                (0.75)                (0.78)                (0.67)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES.


         None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                     TERM EXPIRES
         NAME             AGE                  POSITION WITH ORION                   (DIRECTORS)
----------------------  -------  -----------------------------------------------  ------------------
Gustave M. Hauser.....    68     Chairman, Director                                      1998

W. Neil Bauer.........    50     President and Chief Executive Officer.                  1999
                                 Director (Principal Executive Officer)
David J. Frear........    40     Vice President, Chief Financial Officer                  --
                                 and Treasurer (Principal Financial Officer
                                 and Principal Accounting Officer)
Richard H. Shay.......    56     Vice President, Corporate and Legal Affairs,             --
                                 and Secretary
Denis Curtin..........    58     Senior Vice President, Orion Satellite                   --
                                 Corporation and General Manager,
                                 Engineering and Satellite Operations
Han C. Giner..........    58     Vice President of Orion and President,                   --
                                 Orion Asia Pacific Corporation, Vice President
                                 of Orion
Richard J. Brekka.....    36     Director                                                1997
Warren B. French, Jr..    73     Director                                                1997
Barry Horowitz........    53     Director                                                1998
Sidney S. Kahn........    60     Director                                                1999
John G. Puente........    67     Director                                                1998
W. Anthony Rice.......    45     Director                                                1997
John V. Saeman........    61     Director                                                1998
Robert M. Van Degna...    53     Director                                                1999

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

     Information with respect to the business experience and the affiliations of the directors and executive officers of Orion is set forth below.

     Gustave M. Hauser has been Chairman of Orion since January 1996 and has been a director of Orion since December 1982. Since 1983, he has been Chairman and Chief Executive Officer of Hauser Communications, Inc., an investment and operating firm specializing in cable television and other electronic communications. From 1973 to 1983 he served as Chairman and Chief Executive Officer of Warner-Amex Cable Communications, Inc. (formerly Warner Cable Communications, Inc.), a major multiple system operator of cable television systems and originator of satellite delivered video programming. He is a trustee of the Museum of Television and Radio. He is a past Vice Chairman of the National Cable Television Association, and from 1970 to 1977 he served, by appointment of the President of the United States, as a director of the Overseas Private Investment Corporation.

     W. Neil Bauer has been President of Orion since March 1993, and has been Chief Executive Officer and a director since September 1993. From 1989 to February 1993, Mr. Bauer was employed by GE American Communications, Inc., where he served as Senior Vice President and General Manager of Commercial Operations. Prior to 1989, Mr. Bauer was Chief Financial Officer of GE American Communications, Inc. and later head of commercial sales. He held several key financial planning positions at GE/RCA from 1984 through 1986 focused on operational and business analysis of diverse business units including all communications units. From 1974-1983, he was employed by RCA Global Communications, an international record carrier. During this period, he held several financial and operational positions and was responsible for financial and business planning.

     David J. Frear has been Vice President and Chief Financial Officer of Orion since November 1993 and Treasurer of Orion since January 1994. From September 1990 through April 1993, Mr. Frear served as Vice President and Chief Financial Officer of Millicom Incorporated, an international telecommunications service company. From January 1988 to September 1990, Mr. Frear held various positions in the investment banking department at Bear, Stearns & Co. Inc. Mr. Frear received his CPA in 1979.

     Richard H. Shay has been Secretary of Orion since January 1993 and a Vice President since April 1992. From July 1981 until September 1985, Mr. Shay served as Chief Counsel to the National Telecommunications and Information Administration ("NTIA") of the U.S. Department of Commerce and then as Deputy General Counsel to the Department, where he was responsible for the legal matters of the Department's agencies. In his capacity as Chief Counsel to NTIA, Mr. Shay also served as Acting Director of its Office of International Policy, served on the official U.S. delegation to the 1982 Nairobi Plenipotentiary Conference of the ITU and was involved in preparation for the 1983 ITU Direct Broadcast Satellite World Administrative Radio Conference.

     Denis J. Curtin is Senior Vice President, OrionSat and General Manager, Engineering and Satellite Operations. He joined the Company in September 1988 as Vice President, Engineering. He previously was Senior Director of Satellite Engineering of COMSAT's Systems Division. While at COMSAT, Dr. Curtin served for over 21 years in the systems engineering, program and engineering management of both domestic and international satellite systems. He has an MS in Physics, a Ph.D. in Mechanical Engineering, and has published numerous papers on solar cell and solar array technology, is the editor of the Trends in Satellite Communications and is a Fellow of the American Institute of Astronautics and Aeronautics.

     Hans C. Giner became President of Orion Asia Pacific Corporation, Orion's subsidiary devoted to pursuing construction and launch of a satellite covering the Asia Pacific region, in the fourth quarter of 1995 and a Vice President of Orion in the first quarter of 1996. Mr. Giner served as a consultant to Orion from October 1995 through January 1996 relating to similar matters. Prior thereto, he held senior positions in the satellite and telecommunications industries for more than 20 years. Most recently, from April 1994 through September 1995 he served as President of Stellar One Corporation, a high-tech company designing, manufacturing and distributing technologies for telecommunications groups, particularly local telephone and cable television companies. Prior to that, from November 1987 through March 1994, Mr. Giner held several positions for, and ultimately served as president and CEO of Millisat Holdings, Inc., a member of the Millicom Group, with worldwide responsibility for development of media and telecommunications properties, including broadcast, cable and wireless television.

     Richard J. Brekka has been a director of Orion since June 1994. He is a Managing Director of CIBC Wood Gundy Capital ("CIBC-WG"), the merchant banking division of Canadian Imperial Bank of Commerce ("CIBC") and is a Director and the President of CIBC Wood Gundy Ventures, Inc., an indirect wholly owned subsidiary of CIBC . Mr. Brekka joined CIBC-WG in February 1992. Prior to joining CIBC-WG, Mr. Brekka was an officer of Chase Manhattan Bank's merchant banking group from February 1988 until February 1992.

     Warren B. French, Jr. has been a director of Orion since August 1988. He was President and a director of Shenandoah Telephone Company of Edinburg, Virginia from 1973 to 1988 and President and a director of Shenandoah Telecommunications Company, the parent company of Shenandoah Telephone Company, from 1981 to 1988. From 1988 through 1995, he was Chairman and a director of Shenandoah Telecommunications Company. He is a past Chairman of the United States Telephone Association and is a former director of First National Corporation. Mr. French is a director of Hungarian Telephone and Cable Corp.

     Barry Horowitz has been a director of Orion since May 1996. He is President and Chief Executive Officer of Mitretek Systems, Inc. Mitretek works with federal, state and local governments as well as other non-profit public interest organizations on technology-based research and development programs. Mitretek was incorporated in December 1995 as a result of a restructuring with The MITRE Corporation. Principal capabilities are related to information and environmental system technologies. In addition, Dr. Horowitz is President and Chief Executive Officer of Concept 5 Technologies, Inc., a subsidiary of Mitretek, which provides technical services to commercial clients, with its initial focus on the financial community. Prior to the restructuring and since 1969, Dr. Horowitz served MITRE in several capacities, including Trustee and President and CEO.

     Sidney S. Kahn has been a director of Orion since July 1987. He is presently a private investor. From 1977 to December 1989, he was Senior Vice President of E.F. Hutton Company, Inc., a wholly owned subsidiary of the E.F. Hutton Group, Inc. He is also a director of Delia's, Inc.

     John G. Puente has been a director since 1984. Mr. Puente was Chairman of Orion from April 1987 through January 1996, and since July, 1996 has been serving as a consultant to the Company and chairman of the Company's Executive Committee. He served as Chief Executive Officer of Orion from April 1987 through September 1993. He was a director and, from 1978 to April 1987, served as Senior Vice President, Executive Vice President or Vice Chairman of M/A-COM, Inc., a diversified telecommunications and manufacturing company. He was a founder of SouthernNet, Inc., a fiber optic long distance communications company and one of the two companies that merged to form Telecom USA, Inc. (which was later acquired by MCI), serving as a director of SouthernNet from July 1984 until
August 1987, and Chairman of the Board of SouthernNet from July 1984 until December 1986. During his tenure as Chairman of the Board of SouthernNet, Mr. Puente was instrumental in the founding of the National Telecommunications Network, a national consortium of long distance fiber optic communications companies, and was its first chairman. In 1972, Mr. Puente was a founder of DCC, Inc., of which he became Chairman and CEO. In 1978, DCC, Inc. was acquired by Microwave Associates to form M/A-COM, Inc.; DCC, Inc., subsequently was acquired by Hughes Aircraft Company and became Hughes Network Systems, Inc. Mr. Puente also played a prominent role in the early development of the communications satellite industry, holding technical and executive positions in COMSAT and American Satellite Corporation. He is also a director of Primus Telecommunications, Inc.

     W. Anthony Rice has been a director of Orion since January 1994. Mr. Rice is Chief Executive Officer of British Aerospace Asset Management, the business unit responsible for all of the company's activities in respect of commercial aircraft leasing and financing. Previously, he served as Group Treasurer of British Aerospace Public Limited Company from 1991 until the end of 1995. British Aerospace is Europe's leading defense and aerospace company.

     John V. Saeman has been a director of Orion since December 1982. He is an owner of Medallion Enterprises LLC, a private investment firm located in Denver, Colorado. Mr. Saeman was Vice Chairman and Chief Executive Officer of Daniels & Associates, Inc. and its related entities in the telecommunications field from 1980 to 1988. He is former director as well as past Chairman of Cable Satellite Public Affairs Network (C-Span) as well as a former director and past Chairman of the National Cable Television Association. Mr. Saeman was a director of Celerex Corporation and is a director of Nordstrom National Credit Bank. Celerex Corporation filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in 1995.

     Robert M. Van Degna has been a director of Orion since June 1994. He is the managing general partner of Fleet Equity Partners ("Fleet"). Mr. Van Degna joined Fleet Financial Group in 1971 and has held a variety of lending and management positions until he organized Fleet in 1982 and became its managing general partner. Mr. Van Degna also serves as a director of ACC Corporation and Preferred Networks, Inc.

     Orion's Certificate of Incorporation and Bylaws provide that the Board of Directors of Orion, which presently consists of eleven 11 members (including one vacancy), shall consist of that number of directors determined by resolution of the Board of Directors. The Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, each consisting of approximately one-third of the total number of directors. Class I Directors, consisting of Messrs. Hauser, Horowitz, Puente and Saeman, will hold office until the 1998 annual meeting of stockholders; Class II Directors, consisting of Messrs. Bauer, Kahn and Van Degna will hold office until the 1999 annual meeting of stockholders; and Class III Directors consisting of Messrs. Brekka, Rice and French will hold office until the 1997 annual meeting of stockholders. There are no family relationships among any of the directors or officers of Orion. Executive Officers serve at the discretion of the Board of Directors.

     Three directors, Messrs. Rice, Brekka and Van Degna, were elected pursuant to agreements with each of British Aerospace, CIBC and Fleet, respectively, which terminated in August 1995 when the Common Stock became publicly traded.

COMMITTEES OF THE BOARD OF DIRECTORS

         Orion's Committee on Audit, Corporate Responsibility and Ethics (the "Audit Committee") is composed of Messrs. Van Degna, (Chairman), Hauser and Kahn, all of whom are non-management Directors. The Company also has a committee on Human Resources and Compensation (the ("Compensation Committee"), which is composed of Messrs. Brekka (Chairman), French and Van Degna, an Executive Committee composed of Messrs. Puente (Chairman), Hauser, Kahn, Saeman and Van Degna, a Finance Committee composed of Messrs. Kahn (Chairman), Hauser, Saeman, Brekka, Rice and Puente and a Nominating Committee composed of Messrs. Saeman (Chairman), French and Puente. The information under the caption "Board
Committees" in the Company's definitive proxy statement to be filed for its Annual Meeting of Stockholders to be held on May 22, 1997 (the "Proxy Statement") is hereby incorporated herein by reference. The Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and furnished to the Company's Stockholders, on or about April 15, 1997.

LIMITS ON LIABILITY; INDEMNIFICATION

     Orion's Certificate of Incorporation provides that Orion's directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to Orion and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. In accordance with the requirements of Delaware law, Orion's directors remain subject to liability for monetary damages (i) for any breach of their duty of loyalty to Orion or its stockholders, (ii) for acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law for approval of an unlawful dividend or an unlawful stock purchase or redemption and (iv) for any transaction from which the director derived an improper personal benefit. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

     Orion's Certificate of Incorporation also provides that, except as expressly prohibited by law, Orion shall indemnify any person who was or is a party (or threatened to be made a party) to any threatened, pending or completed action, suit or proceeding by reason of the fact that such person is or was a director or officer of Orion (or is or was serving at the request of Orion as a director or officer of another enterprise), against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and a manner such person reasonably believed to be in or not opposed to the best interests of Orion, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Such indemnification shall not be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to Orion unless (and only to the extent that) the Delaware Court of Chancery or the court in which such action or suit was brought determines that, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity.

ITEMS  11, 12 AND 13.

     The information called for by Part III (Items 11, 12 and 13) is incorporated herein by reference from the material included under the captions "Nominees for Election," "Executive Officers," "Executive Compensation and Other Information" (but excluding the Human Resources and Compensation Committee Report on Executive Compensation), "Security Ownership of Certain Beneficial Owners", "Security Ownership of Management," and "Compensation Committee Interlocks and Insider Participation in the Proxy Statement. The Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and furnished to the Company's Stockholders, on or about April 15, 1997.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) and (2) List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Orion Network Systems, Inc. are included in Item 8:

          Consolidated Balance Sheets - December 31, 1996 and 1995

          Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements - December 31, 1996


     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


      Exhibit
      Number                                                Description

       1.1            Form of  Underwriting  Agreement.  (Incorporated  by  reference  to  exhibit  number  1.1 in  Registration
                      Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.1            Restated Certificate of Incorporation of Orion Newco Services,  Inc. (Incorporated by reference to exhibit number 3.1 in Registration  Statement on Form 8-B of Orion Newco Services,  Inc. filed with the Commission on January 31, 1997)*

       3.2            Amended and Restated Bylaws of Orion Newco  Services,  Inc.  (Incorporated  by reference to exhibit number
                      3.2 in  Registration  Statement on Form 8-B of Orion Newco  Services,  Inc.  filed with the  Commission on
                      January 31, 1997)*

       3.3            Certificate of Incorporation of Orion Network Systems,  Inc.  (Incorporated by reference to exhibit number
                      3.1 in Registration Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       3.4            Bylaws of Orion Network  Systems,  Inc.  (Incorporated  by reference to exhibit number 3.2 in Registration
                      Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       3.5            Certificate of Incorporation of Orion Satellite Corporation.  (Incorporated by reference to exhibit number
                      3.5 in Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.6            Bylaws of Orion Satellite  Corporation.  (Incorporated  by reference to exhibit number 3.6 in Registration
                      Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.7            Certificate of Limited  Partnership of International  Private Satellite  Partners,  L.P.  (Incorporated by
                      reference to exhibit  number 3.7 in  Registration  Statement  No.  333-19167 on Form S-1 of Orion  Network
                      Systems, Inc.)*

       3.8            Form of Third Amended and Restated  Agreement of Limited  Partnership of International  Private  Satellite
                      Partners,  L.P.  (Incorporated by reference to exhibit number 3.8 in Registration  Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.9            Certificate  of  Incorporation  of OrionNet,  Inc.  (Incorporated  by  reference to exhibit  number 3.9 in
                      Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.10           Bylaws of OrionNet,  Inc.  (Incorporated by reference to exhibit number 3.10 in Registration Statement No.
                      333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.11           Certificate of  Incorporation  of Orion Asia Pacific  Corporation.  (Incorporated  by reference to exhibit number 3.11 in Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.12           Bylaws  of  Orion  Asia  Pacific  Corporation.  (Incorporated  by  reference  to  exhibit  number  3.12 in
                      Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.13           Certificate of Incorporation  OrionNet Finance  Corporation.  (Incorporated by reference to exhibit number
                      3.13 in Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.14           Bylaws  of  Orion  Net  Finance  Corporation.  (Incorporated  by  reference  to  exhibit  number  3.14  in
                      Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.15           Certificate of Incorporation of Asia Pacific Space and Communications,  Ltd. (Incorporated by reference to exhibit number 3.15 in Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.16           Bylaws of Asia Pacific Space and  Communications,  Ltd.  (Incorporated by reference to exhibit number 3.16 in Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.17           Certificate of Incorporation of Orion Atlantic Europe,  Inc.  (Incorporated by reference to exhibit number
                      3.17 in Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       3.18           Bylaws of Orion Atlantic  Europe,  Inc.  (Incorporated by reference to exhibit number 3.18 in Registration
                      Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*






      Exhibit
      Number                                        Description

       4.1            Form of Senior Note  Indenture and Form of Note included  therein.  (Incorporated  by reference to exhibit number 4.1 in Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       4.2            Form of Senior Discount Note Indenture and Form of Note included  therein.  (Incorporated  by reference to exhibit number 4.2 in Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       4.3            Form of Collateral  Pledge and Security  Agreement.  (Incorporated  by reference to exhibit  number 4.3 in
                      Registration Statement No. 333-19167 on Form S-1 of Orion Network Systems, Inc.)*

       4.4            INTENTIONALLY OMITTED

       4.5            Form of Warrant  Agreement,  by and between Orion and Bankers Trust Company,  and Form of Warrant included therein.  (Incorporated by reference to exhibit number 4.5 in Registration Statement No. 333-19167 on Form
                      S-1 of Orion Network Systems, Inc.)*

       4.6            Forms of  Warrant  issued by Orion.  (Incorporated  by  reference  to exhibit  number 4.1 in  Registration
                      Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       4.7            Forms of Warrant  issued by Orion to holders of  Preferred  Stock.  (Incorporated  by reference to exhibit number 4.2 in Registration Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       4.8            Forms of Certificates of Designation of Series A 8% Cumulative  Redeemable  Convertible  Preferred  Stock,
                      Series B 8%  Cumulative  Redeemable  Convertible  Preferred  Stock and Series C 6%  Cumulative  Redeemable
                      Convertible  Preferred  Stock of Orion.  (Incorporated  by reference to exhibit number 4.3 in Registration
                      Statement No.  333-19795 on Form 8-B of Orion Newco  Services,  Inc.  filed with the Commission on January
                      31, 1997.)*

       4.9            Forms of Series A Preferred Stock,  Series B Preferred Stock and Series C Preferred Stock  certificates of
                      Orion.  (Incorporated  by reference to exhibit number 4.4 in Registration  Statement No. 333-19795 on From
                      S-4 of Orion Newco Services, Inc.)*

       4.10           Form of  Common  Stock  Certificate  of  Orion.  (Incorporated  by  reference  to  exhibit  number  4.5 in
                      Registration Statement No. 333-19795 on Form S-4 of Orion Newco Services, Inc.)*

       4.11           Form of Warrant issued to DACOM Corp.  (Incorporated  by reference to exhibit  number 4.6 in  Registration
                      Statement No. 333-19795 on Form S-4 of Orion Newco Services, Inc.)*

       4.12           Debenture  Purchase  Agreement,  dated  January 13, 1997,   with British  Aerospace and Matra Marconi Space
                      (Incorporated  by reference to exhibit number  4.7 in Registration  Statement No.  333-19795 on Form S-4 of
                      Orion Newco Services,  Inc.), as amended  as of January 31, 1997 (Incorporated by reference to exhibit 10.4 in Current Report on Form 8-K dated February 14, 1997 of Orion Network Systems, Inc.)*

       10.1           Second Amended and Restated  Purchase  Agreement,  dated September 26, 1991  ("Satellite  Contract") by and between OrionSat and British Aerospace PLC and the First Amendment,  dated as of September 15, 1992, Second
                      Amendment,  dated as of November 9, 1992, Third Amendment,  dated as of March 12, 1993,  Fourth  Amendment, dated as of April 15, 1993, Fifth Amendment,  dated as of September 22, 1993, Sixth Amendment,  dated as of
                      April 6, 1994,  Seventh  Amendment,  dated as of August 9, 1994, Eighth Amendment,  dated as of December 8,
                      1994,  and Amendment No. 9 dated October 24, 1995,  thereto.  [CONFIDENTIAL  TREATMENT HAS BEEN GRANTED FOR
                      PORTIONS OF THESE DOCUMENTS.] (Incorporated by reference to exhibits number 10.13 and 10.14 in Registration
                      Statement No. 33-80518 on Form S-1 on Orion Network Systems, Inc.)*

       10.2           Restated  Amendment  No. 10 dated December 10, 1996,  between Orion Atlantic and Matra Marconi Space to the
                      Second  Amended and  Restated  Purchase  Agreement,  dated  September 16, 1991 by and between  OrionSat and
                      British  Aerospace  PLC (which  contract  and  prior  exhibits  thereto were  incorporated  by reference as exhibit  number 10.1).  (Incorporated  by  reference to exhibit number 10.2 in  Registration  Statement No.
                      333-19795 on Form S-4 of Orion Newco Services, Inc.)*





      Exhibit
      Number                                              Description

       10.3           Ground Support System Agreement,  dated as of August 2, 1991, by and between Orion Atlantic and Telespazio
                      S.p.A.  [CONFIDENTIAL  TREATMENT  HAS BEEN  GRANTED  FOR  PORTIONS  OF THIS  DOCUMENT.]  (Incorporated  by
                      reference to exhibit  number 10.25 in  Registration  Statement  No.  33-80518 on Form S-1 of Orion Network
                      Systems, Inc.)*

       10.4           Italian  Facility  and  Services  Agreement,  dated as of August 2,  1991,  by and  between  OrionSat  and
                      Telespazio S.p.A. as amended by the amendment thereto, dated March 19, 1994.  [CONFIDENTIAL  TREATMENT HAS
                      BEEN  GRANTED FOR PORTIONS OF THESE  DOCUMENTS].  (Incorporated  by  reference to exhibit  number 10.26 in
                      Registration statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.5           Contract  for a  Satellite  Control  System,  dated  December  7, 1992,  by and  between  Orion  Atlantic,
                      Telespazio S.p.A. and Martin Marietta Corporation.  [CONFIDENTIAL  TREATMENT HAS BEEN GRANTED FOR PORTIONS
                      OF THIS  DOCUMENT.]  (Incorporated  by reference to exhibit  number 10.31 in  Registration  Statement  No.
                      33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.6           Credit  Agreement,  dated as of November 23, 1993,  by and between  Orion  Atlantic,  OrionSat and General
                      Electric  Capital  Corporation  ("GECC").  [CONFIDENTIAL  TREATMENT  HAS BEEN GRANTED FOR PORTIONS OF THIS
                      DOCUMENT.]  (Incorporated  by reference to exhibit number 10.32 in Registration  Statement No. 33-80518 on
                      Form S-1 of Orion Network Systems, Inc.)*

       10.7           Security  Agreement,  dated as of November 23, 1993,  by and between  Orion  Atlantic,  OrionSat and GECC.
                      (Incorporated  by reference to exhibit number 10.33 in Registration  Statement No. 33-80518 on Form S-1 of
                      Orion Network Systems, Inc.)*

       10.8           Assignment and Security Agreement, dated as of November 23, 1993, by and between Orion Atlantic,  OrionSat and GECC.  (Incorporated  by reference to exhibit number 10.34 in  Registration  Statement No. 33-80518 on
                      Form S-1 of Orion Network Systems, Inc.)*

       10.9           Consent and  Agreement,  dated as of November 23, 1993,  by and between  Orion  Atlantic,  Martin  Marietta
                      Corporation  and GECC.  (Incorporated  by reference to exhibit number 10.35 in  Registration  Statement No.
                      33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.10          Deed of Trust,  dated as of November 23,  1993,  by and between  Orion  Atlantic,  W. Allen Ames,  Jr. And
                      Michael  J.  Schwel,  as  Trustees,  and GECC.  (Incorporated  by  reference  to exhibit  number  10.37 in
                      Registration Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.11          Lease  Agreement,  dated as of November 23, 1993,  by and between  OrionNet,  Inc. and Orion  Atlantic,  as amended by an Amendment,  dated January 3, 1995.  [CONFIDENTIAL  TREATMENT HAS BEEN GRANTED FOR PORTIONS OF
                      THESE DOCUMENTS.] (Incorporated by reference to exhibit number 10.38 in Registration Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.12          Note for  Interim  Loans,  dated as of  November  23,  1993,  by and  between  Orion  Atlantic  and  GECC.
                      (Incorporated  by reference to exhibit number 10.42 in Registration  Statement No. 33-80518 on Form S-1 of
                      Orion Network Systems, Inc.)*

       10.13          Sales  Representation  Agreement and Ground Operations Service Agreement,  each dated as of May 1, 1994 and
                      June 03, 1994, by and between each of OrionNet, Inc. and Kingston Communications,  respectively,  and Orion
                      Atlantic,  as  amended  by side  agreements,  dated May 1,  1994,  July 12,  1994,  and  February  1, 1995.
                      [CONFIDENTIAL  TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THESE  DOCUMENTS.]  (Incorporated by reference to exhibit number 10.43 in Registration Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.14          Lease Agreement,  dated as of October 2, 1992, by and between OrionNet  and Research Grove  Associates,  as amended by Amendment  No. 1 dated March 26, 1993.  Amendment  No. 2 dated  August 23, 1993,  and  Amendment
                      No. 3 dated  December  20, 1993.  (Incorporated  by  reference  to exhibit  number  10.39  in  Registration
                      Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*





      Exhibit
      Number                                       Description

       10.15          Sales Representation  Agreement and Ground Operations Service Agreement,  dated as of June 30, 1995, by and between MCN Sat Service, S.A. and Orion Atlantic  [CONFIDENTIAL  TREATMENT HAS BEEN GRANTED FOR PORTIONS OF
                      THIS DOCUMENT.]  (Incorporated by reference to exhibit number 10.69 in Orion's  Registration  Statement No.
                      33-80518 on Form S-1).*

       10.16          Volume  Purchase  Agreement,  dated  January 18,  1995,  by and  between  the  Company  and  Dornier  GmbH.
                      [CONFIDENTIAL  TREATMENT  HAS BEEN GRANTED FOR PORTIONS OF THIS  DOCUMENT.]  (Incorporated  by reference to exhibit number 10.66 in Registration Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.17          Product Development,  License and Marketing Agreement,  dated January 18, 1995, by and between the Company and Dornier GmbH.  [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.]  (Incorporated
                      by reference to exhibit number 10.65 in Orion's Registration Statement No. 33-80518 on Form S-1.)*

       10.18          Sales Representation Agreement,  dated as of June 8, 1995, by and between Nortel Dasa Network Systems GmbH
                      & Co. KG and Orion  Atlantic.  [CONFIDENTIAL  TREATMENT  HAS BEEN GRANTED FOR PORTIONS OF THIS  DOCUMENT.]
                      (Incorporated  by reference to exhibit number 10.70 in Registration  Statement No. 33-80518 on Form S-1 of
                      Orion Network Systems, Inc.)*

       10.19          Orion 2 Spacecraft  Purchase  Contract,  dated January 29, 1997 between  Orion  Atlantic and Matra Marconi
                      Space.  [CONFIDENTIAL  TREATMENT  HAS BEEN  REQUESTED  FOR  PORTIONS OF THIS  DOCUMENT.  THE  CONFIDENTIAL
                      PORTIONS HAVE BEEN REDACTED AND FILED SEPARATELY WITH THE COMMISSION.]

       10.20          Orion's  Amended and  Restated  1987 Stock Option Plan as amended.  (Incorporated  by reference to exhibit number 10.23 in Registration Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.21          Purchase Contract, dated December 4, 1991, by and between OrionNet, Inc., Shenandoah Valley Leasing Company and MCI  Telecommunications  Corporation.  {CONFIDENTIAL  TREATMENT  HAS BEEN  GRANTED  FOR PORTION OF THIS
                      DOCUMENT.]  (Incorporated  by reference to exhibit number 10.30 in  Registration  Statement No. 33-80518 on
                      Form S-1 of Orion  Network  Systems,  Inc.)*  10.22  Amended and  Restated  Partnership  Agreement of Orion
                      Financial  Partnership,  dated as of April 15, 1994,  by and between  OrionNet  and  Computer  Leasing Inc.
                      ("CLI").  (Incorporated by reference to exhibit number 10.44 in Registration Statement No. 33-80518 on Form
                      S-1 of Orion Network Systems, Inc.)*

       10.23          Continuing  Guaranty,  dated as of April 15,  1994,  of the Company of  obligations  of  OrionNet  Finance
                      Corporation.  (Incorporated by reference to exhibit number 10.45 in Registration Statement No. 33-80518 on
                      Form S-1 of Orion Network Systems, Inc.)*

       10.24          Release of  Continuing  Guaranty,  dated as of December  29,  1994,  by the Orion  Financial  Partnership.
                      (Incorporated  by reference to exhibit number 10.46 in Registration  Statement No. 33-80518 on Form S-1 of
                      Orion Network Systems, Inc.)*

       10.25          Confirmation  of Continuing  Guaranty,  dated as of December 29, 1994, of the Company of the obligation of
                      OFC.  (Incorporated  by reference to exhibit number 10.47 in  Registration  Statement No. 33-80518 on Form
                      S-1 of Orion Network Systems, Inc.)*

       10.26          Continuing  Guarantee,  dated as of December 29, 1994, by Lessor Capital  Funding  Limited  Partnership in
                      favor of Orion Financial  Partnership,  (Incorporated by reference to exhibit number 10.48 in Registration
                      Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.27          Master  Lease  Agreement,  dated as of April  15,  1994,  by and  between  OrionNet  and  Orion  Financial
                      Partnership.  (Incorporated by reference to exhibit number 10.49 in Registration Statement No. 33-80518 on
                      Form S-1 of Orion Network Systems, Inc.)*





      Exhibit
      Number                                    Description

       10.28          Collateral  Assignment  and Pledge and Security  Agreement,  dated April 22, 1994,  by and between CLI and
                      Orion Financial Partnership.  (Incorporated by reference to exhibit number 10.50 in Registration Statement
                      No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.29          Purchase Agreement,  dated as of April 22, 1994, by and between OrionNet and Orion Financial  Partnership.
                      (Incorporated  by reference to exhibit number 10.51 in Registration  Statement No. 33-80518 on Form S-1 of
                      Orion Network Systems, Inc.)*

       10.30          Stock Purchase Agreement,  dated as of April 29, 1994, by and between the Company and SS/L.  (Incorporated by reference to exhibit number 10.53 in  Registration  Statement No. 33-80518 on Form S-1 of Orion Network
                      Systems, Inc.)*

       10.31          Registration  Rights  Agreement,  dated as of April  29,  1994,  by and  between  the  Company  and  SS/L.
                      (Incorporated  by reference to exhibit number 10.54 in Registration  Statement No. 33-80518 on Form S-1 of
                      Orion Network Systems, Inc.)*

       10.32          Purchase  Agreement,  dated as of June 17, 1994,  by and between the Company,  CIBC,  Fleet and  Chisholm.
                      (Incorporated  by reference to exhibit number 10.55 in Registration  Statement No. 33-80518 on Form S-1 of
                      Orion Network Systems, Inc.)*

       10.33          Stockholders  Agreement,  dated as of June 17, 1994, by and between the Company,  CIBC, Fleet, Chisholm and certain  principal  stockholders  of the Company.  (Incorporated  by  reference to exhibit  number 10.56 in
                      Registration Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.34          Registration  Rights  Agreement,  dated as of June 17, 1994,  by and between the Company  CIBC,  Fleet and
                      Chisholm.  (Incorporated  by reference to exhibit number 10.57 in  Registration  Statement No. 33-80518 on
                      Form S-1 of Orion Network Systems, Inc.)*

       10.35          Purchase Agreement,  dated as of June 19, 1995, by and among the Company,  CIBC, Fleet and an affiliate of
                      Fleet.  (Incorporated by reference to exhibit number 10.58 in Registration  Statement No. 33-80518 on Form
                      S-1 of Orion Network Systems, Inc.)*

       10.36          Definitive  Agreement,  dated April 26,  1990,  by and  between  Orion Asia  Pacific  and  Republic of the
                      Marshall Islands and Stock Option Agreement related thereto.  [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR
                      PORTIONS  OF THESE  DOCUMENTS.]  (Incorporated  by  reference  to  exhibit  number  10.60 in  Registration
                      Statement No. 33-80518 on Form S-1 of Orion Network Systems, Inc.)*

       10.37          Amended and Restated  Option  Agreement,  dated January 29, 1997, by and between Orion  Atlantic and Matra
                      Marconi Space and First  Amendment,  dated February 13, 1997,  thereto.  [CONFIDENTIAL  TREATMENT HAS BEEN
                      REQUESTED  FOR  PORTIONS OF THESE  DOCUMENTS.  THE  CONFIDENTIAL  PORTIONS  HAVE BEEN  REDACTED  AND FILED
                      SEPARATELY WITH THE COMMISSION.]

       10.38          INTENTIONALLY OMITTED

       10.39          TT&C Earth Station  Agreement,  dated as of November 11, 1996, by and between Orion Asia Pacific and DACOM
                      Corp.  [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit  number 10.39 in  Registration  Statement  No.  333-19795 on Form S-4 of Orion Newco  Services,
                      Inc.)*

       10.40          Joint  Investment  Agreement,  dated as of November 11, 1996,  by and between Orion Asia Pacific and DACOM
                      Corp.  [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit  number 10.40 in  Registration  Statement  No.  333-19795 on Form S-4 of Orion Newco  Services,
                      Inc.)*

       10.41          Orion Network  Systems,  Inc.  Employee Stock Purchase Plan.  (Incorporated by reference to exhibit number
                      4.4 in Registration Statement No. 333-19021 on Form S-8 of Orion Network Systems, Inc.)*

       10.42          Orion Network  Systems,  Inc. 401(k) Profit Sharing Plan  (Incorporated by reference to exhibit number 4.5 in Registration Statement No. 333-19021 on Form S-8 of Orion Network Systems, Inc.)*






      Exhibit
      Number                                        Description

       10.43          Orion  Network  Systems,  Inc.  Non-Employee  Director  Stock Option Plan.  (Incorporated  by reference to exhibit number 10.43 in Registration Statement No. 333-19795 on Form S-4 of Orion Newco Services, Inc.)*

       10.44          Exchange Agreement dated June 1996 among Orion Network Systems,  Orion Atlantic,  OrionSat and the Limited
                      Partners  (Incorporated  by reference to exhibit 10 in Current Report on Form 8-K dated December 20, 1996, of Orion Network Systems, Inc..)*

       10.45          First  Amendment to Exchange  Agreement dated December 1996 among Orion Network  Systems,  Orion Atlantic,
                      OrionSat and the Limited  Partners.  (Incorporated  by reference to exhibit  number 10.45 in  Registration
                      Statement No. 333-19795 on Form S-4 of Orion Newco Services, Inc.)*

       10.46          Redemption  Agreement  dated  November 21, 1995, by and between STET and Orion  Atlantic,  the  promissory notes delivered  thereunder and Instrument of Redemption  relating thereto.  (Incorporated by reference to exhibit number 10.1 in Current Report on Form 8-K dated November 21, 1995 of Orion Network Systems, Inc.)*

       10.47          IPSP-Telecom  Italia  Agreement dated November 21, 1995, by and between Telecom Italia and Orion Atlantic.
                      [CONFIDENTIAL  TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS  DOCUMENT.]  (Incorporated  by reference to exhibit number 10.2 in Current Report on Form 8-K dated November 21, 1995 of Orion Network Systems, Inc.)*

       10.48          Indemnity Agreement dated November 21, 1995, by and among Telecom Italia, Orion Atlantic,  Orion and STET.
                      (Incorporated  by reference to exhibit  number 10.3 in Current  Report on Form 8-K dated November 21, 1995 of Orion Network Systems, Inc.)*

       10.49          Subscription  Agreement  dated  November  21,  1995,  by and  between  Orion and Orion  Atlantic,  and the
                      Promissory note delivered thereunder.  (Incorporated by reference to exhibit number 10.5 in Current Report on Form 8-K dated November 21, 1995 of Orion Network Systems, Inc.)*

       10.50          First  Amendment to the Italian  Facility and Services  Agreement  dated November 21, 1995, by and between
                      Orion Atlantic and Nuova  Telespazio.  (Incorporated by reference to exhibit number 10.7 in Current Report on Form 8-K dated November 21, 1995 of Orion Network Systems, Inc.)*

       10.51          Registration  Rights Agreement,  dated January 13, 1997, by and among Orion Newco Services,  Inc., British
                      Aerospace  Holdings,  Inc. and Matra Marconi Space.  (Incorporated by reference to exhibit number 10.51 in
                      Registration Statement No. 333-19795 on form S-4 of Orion Newco Services. Inc.)*

       10.52          Orion  3  Spacecraft  Purchase  Contract,   dated  January  15,  1997,  by  and  among  Hughes  Space  and
                      Communications   International,   Inc.,  Orion  Asia  Pacific   Corporation  and  Orion  Network  Systems.
                      [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.]*

       12.1           Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

       21.1           List of  subsidiaries  of Orion.  (Incorporated  by  references  to exhibit  number  21.1 in  Registration
                      Statement on Form 8-B of Orion Newco Services, Inc. filed with the Commission on January 31, 1997.)*

       23.1           Consent of Ernst & Young LLP


            *  Exhibits incorporated by reference.


         (b)    Reports on Form 8-K filed in the fourth quarter of 1996:

                Current Report on Form 8-K dated December 20, 1996 reporting execution of the Exchange Agreement.. The Company also filed a Current Report on Form 8-K on February 14, 1997 reporting consummation of the Exchange.

         (c)    Exhibits

                None.

         (d)    Financial Statement Schedule

                None.

                                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                            Orion Network Systems, Inc.
                                                                                ---------------------------------------------------
                                                                                                   (Registrant)


Date:  March___, 1997                                                                            /s/ W. Neil Bauer
                                                                                ---------------------------------------------------
                                                                                             W. Neil Bauer, President
                                                                                        Chief Executive Office and Director
                                                                                           (Principal Executive Office)


Date:  March ___, 1997                                                                          /s/ David, J. Frear
                                                                                ---------------------------------------------------
                                                                                          David J. Frear, Vice President
                                                                                       Chief Financial Officer and Treasurer
                                                                                    (Principal Financial Officer and Principal
                                                                                                Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               /s/ Gustave M. Hauser                                                            /s/ John V. Saeman
-----------------------------------------------------                           ----------------------------------------------------
                 Gustave M. Hauser                                                                John V. Saeman
                 Chairman, Director                                                                  Director


                 /s/ John G. Puente                                                            /s/ Richard J. Brekka
-----------------------------------------------------                           ----------------------------------------------------
                   John G. Puente                                                                Richard J. Brekka
                      Director                                                                       Director


             /s/ Warren B. French, Jr.                                                          /s/ Sidney S. Kahn
-----------------------------------------------------                           ----------------------------------------------------
               Warren B. French, Jr.                                                              Sidney S. Kahn
                     Director                                                                       Director


                /s/ W. Anthony Rice                                                           /s/ Robert M. Van Degna
-----------------------------------------------------                           ----------------------------------------------------
                  W. Anthony Rice                                                               Robert M. Van Degna
                     Director                                                                       Director


                                                                                                /s/ Barry Horowitz
                                                                                ----------------------------------------------------
                                                                                                  Barry Horowitz
                                                                                                     Director






                                    GLOSSARY

ORION, THE EXCHANGING PARTNERS AND CERTAIN CREDITORS:
Banks............................   A syndicate of international banks that are parties to the Orion 1 Credit Facility.

British Aerospace................   British Aerospace Public Limited Company,  one of the world's leading  aerospace  organizations, and its affiliates,  including its subsidiary British Aerospace Communications,  Inc., a Limited
                                    Partner.  Kingston  Satellite  Services,  a joint venture between  Kingston  Communications  and
                                    British  Aerospace,  serves as sales  representative and ground operator for Orion in the United
                                    Kingdom.

COM DEV..........................   COM DEV  Satellite  Communications  Limited,  a Limited  Partner  and a  subsidiary  of COM DEV,
                                    Limited. COM DEV, Limited is also a supplier of value-added satellite  communications  services, products for wireless personal communications and satellite remote sensing data.

GECC.............................   General Electric Capital Corporation, the lender for the TT&C Financing.

Kingston Communications..........   Kingston  Communications  International  Limited, a Limited Partner and a subsidiary of Kingston
                                    Communications (Hull) plc, the only  municipally-owned  telephone company in the United Kingdom.
                                    Kingston  Satellite  Services,  a joint  venture  between  Kingston  Communications  and British
                                    Aerospace, serves as sales representative and ground operator for Orion in the United Kingdom.

Limited Partners.................   The limited partners in Orion Atlantic,  including British Aerospace  Communications,  Inc., COM
                                    DEV,  Kingston  Communications,  Lockheed  Martin  CLS,  MCN Sat  US,  Inc.  and  Trans-Atlantic
                                    Satellite, Inc.

Lockheed Martin..................   Lockheed Martin Corporation,  a major manufacturer of aerospace and military equipment,  and the ultimate parent company of Lockheed  Martin CLS, a Limited Partner and the launch  subcontractor under the Orion 1  Satellite  Contract.  Lockheed  Martin  CLS  acquired  the  assets of General
                                    Dynamics  Commercial  Launch  Services  through  a  transfer  of  assets  from  Martin  Marietta
                                    Corporation,  which in turn  acquired  these and other  assets  (including  the Atlas  family of launch vehicles) from General Dynamics Corporation in 1994.


Lockheed Martin CLS..............   Lockheed Martin Commercial  Launch Services,  Inc., a Limited Partner and a subsidiary of Martin
                                    Marietta Technologies,  Inc., a Lockheed Martin company. Lockheed Martin CLS acquired the assets of General  Dynamics  Commercial  Launch  Services  through a  transfer  of assets  from  Martin
                                    Marietta Corporation,  which in turn acquired these and other assets (including the Atlas family of launch  vehicles)  from  General  Dynamics  Corporation  in 1994.  Lockheed  Martin  CLS is a
                                    commercial  launch  services  provider  and  provided  launch  services  to Orion as the  launch subcontractor  under  the Orion 1  Satellite  Contract.  Lockheed  Martin  CLS  became a Limited
                                    Partner by  acquiring  the  limited  partnership  interest of General  Dynamics  CLS in the 1994 transaction described above.

Matra Hachette...................   Matra Hachette,  an aerospace,  defense,  industrial and media company and part of the Lagardere
                                    Groupe of France, and the parent company of MCN Sat US, Inc., a Limited Partner.  Matra Hachette
                                    is one of the parent  companies of Matra Marconi Space which is the parent  company of MMS Space
                                    Systems,  the prime  contractor  for Orion 1, and the  manufacturer  under the Orion 2 Satellite
                                    Contract.

Nissho Iwai Corp.................   Nissho  Iwai   Corporation,   is  a  trading  company  in  Japan,  and  the  parent  company  of
                                    Trans-Atlantic Satellite, Inc., a Limited Partner.

Orion............................   (1) the combined  operations of Orion Network  Systems,  Inc., a Delaware  corporation,  and its subsidiaries  (collectively,  the  "Operating  Company"),  prior to the date of the  merger of a newly  formed  subsidiary  ("Merger  Sub") of Orion  Newco  Services,  Inc.,  a recently  formed
                                    Delaware corporation ("Orion Newco"), into the Operating Company (the
                                    "Merger")  and (2)  Orion and its  subsidiaries,  including  the  Operating  Company,  after the
                                    Merger.

Orion 1 Credit Facility..........   A facility  of up to $251  million of senior  debt  provided  to finance  Orion 1, which will be repaid with proceeds of the Offering.

Orion Asia Pacific...............   Asia Pacific Space and Communications,  Ltd., a Delaware corporation.  Orion acquired 83% of the stock of such company in December  1992 and has acquired the  remaining  17%,  which was held by
                                    British  Aerospace,  in exchange  for  approximately  86,000  shares of Common  Stock in the OAP
                                    Acquisition.

Orion Atlantic...................   International  Private  Satellite  Partners,  L.P.,  a  Delaware  limited  partnership  of which
                                    OrionSat is the general partner, which owns Orion 1.




                              GLOSSARY (continued)

OrionNet.........................   OrionNet, Inc., a Delaware corporation and wholly owned subsidiary of Orion.

OrionSat.........................   Orion Satellite Corporation, a Delaware corporation and wholly owned subsidiary of Orion.

Partners.........................   The partners in Orion Atlantic,  consisting of OrionSat, as the general partner, and the Limited
                                    Partners (including Orion).

Partnership Agreement............   The limited  partnership  agreement of Orion  Atlantic,  which includes the terms and conditions governing the partnership arrangements among the Partners.

STET.............................   STET-Societa Finanziaria  Telefonica-per Azioni is a former Limited Partner and the parent company of Telecom Italia, the Italian PTT.

STET Redemption..................   The redemption on November 21, 1995 by Orion Atlantic of the limited  partnership  interest held by STET and  modification of STET's  previously  existing  contractual  arrangements  with Orion
                                    Atlantic.

TT&C Financing...................   A facility of up to $11 million  provided by GECC for Orion's TT&C  facility  that was converted to a seven-year  term loan on June 1, 1995 and which had an outstanding  balance of $7.2 million as of September 30, 1996.

SATELLITE CONSTRUCTION AND SATELLITE COMMUNICATIONS:

bandwidth.......................    The relative  range of  frequencies  that can be passed  through a  transmission  medium without distortion. The greater the bandwidth, the greater the information carrying capacity.  Bandwidth is measured in Hertz.

C-band...........................   Certain high frequency radio  frequency bands between 3,400 to 6,725 MHz used by  communications satellites.

constructive total loss..........   If a satellite is completely  destroyed or incapable of operation  (except for certain  failures due to circumstances  beyond the control of the manufacturer)  during a specified number of days after launch.

footprint .......................   Signal coverage area for a satellite.

Hertz............................   The unit for measuring the frequency with which an electromagnetic signal cycles through the zero-value state between the lowest and highest states. One Hertz (abbreviated as Hz) equals one cycle per second; kHz (kiloHertz) stands for thousands of Hertz; MHz (megaHertz) stands for millions of Hertz.

Hughes Space.....................   Hughes  Space  and  Communications  International,  Inc.,  the  manufacturer  under  the Orion 3
                                    Satellite  Contract.  Hughes  Space is a  subsidiary  of  Hughes  Aircraft  Company,  which is a subsidiary of General Motors Corporation.

Ku-band..........................   Certain high frequency  radio frequency bands between 10,700 to 14,500 MHz permitting the use of smaller antennae than the older C-band technology.

Matra Marconi Space..............   Matra  Marconi  Space UK Limited,  the parent  company of MMS Space  Systems and a subsidiary of
                                    Matra  Marconi  Space NV,  and the  manufacturer  under the Orion 2  Satellite  Contract.  Matra
                                    Marconi  Space NV is owned by Matra  Hachette (51  percent) and General  Electric Co. of Britain
                                    (49 percent).

Orion 1..........................   The high-power Ku-band communications satellite operated over the Atlantic Ocean by Orion.

Orion 1 Satellite Contract.......   The fixed price turnkey  contract  originally  entered into between British  Aerospace and Orion
                                    Atlantic  for the  design,  construction,  launch  and  delivery  in orbit  of Orion 1.  British
                                    Aerospace  assigned its rights under the contract to MMS Space Systems,  which was  subsequently purchased by Matra  Marconi Space NV and renamed MMS Space Systems  Limited.  British  Aerospace remains liable to Orion for the  performance of the contract but  performance  has been assigned to MMS Space Systems and the Company  understands that MMS Space Systems and Matra Marconi Space
                                    NV have fully indemnified British Aerospace against liabilities thereunder.

Orion 2 .........................   The  high-power  Ku-band  communications  satellite to be operated  over the  Atlantic  Ocean by
                                    Orion.

Orion 2 Satellite Contract.......   The spacecraft  purchase  agreement  between Orion and Matra Marconi Space for  construction and launch of Orion 2.

                              GLOSSARY (continued)

Orion 3..........................   The  high-power  Ku-band  communications  satellite  to be operated by Orion in the Asia Pacific region.

Orion 3 Satellite Contract.......   The  spacecraft  purchase  agreement  between Orion Asia Pacific,  a wholly owned  subsidiary of
                                    Orion, and Hughes Space for construction and launch of Orion 3.
Space Systems or MMS Space
  Systems........................   MMS Space Systems  Limited,  a former  subsidiary of British  Aerospace  which was sold to Matra
                                    Marconi Space NV, in 1994.  MMS Space Systems served as the prime  contractor  under the Orion 1
                                    Satellite Contract.

Transponder......................   The part of a satellite which is used for the reception of  communication  signals from, and the frequency conversion, amplification and transmission of communication signals to, earth.

TT&C Station.....................   A satellite control system, which includes a satellite control center and a tracking,  telemetry and command station complex at Mt. Jackson, Virginia.

VSAT.............................   Very small  aperture  terminal  earth stations that can be installed on rooftops or elsewhere at customer  locations,  with antennas as small as 0.8 meters but ranging in sizes up to 2.4 meters in diameter.

REGULATION AND COMPETITION:

Communications Act...............   The U.S. Communications Act of 1934, as amended.

EUTELSAT.........................   European regional satellite facilities consortium owned by approximately 40 European countries.

FCC.............................    The United States Federal Communications Commission.

INTELSAT.........................   International  Telecommunications Satellite Organization,  an international satellite facilities consortium  owned  by  approximately  140  government  and  privately  owned  telecommunications companies.

ITU  ............................   International   Telecommunication  Union,  an  international  body  formed  by  treaty  that  is responsible for coordinating and registering orbital slots to satellites.

Orion 1 License..................   The license granted to Orion by the FCC to construct,  launch and operate Orion 1, at designated orbital location 37.5(Degree) West longitude over the Atlantic Ocean.

PanAmSat.........................   PanAmSat Corporation,  a publicly traded U.S. company providing trans-Atlantic satellite service and services to Latin America,  the Pacific Ocean region,  and the Indian Ocean region,  using a satellite system separate from INTELSAT.

PTT  ............................   Postal,  telephone  and telegraph  organization,  ordinarily a  government-owned  communications monopoly.

                                       69