Form 10-Q
period 1997-03-31
ORION NETWORK SYSTEMS INC/NEW/
filed 1997-05-15
CIK 1029850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
Commission file number 000-22085

                          ORION NETWORK SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       52-2008654
------------------------------                         -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

2440 Research Boulevard, Suite 400, Rockville, Maryland            20850
-------------------------------------------------------         ----------
     (Address of  principal executive offices)                  (Zip Code)


                                 (301) 258-8101
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                                 Outstanding at April 30, 1997
-----------------------------                    -----------------------------
 Common Stock, $.01 par value                          11,160,099 shares

                                      INDEX

                  ORION NETWORK SYSTEMS, INC. AND SUBSIDIARIES


                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets---March 31, 1997 and
         December 31, 1996                                                     3

         Condensed  Consolidated  Statements of  Operations---three
         months   ended     March  31, 1997  and 1996                          5

         Condensed   Consolidated    Statements   of   Changes   in
         Stockholders' Equity                                                  6

         Condensed  Consolidated  Statements of Cash  Flows---three
         months ended March 31, 1997 and 1996                                  7

         Notes to Condensed Consolidated Financial Statements                  9

Item 2.  Management's   Discussion   and   Analysis  of   Financial
         Condition  an   Results  of  Operations                              14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities                                                22

Item 3.  Defaults upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    23

Item 6.  Exhibits and Reports on Form 8-K                                     23



Signatures                                                                    24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ORION NETWORK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        March 31,               December 31,
                                                           1997                    1996
                                                  -----------------------   ------------------
ASSETS                                                  (Unaudited)
 Current assets:
     Cash and cash equivalents                    $          116,899,430    $      42,187,807

     Restricted cash                                          45,890,625                   --
     Accounts receivable                                       9,743,794            6,473,316
     Prepaid expenses and other current assets                 5,110,500            3,583,403
                                                  -----------------------   ------------------
         Total current assets                                177,644,349           52,244,526

 Restricted and segregated cash                              328,490,939                   --
 Property and equipment at cost:
     Land                                                         73,911               73,911
     Telecommunications equipment                             34,583,184           25,342,528
     Furniture and computer equipment                          6,593,620            4,849,711
     Satellite and related equipment                         321,911,489          321,247,346
                                                  -----------------------   ------------------
                                                             363,162,204          351,513,496
              Less: accumulated depreciation                 (43,823,595)         (68,224,957)
     Satellite construction in progress                       47,655,627            4,560,844
                                                  -----------------------   ------------------
     Net property and equipment                              366,994,236          287,849,383
 Deferred financing costs, net                                23,713,008           12,918,233
 Goodwill and other assets, net                               29,555,587            5,252,302
 TOTAL ASSETS                                     $          926,398,119    $     358,264,444
                                                  =======================   ==================


            See Notes to Condensed Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                          March 31,            December 31,
                                                                            1997                   1996
                                                                       -----------------   --------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT                                   (Unaudited)
 Current liabilities:
         Accounts payable                                               $     7,009,566      $       6,411,028
         Accrued liabilities                                                  9,401,612              7,653,208
         Other current liabilities                                            6,173,220              5,406,072
         Interest payable                                                     8,590,997              8,583,882
         Current portion of long-term debt                                    3,462,122             34,975,060
                                                                        ---------------      -------------------
             Total current liabilities                                       34,637,517             63,029,250
Long term debt                                                              783,337,740            218,236,839
Other liabilities                                                            11,545,444             46,402,299

Limited Partners' interest in Orion Atlantic                                         --             10,130,058

Redeemable preferred stock

     Series A 8% Cumulative Redeemable Convertible Preferred
         Stock, $.01 par value, 15,000 shares authorized; 13,861 and
         13,871 shares issued and outstanding, plus accrued dividends        16,363,068             16,097,880
     Series B 8% Cumulative Redeemable Convertible Preferred
         Stock, $.01 par value, 5,000 shares authorized; 4,298
         shares issued and outstanding, plus accrued dividends                4,890,446              4,804,486
     Series C 6% Cumulative Redeemable Convertible Preferred
         Stock, $.01 par value, 150,000 shares authorized; 123,172 and
           0 shares issued and outstanding, plus accrued dividends           92,399,219                     --

Stockholders' deficit:

     Common stock, $.01 par value, 40,000,000 shares authorized;
         11,419,614 and 11,244,665 issued, 11,160,099 and 10,985,150
         outstanding and 259,515 held as treasury shares (at no cost)           114,196                112,447
     Capital in excess of par value                                          98,235,746             86,932,391
     Accumulated deficit                                                   (115,125,257)           (87,481,206)
                                                                           ---------------  -------------------
        Total stockholders' deficit                                         (16,775,315)              (436,368)
                                                                           ---------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $   926,398,119     $      358,264,444
                                                                        ===============     ==================


            See Notes to Condensed Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three months ended
                                                                            March 31,
                                                             --------------------------------
                                                                     1997                1996
                                                             ------------        ------------
                                                              (Unaudited)         (Unaudited)

REVENUE                                                      $ 20,233,069        $  7,646,407

OPERATING EXPENSES:
    Direct expenses                                             5,392,020           1,083,631
    Sales and marketing                                         4,126,377           2,182,843
    Engineering and technical services                          2,657,570           2,104,910
    General and administrative                                  4,807,904           3,509,744
    Depreciation and amortization                              11,566,579           8,920,612
                                                             ------------        ------------
        Total operating expenses                               28,550,450          17,801,740
                                                             ------------        ------------

LOSS FROM OPERATIONS                                           (8,317,381)        (10,155,333)

OTHER EXPENSE (INCOME):
    Interest income                                            (3,413,080)           (688,722)
    Interest expense                                           17,570,631           7,498,779
    Other expense                                                 414,017              19,808
                                                             ------------        ------------
        Total other expense (income)                           14,571,568           6,829,865
                                                             ------------        ------------
Loss before extraordinary loss on
extinguishment of debt, minority interest and
preacquisition loss of acquired subsidiary                    (22,888,949)        (16,985,198)

Extraordinary loss on extinguishment of debt                  (15,763,220)               --

Limited Partners' and minority interest in
    the net loss of Orion Atlantic and
    other consolidated entities                                12,042,239           9,733,861

Preacquisition loss of acquired subsidiary                        626,246                --
                                                             ------------        ------------
NET LOSS                                                      (25,983,684)         (7,251,337)

Preferred stock dividend and accretion, net of
forfeitures                                                     1,660,367             379,482
                                                             ------------        ------------
Net loss attributable to
    common stockholders                                      $(27,644,051)       $ (7,630,819)
                                                             ============        ============
Net loss per common share                                    $      (2.48)       $      (0.70)
                                                             ============        ============
Weighted average common
    shares outstanding                                         11,159,557          10,913,132
                                                             ============        ============

        See Notes to Condensed Consolidated Financial Statements

                           ORION NETWORK SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Common Stock
                                                  ----------------------------
                                                                                     Capital in                   Total
                                                    Number of                        Excess of     Accumulated    Stockholders'
                                                    Shares           Amount          Par Value         Deficit    Equity (Deficit)
                                                  ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1995                        11,115,965         111,160      85,485,613     (58,916,131)     26,680,642
         Conversion of preferred stock to
            common stock                                91,071             911         804,034            --           804,945
         Issuance of stock warrants                       --              --           300,000            --           300,000
         Exercise of stock options and
            warrants                                    37,629             376         342,744            --           343,120
         Preferred stock dividend, net of
            forfeitures                                   --              --              --        (1,369,665)     (1,369,665)
         Net loss for 1996                                --              --              --       (27,195,410)    (27,195,410)
                                                  ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1996                        11,244,665         112,447      86,932,391     (87,481,206)       (436,368)

         Conversion of preferred stock to
            common stock                                 1,176              12           9,988            --            10,000
         Issuance of common stock for purchase
            of APSC                                     85,715             857       1,199,143            --         1,200,000
         Issuance of warrants relating to Senior
            Notes and Senior Discount Notes, Net            --              --       9,082,262            --         9,082,262
         Exercise of stock options and
            warrants                                    88,058             880       1,011,962            --         1,012,842
         Preferred stock dividend and
            accretion, net of forfeitures                 --              --              --        (1,660,367)     (1,660,367)
         Net loss for the three months ended
            March 31, 1997                                --              --              --       (25,983,684)    (25,983,684)
                                                  ------------    ------------    ------------    ------------    ------------
Balance at March 31, 1997                           11,419,614    $    114,196    $ 98,235,746   $(115,125,257)   $(16,775,315)
                                                  ============    ============    ============    ============    ============

                See Notes to Consolidated Financial Statements.

                          ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three months ended
                                                                                                March 31,
                                                                                     ---------------------------
                                                                                        1997            1996
                                                                                     ------------    ------------
                                                                                      (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                             $(25,983,684)    $(7,251,337)
Adjustments to reconcile net loss to net cash used in operating activities:
      Extraordinary loss on extingishment of debt                                      15,763,220            --
      Amortization and depreciation                                                    10,680,765       8,920,612
      Amortization of deferred financing costs                                            577,549         532,647
      Provision for bad debts                                                             200,000          24,900
      Satellite incentives and accrued interest                                           646,274         562,299
      Capitalized interest                                                             (1,050,335)           --
      Accretion interest on Senior Discount Notes                                       5,529,104            --
      Accrue interest on Debentures                                                       875,000            --
      Limited Partners' and minority interest in Orion
      Atlantic and other consolidated entities                                        (12,042,239)     (9,733,860)
Changes in operating assets and liabilities:
      Accounts receivable                                                                 (63,711)        642,507
      Prepaid expenses and other current assets                                          (541,079)        414,669
      Other assets                                                                     (3,016,738)         35,004
      Accounts payable and accrued liabilities                                         (1,003,594)     (3,071,450)
      Other current liabilities                                                           181,915       2,856,467
      Interest payable                                                                       (239)     (3,742,469)
                                                                                     ------------    ------------
Net cash used in operating activities                                                  (9,247,792)     (9,810,011)

INVESTING ACTIVITIES
Capital expenditures                                                                   (4,013,941)     (1,643,269)
Restricted cash                                                                      (374,381,564)           --
Satellite construction costs                                                          (42,044,448)           --
Purchase of Teleport Europe, net of cash acquired                                      (8,006,680)           --
FCC license costs                                                                         (50,214)        (12,286)
                                                                                     ------------    ------------
Net cash used in investing activities                                                (428,496,847)     (1,655,555)

FINANCING ACTIVITIES
Limited Partners' capital contributions                                                      --        18,044,446
Expenditures on debt and equity financing costs                                       (25,497,717)           --
Proceeds from issuance of common stock and subscriptions,
 net of issuance costs                                                                  1,012,842          47,385
Proceeds from issuance of Debentures                                                   60,000,000            --
Proceeds from issuance of Senior Notes                                                445,000,000            --
Proceeds from issuance of Senior Discount Notes                                       265,397,000            --
Repayment of senior note payable to banks                                            (207,714,842)    (10,794,487)
Termination of interest cap agreement                                                  (5,287,827)           --
Payment of satellite incentive obligations                                            (13,358,379)           --
Repayment of notes payable                                                             (5,925,291)     (1,843,140)
Payments on capital lease obligations                                                    (219,256)       (167,224)
Capacity and other liabilities                                                           (950,268)      4,094,548
                                                                                     ------------    ------------
Net cash provided by financing activities                                             512,456,262       9,381,528

                          ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (CONTINUED)

                                                                           Three months ended
                                                                               March 31,
                                                                    -----------------------------
                                                                         1997             1996
                                                                    ---------------    ------------
                                                                     (Unaudited)        (Unaudited)

Net increase (decrease) in cash and cash equivalents                     74,711,623    (2,084,038)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         42,187,807    55,111,585
                                                                    ---------------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              116,899,430    53,027,547
                                                                    ===============    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                           Three months ended
                                                                               March 31,
                                                                    -----------------------------
                                                                         1997             1996
                                                                    ---------------    ------------
                                                                     (Unaudited)        (Unaudited)
Transactions not providing or requiring cash:

      Accrued preferred stock dividend and accretion, net of
      forfeitures                                                   $     1,660,367    $  379,482
                                                                    ===============    ==========
      Conversion of preferred stock to common stock                 $        10,000    $  698,619
                                                                    ===============    ==========
      Issuance of stock options and warrants                        $    10,282,262    $     --
                                                                    ===============    ==========
      Issuance of preferred stock for acquisition of Orion
      Atlantic limited partnership interests                        $    94,000,000    $     --
                                                                    ===============    ==========
      Acquisition of Teleport Europe, net of cash acquired:

               Working capital deficit, net of cash acquired        $       683,567    $     --

               Property and equipment                                    (9,346,584)         --

               Negative goodwill                                            267,653          --

               Other assets                                                 (88,928)         --

               Non-current liabilities                                      477,612          --
                                                                    ---------------    ----------
      Net cash used to acquire Teleport Europe                      $    (8,006,680)         --
                                                                    ===============    ==========
Interest paid during the period, net of amounts capitalized         $    10,661,415    $1,997,350
                                                                    ===============    ==========

            See Notes to Condensed Consolidated Financial Statements.

                          ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the 1996 Orion Network Systems, Inc. Annual Report on Form 10-K.


RECENT  DEVELOPMENTS

In January 1997, Orion consummated a series of transactions that are described below.


ACQUISITION OF ORION ATLANTIC LIMITED  PARTNERSHIP  INTERESTS IN THE EXCHANGE

On January 31, 1997, the Company acquired all of the limited partnership interests which it did not own in the Company's operating subsidiary, Orion Atlantic, that owns the Orion 1 satellite. Specifically, the Company acquired the Orion Atlantic limited partnership interests and other rights relating thereto held by British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston , Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., an affiliate of Matra Hachette, and Trans-Atlantic Satellite, Inc., an affiliate of Nissho Iwai Corp. (collectively, the "Exchanging Partners").

Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged (the "Exchange"), their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C 6% Cumulative Convertible Redeemable Preferred Stock (the "Series C Preferred Stock"). In addition, the Company acquired certain rights held by certain of the Exchanging Partners' to receive repayment of various advances (aggregating approximately $41.4 million at December 31, 1996). The 123,172 shares of Series C Preferred Stock issued in the Exchange are convertible into approximately 7 million shares of the Company's Common Stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company. The Exchange is described in greater detail under the caption "The Merger, the Exchange and the Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

The Exchange and the acquisition by the Company of the only outstanding minority interest in the Company's subsidiary Orion Asia Pacific Corporation from British Aerospace Satellite Investments, Inc. on January 8, 1997 (in exchange for approximately 86,000 shares of the Company's Common Stock) results in the Company owning 100% of Orion Atlantic and it's other significant subsidiaries and, therefore, a greatly simplified corporate structure.

                          ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION  (CONTINUED)

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


FINANCINGS

On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one 11.25% Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of Common Stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5% Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant, and together with the Senior Note Warrants, the "Warrants"). Interest on the Senior Notes will be payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes will not pay cash interest prior to January 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002. The exercise price for the Warrants will be $.01 per share of Common Stock of the Company. The shares of Common Stock of the Company initially issuable upon exercise of the Warrants represent approximately 2.62% of the outstanding Common Stock of the Company on a fully diluted basis as of January 31, 1997. The Bond Offering was underwritten by Morgan Stanley & Co. Incorporated and Merrill Lynch & Co. The foregoing description of the Notes is qualified in its entirety by the description of such Notes in the Indentures and Notes documents, copies of which have been filed as exhibits to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

                          ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION (CONTINUED)

FINANCINGS (CONTINUED)

In addition, on January 31, 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures (the "Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Debentures and Matra Marconi Space purchased $10 million of the Debentures (collectively, the "Debentures Offering," and together with the Bond Offering, the "Financings"). The Debentures will mature in 2012, and will bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the Company. The Debentures are subordinated to all other indebtedness of the Company, including the Notes.

The net proceeds of the Bond Offering and Debentures Offering were used by the Company to repay the Orion 1 credit facility, pre-fund the first three years of interest payments on certain of the Notes, and will be used to build and launch two additional satellites, Orion 2 and Orion 3.

The extraordinary loss on extinguishment of debt of $15.8 million for the three months ended March 31, 1997 is the result of expensing unamortized deferred financing costs associated with the Orion 1 credit facility which was refinanced with the proceeds from the Bond Offering and termination of a interest rate cap agreement.


ACQUISITION OF TELEPORT EUROPE GMBH

On March 26, 1997, Orion acquired German-Based Teleport Europe GmbH ("Teleport Europe"), a communications company specializing in private satellite networks for voice and data services for $8.9 million. The Company has consolidated the operations of Teleport Europe for the three months ended March 31, 1997, retroactively to January 1, 1997. The effect of this consolidation on operations prior to acquisition was to increase consolidated revenues by approximately $4.1 million, increase total operating expenses by approximately $4.0 million and other expenses by approximately $0.7 million. The preacquisition loss of Teleport Europe of $0.6 million has been deducted from the consolidated statement of operations for the three months ended March 31, 1997.

BUSINESS AND OWNERSHIP

Orion Network Systems, Inc. is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of the following subsidiaries ("Subsidiary Guarantors"), the Company's principal business is the provision of satellite-based communications services:

                                             Jurisdiction of
                                             organization or
Name                                         Incorporation
----                                         ----------------
Asia Pacific Space and
Communications, Ltd.                         Delaware

International Private
Satellite Partners, L.P.                     Delaware

Orion Asia Pacific
Corporation                                  Delaware

Orion Atlantic Europe, Inc.                  Delaware

                          ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION (CONTINUED)

BUSINESS AND OWNERSHIP (CONTINUED)

OrionNet Finance
Corporation                                  Delaware

OrionNet, Inc.                               Delaware

Orion Satellite
Corporation                                  Delaware

Teleport Europe GmbH                         Federal Republic of Germany

Each of the Subsidiary Guarantors is a wholly (100%) owned subsidiary of the Company. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries).

Separate financial statements of the Subsidiary Guarantors are not presented because (a) such Subsidiary Guarantors have jointly and severally guaranteed the Notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (c) management has determined that such information is not material to investors

NOTE B. LONG-TERM DEBT

Long-term debt consists of the following:

                                           March 31, 1997     December 31, 1996
                                           --------------    ------------------
  Senior notes ($445.0 million,
    net of unamortized  discount
    of $5.2 million)                       $  439,825,447    $          --
  Senior discount notes ($265.4
   million, net of unamortized
   discount of $4.4 million)                  266,518,381               --
   Convertible debentures                      59,750,000               --
  Senior notes payable--banks                          --      207,714,842
  Notes payable--TT&C Facility                  6,734,493        6,956,624
  Satellite incentive obligations               9,661,641       22,373,746
  Notes payable--STET                           1,373,949        5,550,000
  Notes payable--limited partners                      --        8,050,000
  Other                                         2,935,951        2,566,687
                                           --------------    ------------------
   Total long-term debt                       786,799,862      253,211,899
  Less: current portion                         3,462,122       34,975,060
                                           --------------    ------------------
   Long-term debt less current portion    $   783,337,740    $ 218,236,839
                                          ===============    ==================

                          ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

During the three months ended March 31, 1997, certain preferred stockholders exercised their right to convert 10 shares of preferred stock into 1,176 shares of Common Stock at prices ranging from $8.50 to $10.20 per share.

NOTE D. COMMITMENTS AND CONTINGENCIES

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

                          ORION NETWORK SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Orion Network System, Inc.'s ("Orion" or the "Company") principal business is the provision of satellite communications for private communications networks and video distribution and other satellite transmission services. From its inception in 1982 through January 20, 1995, when Orion 1 commenced commercial operations, Orion was a development stage enterprise. Prior to January 1995, Orion's efforts were devoted primarily to monitoring the construction, launch and in-orbit testing of Orion 1, product development, marketing and sales of interim private communications network services, raising financing and planning Orion 2 and Orion 3.

Through January 31, 1997, Orion Satellite Corporation was the sole general partner in Orion Atlantic, L.P. ("Orion Atlantic") and had a 41 2/3% equity interest in Orion Atlantic. As a result of Orion's control of Orion Atlantic during 1996, Orion's consolidated financial statements include the accounts of Orion Atlantic. All of Orion Atlantic's revenues and expenses are included in Orion's consolidated financial statements, with appropriate adjustment to reflect the interests of the Limited Partners in Orion Atlantic's losses prior to the Exchange (as defined below). The assets and liabilities reported in the consolidated balance sheet at December 31, 1996 primarily pertain to Orion Atlantic. Orion's consolidated financial statements also include the accounts of all other subsidiaries of Orion. See Recent Developments below.

All subsidiaries of Orion ("Subsidiary Guarantors"), other than inconsequential subsidiaries, have unconditionally guaranteed the Notes (as defined below) on a joint and several basis. No restrictions exist on the ability of the Subsidiary Guarantors to pay dividends or make other distributions to Orion, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

RECENT DEVELOPMENTS

In January 1997, Orion consummated a series of transactions that are described below.

ACQUISITION OF ORION ATLANTIC LIMITED PARTNERSHIP INTERESTS IN THE EXCHANGE

On January 31, 1997, the Company acquired all of the limited partnership interests which it did not already own in the Company's operating subsidiary, Orion Atlantic, that owns the Orion 1 satellite. Specifically, the Company acquired the Orion Atlantic limited partnership interests and other rights relating thereto held by British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston , Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., an affiliate of Matra Hachette, and Trans-Atlantic Satellite, Inc., an affiliate of Nissho Iwai Corp. (collectively, the "Exchanging Partners").

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

                           ORION NETWORK SYSTEMS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

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

FINANCINGS

On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one 11.25% Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of Common Stock, par value $.01 per share of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5% Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant, and together with the Senior Note Warrants, the "Warrants"). Interest on the Senior Notes will be payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes will not pay cash interest prior to January 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002. The exercise price for the Warrants will be $.01 per share of Common Stock of the Company. The shares of Common Stock of the Company initially issuable upon exercise of the Warrants represent approximately 2.62% of the outstanding Common Stock of the Company on a fully diluted basis as of January 31, 1997. The Bond Offering was underwritten by Morgan Stanley & Co. Incorporated and Merrill Lynch & Co. The foregoing description of the Notes is qualified in its entirety by the description of such Notes in the Indentures and Notes documents, copies of which have been filed as exhibits to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

                           ORION NETWORK SYSTEMS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

In addition, on January 31, 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures (the "Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Debentures and Matra Marconi Space purchased $10 million of the Debentures (collectively, the "Debentures Offering," and together with the Bond Offering, the "Financings"). The Debentures will mature in 2012, and will bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the Company. The Debentures are subordinated to all other indebtedness of the Company, including the Notes.

The net proceeds of the Bond Offering and Debentures Offering were used by the Company to repay the Orion 1 credit facility, pre-fund the first three years of interest payments on certain of the Notes, and will be used to build and launch two additional satellites, Orion 2 and Orion 3. Orion intends to launch Orion 2 in the Atlantic Ocean region to bolster its European capacity and to expand its coverage area in the Commonwealth of Independent States, Latin America and parts of Africa. Orion 3 will be launched into the Asia Pacific region and is expected to cover all or portions of China, Japan, Korea, India, Hawaii, Southeast Asia, Australia, New Zeland and Eastern Russia.

ORION 2 AND ORION 3 COMMENCEMENT OF CONSTRUCTION

Orion 2 and Orion 3 Construction Contracts. Orion commenced construction of Orion 2 in February 1997 under a satellite procurement contract with Matra Marconi Space. Orion commenced construction of Orion 3 in December 1996 under a satellite procurement contract with Hughes Space and Communications International, Inc.

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

OVERVIEW

Orion's revenues are principally generated under three to four year contracts for delivery of communications services. Such revenues are derived principally from recurring monthly fees from its customers, although many contracts include initial non-recurring installation and other fees. These non-recurring fees generally are structured to cover the Company's actual costs of installation of the customer's site-based equipment. The revenues from each contract vary, depending upon the type of service, amount of capacity, data handling ability of the network, the number of very small aperture terminals ("VSATs") (which generally are owned by Orion), value-added services and other factors. Depending on the complexity of the services to be provided to a customer, the period between the date of signature of a contract and the commencement of actual services (and receipt of fees) typically ranges from 30 days to six months. Substantially all of Orion's contracts are denominated in U.S. dollars, although some contracts are denominated in pounds sterling, deutschemarks, Austrian shillings or French francs. Orion begins to record revenues under its contracts upon service commencement to the customer.

The services provided by Orion have been subject to decreasing prices over recent years and this pricing pressure is expected to continue (and may accelerate) for the foreseeable future, particularly if, as expected, capacity continues to increase. Orion will need to increase its volume of sales in order to compensate for such price reductions. Orion believes that customers will increase the data speeds in their communications networks to support new applications, and that such upgrading of customer networks will lead to increased revenues that will mitigate the effect of price reductions. However, there can be no assurance that this will occur. Orion expects to continue to incur net losses and negative cash flow (after payments for capital expenditures and interest) for the foreseeable future.

                           ORION NETWORK SYSTEMS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

Orion's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity (generally for services outside of the Orion 1 footprint); and (iii) associated miscellaneous expenses. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotional expenses. The Company has recently commenced a significant expansion of its marketing program and expects to continue this expansion through 1997. Due to the complexity of the Company's services, and the continued expansion of sales personnel, sales and marketing expense is expected to increase significantly during 1997. Engineering and technical expenses, consisting principally of personnel costs and travel, relate to tracking, telemetry and command ("TT&C"), network monitoring, network design and similar activities. The Company constructed its TT&C facilities to control two satellites. As a result, the Company anticipates a slight increase in costs with Orion 2 and a more substantial increase in costs with Orion 3, which will require separate TT&C facilities. General and administrative expenses consist of in-orbit insurance premiums, personnel costs other than for sales, marketing and engineering, professional services, and occupancy costs. These costs will increase generally as the Company's operations expand. Specifically, in-orbit insurance costs will increase significantly following the launches of Orion 2 and Orion 3. Depreciation and amortization expenses result mainly from the depreciation of the Orion 1 satellite, VSATs and the related equipment to service the expansion of the private network communication services business and will increase substantially after the launch of Orion 2 and Orion 3. Interest income is primarily the result of interest earned on the proceeds from Orion's private and public financings. Interest costs will increase substantially as a result of the bond offering completed January 31, 1997. Orion's costs (other than sales commissions) generally do not vary substantially with the amount of revenue from the Orion 1 satellite.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996.

Consolidation of Teleport Europe GmbH. On March 26, 1997, Orion acquired German-based Teleport Europe GmbH ("Teleport Europe"), a communications company specializing in private satellite networks for voice and data services. The Company has consolidated the operations of Teleport Europe for the three months ended March 31, 1997, retroactively to January 1, 1997. The effect of this consolidation on operations prior to acquisition was to increase consolidated revenues by approximately $4.1 million, increase total operating expenses by approximately $4.0 million and other expenses by approximately $0.7 million. The preacquisition loss of Teleport Europe of $0.6 million has been deducted from the consolidated statement of operations for the three months ended March 31, 1997.

Revenue and bookings. Total revenue for the three months ended March 31, 1997 was $20.2 million, compared to $7.6 million for the same period in 1996, an increase of 165 percent. Revenues from private communications network services were $7.9 million for the first quarter of 1997 and $2.9 million for the comparable period in 1996, as the number of customer sites in service increased approximately 200 percent. Revenues from video communications services and transponder capacity leasing were $8.2 million for the first quarter of 1997 compared to $4.5 million for the first quarter of 1996. Revenues for the three months ended March 31, 1997, included $4.1 million of equipment sales of which $3.8 million was associated with a sales-type lease to an existing customer, compared to $0.2 million for the same period in 1996.

At March 31, 1997, Orion had a customer contract backlog (representing future revenues under contract) of approximately $244 million compared to $135 million at March 31, 1996. Revenue from customer contract backlog is typically earned over contract terms of three to five years.

                           ORION NETWORK SYSTEMS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

OPERATING EXPENSES

Direct expenses. Direct expenses for the three months ended March 31, 1997, were $5.4 million compared to $1.1 million for the same period in 1996. The increase of $4.3 million, or approximately 391 percent, for the three months ended March 31,1997, were primarily attributable to the cost of equipment associated with a sales-type equipment lease to an existing customer, site maintenance and other operational costs associated with the increased sites in service for the period.

Sales and marketing expenses. Sales and marketing expenses were $4.1 million for the three months ended March 31, 1997, as compared to $2.2 million for the same period in 1996, an increase of $1.9 million or 86 percent. The increase is related to additional sales salaries and commissions, consulting and advertising associated with the growth in private communications network service business.

Engineering and technical services expenses. Engineering and technical services expenses were $2.7 million for the three months ended March 31, 1997, as compared to $2.1 million for the comparable period in 1996. The increase of $0.6 million or 29 percent is related to additional engineering and technical staff associated with the Teleport Europe acquisition.

General and administrative expenses. General and administrative expenses were $4.8 million for the three months ended March 31, 1997, compared to $3.5 million for the same period in 1996. The increase of $1.3 million or 37 percent for the three months ended March 31, 1997 was primarily due to outside services and other expenses.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 1997, were $11.6 million, an increase of $2.7 million or 30 percent, over the same period in 1996. The increase is primarily a result from depreciation of ground equipment to service the expansion of the private network communication services business.

Interest. Interest income was $3.4 million for the three months ended March 31, 1997, compared to $0.7 million, an increase of $2.7 million or 386 percent for the period. The increase in interest income during the first three months of 1997 is primarily a result of interest earned on the proceeds from the Company's public bond offering in January 1997. Interest expense, net of capitalized interest of $1.1 million, was $17.6 million for the three months ended March 31, 1997 and $7.5 million for the comparable period in 1996. The increase in interest expense of $10.1 million in the first three months of 1997 is attributable to expensing interest (including commitment fees, interest accretion associated with the Orion 1 satellite incentive obligation and amortization of deferred financing costs) from the in-service date of Orion 1 and the impact of the interest rate cap agreement. Prior to the in-service date of Orion 1, substantially all interest expense was capitalized.

Extraordinary loss on extinguishment of debt. The extraordinary loss on extinguishment of debt of $15.8 million for the three months ended March 31, 1997 is the result of expensing unamortized deferred financing costs of the Orion 1 credit facility which was refinanced with the proceeds from the Company's recent Bond Offering and termination of a interest rate cap agreement.

Net loss. The Company incurred net losses of $26.0 million and $7.3 million for the three months ended March 31, 1997 and 1996, respectively, after deduction of the limited partners' and minority interests' share in the Company's losses of $12.0 million and $9.7 million, respectively and elimination of the preacquisition loss of Teleport Europe of $0.6 million from the consolidated statement of operations for the three months ended March 31, 1997.

                           ORION NETWORK SYSTEMS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Prior Funding. Orion has required significant capital for operating and investing activities in the development of its business, and will continue to need to expend significant additional capital in the future to develop fully its global satellite communications system. The Company's funding for its operations through January 1997 had been provided primarily by the sale of equity securities, including the completion of its initial public offering in August 1995 which generated proceeds to the Company of approximately $52 million (net of underwriting discounts), bank loans, vendor financing, lease arrangements and short-term loans from its investors. Funding for the construction and launch of the Orion 1 satellite and related facilities was fully committed through $90 million of equity from the limited partners of Orion Atlantic, an aggregate of $251 million under a secured bank credit facility and approximately $11 million under other debt facilities, dedicated primarily to the construction of the TT&C facility, which is being used to control Orion 1. The Orion 1 credit facility was refinanced in January 1997 with the proceeds from the Bond Offering and concurrently with the Bond Offering, Orion acquired all of the limited partnership interests (which it did not already own) in Orion Atlantic in exchange for 123,172 shares of Series C Convertible Preferred Stock representing approximately 7 million underlying shares of Common Stock.

Existing Capital Resources. The net proceeds of the January 1997 Bond Offering to the Company were approximately $684 million, and the net proceeds of the Debentures Offering were approximately $59 million. Of the Bond Offering proceeds, approximately $223 million was used for repayment of the Orion 1 credit facility (including payment of accrued interest and hedge breakage costs), approximately $24 million was used to make certain initial payments for the Orion 2 satellite contract, approximately $13 million was used to pay accrued satellite incentive fees under the Orion 1 satellite contract and approximately $4 million was used to pay amounts owing to STET, a former limited partner of Orion Atlantic. As of March 31, 1997 the Company had cash and cash equivalents of $117 million and restricted and segregated cash of $374 million including $240 million which was segregated by the Company to be used to make payments for additional satellites and certain related costs. The restricted cash consisted of $134 million placed in a pledged account (to pre-fund the first six interest payments on the senior notes).

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

                           ORION NETWORK SYSTEMS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

The indebtedness evidenced by the Notes ranks pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company and the guarantors, respectively, and senior in right of payment to all existing and future subordinated indebtedness of the Company and the guarantors. The indentures relating to the Notes (the "Indentures") contain certain covenants which, among other things, restrict distributions to stockholders of the Company, the repurchase of equity interests in the Company and the making of certain other investments and restricted payments, the incurrence of additional indebtedness by the Company and its restricted subsidiaries, the creation of certain liens, certain asset sales, transactions with affiliates and related parties, and mergers and consolidations. The foregoing description of the Notes is qualified in its entirety by the terms of such Notes contained in the Indentures and Notes documents.

Debentures. In January 1997, the Company also completed the sale of $60 million of its Debentures to British Aerospace ($50 million) and Matra Marconi Space ($10 million). The Debentures will mature in 2012, and will bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the Company at prices of between $10.21 and $14.00 per share, depending on the average trading prices of the Common Stock during the applicable measurement period. The Debentures (and accrued but unpaid interest) may be converted in whole or in part into Common Stock at any time at an initial conversion rate of $14.00 per share, as adjusted for stock splits or other recapitalizations, certain dividends or issuances of stock to all stockholders, issuances of stock (or certain rights to acquire stock) at a price per share below $14.00, and other events.

Orion may at any time (except during 90 days after a change in control) redeem all or part (but not less than 25% on any one occasion) of the Debentures for cash consideration determined by multiplying the number of shares of Common Stock issuable upon conversion of the Debentures by the greater of (i) the average closing price of the Common Stock over the 20 trading days preceding the redemption or (ii) $17.50 per share. Alternatively, Orion, in its sole discretion, may effect the sale through a public or private offering, of the Common Stock underlying the Debentures or received as payment of dividends on, the Debentures. In such event, the holders of the Debentures will be entitled to receive a price per share equal to the greater of (a) at least 95% of the average closing price of the Common Stock over the preceding 20 trading days or
(b) $17.50 per share. From and after the time when less than $50 million of Notes remain outstanding, in the event of a change of control of Orion (defined as the acquisition by any stockholder of a majority of the voting securities of Orion), either Orion or any holder of the Debentures may, within 90 days after such change of control, require the sale of the Debentures, as converted into Common Stock, to Orion for a purchase price equal to the greater of (a) the price payable in an optional redemption (as described above) and (b) the price paid to holders of Common Stock in the change of control transaction. The Indentures for the Notes contain a covenant which will effectively prohibit Orion from honoring such right.

The Debentures are subordinated to all other indebtedness of the Company, including the Notes. The Debentures contain minimal covenants and events of default so long as $50 million or more of the Notes remain outstanding, but a more extensive set of covenants and events of default will apply after less than $50 million of Notes are outstanding.

Other Indebtedness and Other Obligations. At March 31, 1997, the Company had outstanding indebtedness of approximately $6.7 million under a seven year term loan provided by General Electric Capital Corporation ("GECC") for the TT&C facility, which is secured by the TT&C facility and various assets relating thereto. Additionally, at March 31, 1997 the Company had obligations of approximately $9.7 payable to the manufacturer of Orion 1 through 2007, and $1.4 million payable to a former partner in Orion Atlantic through 1997.

                           ORION NETWORK SYSTEMS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)


Current Funding Requirements. Based upon its current expectations for growth, the Company anticipates it will have substantial funding requirements over the next three years to fund the costs of Orion 2 and Orion 3, the purchase of VSATs, and other capital expenditures and other capital needs. Interest charges on the Senior Notes over the next three years are fully provided for by restricted cash.

The in-orbit delivered costs of the Orion 2 and Orion 3 satellites are expected to aggregate approximately $500 million. In addition to the $42 million incurred through the first quarter of 1997, Orion will need to make payments of approximately $45 million, $350 million and $50 million in 1997, 1998 and 1999, respectively. These amounts include the Company's estimate regarding the cost of launch insurance, although the Company has not had material discussions with potential insurers and has not received any commitment to provide insurance. The contracts for Orion 2 and Orion 3 provide firm fixed prices for the construction and launch of those satellites and provides for penalties in the event of late delivery by the manufacturer, however, the Company's actual payments could be substantially higher due to any change orders for the satellites, insurance rates, delays and other factors.

The Company anticipates that its existing cash balances and payments under the DACOM contract will be sufficient to meet substantially all of its capital requirements for the delivery in orbit of Orion 2 and Orion 3. In connection with the Bond Offering, the Company segregated $273 million of the net proceeds to make payments for additional satellites and certain related costs (or to pay interest and principal on the Notes). The Company also can use a portion of its working capital for such costs if it chooses to do so. The Company had working capital of $105 million at March 31, 1997 The Company anticipates that its existing cash balances, payments under the DACOM contract and future cash flows are likely to be sufficient to meet its capital requirements. However, there can be no assurance that cost increases for Orion 2 and/or Orion 3 due to change orders, insurance rates or construction delays, among other factors may not increase the Company's capital requirements or that the Company's growth may vary from its expectations resulting in changes in its cash requirements or expected cash.

The balance of the Company's funding requirements are dependent upon its growth and cash flow from operations. TThe Company cannot predict whether itsthe Company's existing resources and cash flows will be adequate to cover its future cash needs. and there can be no assurance that such resources and cash flows will be adequate. If existing resources and cash flows are not sufficient to cover the Company's future cash needs, the Company will need to raise additional financing. The Company does not have a revolving credit facility or other source of readily available capital. Sources of additional capital may include public or private debt, or equity financings or strategic investments. To the extent that the Company seeks to raise additional debt financing, the Indentures limit the amount of such additional debt (under a variety of provisions contained in such Indentures) and prohibit the Company from using Orion 1, Orion 2 or Orion 3 as collateral for indebtedness for money borrowed. If the Company requires additional financing and is unable to obtain such financing from outside sources in the amounts and at the times needed, there would be a material adverse effect on the Company.

EFFECTIVE OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary or fully diluted earnings per share for these quarters is not expected to be material.

                           ORION NETWORK SYSTEMS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) A Special Meeting of the Stockholders of the Company was held on January 30, 1997.

   (b)  Not applicable.

   (c) The results of the voting at the Special Meeting of the Stockholders was as follows:

        1. Ratification of the Merger Agreement:

              For:         7,865,750

              Against:         7,200

              Abstain:        47,984

                           ORION NETWORK SYSTEMS, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           (CONTINUED)

           (2) Approval and adoption of the Exchange Agreement:

               For:        7,865,000

               Against:        7,950

               Abstain:       47,984

           (3) Approval of the transactions contemplated by the Debenture Purchase Agreement:

               For:        7,865,750

               Against:        7,200

               Abstain:       47,984

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K:

         11.1  Statement regarding:  Computation of Net Loss Per Common Share

         27     Financial Data Schedule

     (b) Reports on Form 8-K during the three months ended March 31, 1997:

     The Company filed a Current Report on Form 8-K dated January 31, 1997, reporting consummation of the Exchange. The Company also filed a Current Report on Form 8-K dated March 26, 1997, reporting consummation of the acquisition of Teleport Europe.

                           ORION NETWORK SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ORION NETWORK SYSTEMS, INC.

                             (Registrant)




Date:  May  15, 1997            /s/ W. Neil Bauer
                                ---------------------------------------
                                W. Neil Bauer, President,
                                Chief Executive Officer and Director
                                (Principal Executive Officer)

Date:  May  15, 1997            /s/ David J. Frear
                                ---------------------------------------
                                David J. Frear, Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer and
                                Principal Accounting Officer)