Form 10-K/A
period 1996-12-31
ORION NETWORK SYSTEMS INC/NEW/
filed 1997-06-25
CIK 1029850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                EXPLANATORY NOTE

     This Form 10-K/A amends Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Consolidated Financial Statements) to add the following:

     1. One sentence is added to Management's Discussion and Analysis of Financial Condition and Results of Operations indicating that there are no restrictions on the subsidiaries of the registrant paying dividends to the registrant.

     2. Footnote 9 to the Consolidated Financial Statements is amended to add the following:

          a. the registrant is holding company with no assets or operations other than its investments in its subsidiaries;

          b. each of the registrant's subsidiaries that guaranteed the senior notes issued by the registrant in January 1997 is a wholly (100%) owned subsidiary of the registrant and such subsidiaries comprise all of the direct and indirect subsidiaries of the registrant (other than inconsequential subsidiaries); and

          c. separate financial statements of the subsidiary guarantors are not presented because (i) such subsidiaries have jointly and severally guaranteed such notes on a full and unconditional basis
               (ii) the aggregate assets, liabilities, earnings and equity of such subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the registrant on a consolidated basis and (iii) management has determined that such information is not material to investors.


     These items are being added in connection with an application by the registrant to the Securities and Exchange Commission for a determination (granted in June 1997) that the registrant need not include in its Consolidated Financial Statements separate financial information regarding its subsidiaries which guaranteed the senior notes issued by the registrant in January 1997.

                          ORION NETWORK SYSTEMS, INC.

                               TABLE OF CONTENTS


                                                                            Page

Item 7.    Management's  Discussion and Analysis of Financial Condition
            and Results of Operations                                        1
Item 8.    Financial Statements and Supplementary Data                       8

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


     All subsidiaries of Orion other than inconsequential subsidiaries ("Subsidiary Guarantors"), have fully and unconditionally guaranteed the Notes (as defined below) on a joint and several basis. No restrictions exist on the ability of the Subsidiary Guarantors to pay dividends or make other distributions to Orion, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).


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

STATEMENTS OF CASH FLOWS

Non-cash   investing  and  financing   activities  and  supplemental  cash  flow
information includes:

                                                                           December 31, 1996
                                                          --------------------------------------------------
                                                                1996             1995              1994
                                                          ---------------   ---------------  ---------------
Satellite construction costs financed by notes payable    $            --   $            --  $     7,862,050
Conversion of common stock to redeemable
  preferred stock....................................
Property and equipment financed by capital leases....             482,452         2,850,766           94,323
Preferred stock dividend, net of forfeitures.........           1,369,665         1,329,007          626,400
Conversion of preferred stock to common stock........             804,945             9,000               --
Premium on satellite due to redemption of L.P. interest                --         3,066,925               --
Redemption of STET interest with notes payable.......                  --         8,000,000               --
Reduction in amount due to satellite manufacturer....                  --           485,799               --
Satellite incentive obligation capitalized...........                  --        14,816,406               --
Interest paid during the year, net of amounts
capitalized..........................................          20,619,316        11,312,875           45,051

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
                                                                      ===============        ================

                          ORION NETWORK SYSTEMS, INC. -
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  CONDENSED FINANCIAL INFORMATION OF ORION (CONTINUED)

        CONDENSED STATEMENTS OF OPERATIONS OF ORION NETWORK SYSTEMS, INC.


                                                                            Year ended December 31,
                                                         ------------------------------------------------------------
                                                              1996                   1995                  1994
                                                         ---------------       ---------------       ----------------

Services revenue.....................................    $        34,000       $            --       $            --
Operating expenses and other income:
   General and administrative........................          3,832,286             3,171,305             2,487,201
   Interest income, net..............................         (1,883,719)           (1,834,589)             (243,152)
                                                         ---------------       ---------------       ----------------
   Total operating expenses and other income.........          1,948,567             1,336,716             2,244,049
Equity in net losses of subsidiaries.................         25,280,843            25,578,462             5,720,869
                                                         ---------------       ---------------       ----------------
Net loss.............................................    $   (27,195,410)      $   (26,915,178)      $    (7,964,918)
                                                         ===============       ===============       ================




        CONDENSED STATEMENTS OF CASH FLOWS OF ORION NETWORK SYSTEMS, INC.


                                                                            Year ended December 31,
                                                               1996                  1995                  1994
                                                         ----------------      ----------------      ---------------
Net cash used in operations......................        $    (4,046,446)      $    (4,107,237)      $    (2,709,307)

Investing activities:............................
  Advances to subsidiaries.......................             (6,918,710)           (3,264,024)           (2,973,264)
  Investment in Orion Atlantic...................             (8,610,000)           (5,400,000)                   --
  Capital expenditures...........................               (504,729)             (597,698)             (771,890)
                                                         ----------------      ----------------      ---------------
  Net cash used in investing activities..........            (16,033,439)           (9,261,722)           (3,745,154)

Financing activities:
  Proceeds from issuance of redeemable preferred stock                --             4,483,001            10,928,293
  Proceeds from issuance of common stock.........                343,120            51,974,436             6,542,303
  PPU funding....................................                     --              (455,000)             (765,000)
  Repayment of notes payable.....................             (2,496,300)              (37,792)           (5,648,535)
                                                         ----------------      ----------------      ---------------
  Net cash (used in) provided by financing activities         (2,153,180)           55,964,645            11,057,061
                                                         ----------------      ----------------      ---------------
  Net (decrease) increase in cash and cash equivalents       (22,233,065)           42,595,686             4,602,600
Cash and cash equivalents at beginning of year...             48,797,627             6,201,941             1,599,341
                                                         ----------------      ----------------      ---------------
Cash and cash equivalents at end of year.........        $    26,564,562       $    48,797,627       $     6,201,941
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

BUSINESS AND OWNERSHIP


     As a result of the transactions as described above, Orion Network Systems, Inc. is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of the following subsidiaries ("Subsidiary Guarantors"), the Company's principal business is the provision of satellite-based communications services:

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

OrionNet Finance
Corporation                                       Delaware

OrionNet, Inc.                                    Delaware

Orion  Satellite
Corporation                                       Delaware

Teleport Europe GmbH                              Federal Republic of Germany

     Each of the Subsidary Guarantors is a wholly (100%) owned subsidiary of the Company. The Subsidiary Gurarantors comprise all of the direct and indirect subsidiaries of the Company (other thant inconsequential subsidiaries).

     Separate financial statements of the Subsidiary Guarantors are not presented because (a) such Subsidiary Guarantors have jointly and severally guaranteed the Notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (c) management has determined that such information is not material to investors.

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