Form 10-Q
period 1997-06-30
ORION NETWORK SYSTEMS INC/NEW/
filed 1997-08-13
CIK 1029850

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                        Commission file number 000-22085

                           ORION NETWORK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

                Delaware                                  52-2008654
     (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization No.)                  Identification)


2440 Research Boulevard, Suite 400, Rockville, Maryland           20850
     (Address of principal executive offices)                   (Zip Code)

                                 (301) 258-8101
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                Class                         Outstanding at June 30, 1997
-------------------------------------      ----------------------------------
    Common Stock, $.01 par value                   11,175,076 shares

                                     INDEX


                          ORION NETWORK SYSTEMS, INC.

                                                                                                          Page
                                                                                                          ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets---June 30, 1997 and  December 31, 1996...................   3

         Condensed Consolidated Statements of Operations --- three and six months ended
         June 30, 1997 and 1996.........................................................................   5

         Condensed Consolidated Statements of Changes in Stockholders' Deficit --- Year ended
         December 31, 1996 and six months ended June 30, 1997...........................................   6

         Condensed Consolidated Statements of Cash Flows --- six months ended
         June 30, 1997 and 1996.........................................................................   7

         Notes to Condensed Consolidated Financial Statements...........................................   9


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations..................................................................................  14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................  20

Item 2.  Changes in Securities..........................................................................  20

Item 3.  Defaults upon Senior Securities................................................................  20

Item 4.  Submission of  Matters to a Vote of Security Holders...........................................  21

Item 5.  Other Information..............................................................................  22

Item 6.  Exhibits and Reports on Form 8-K...............................................................  22


Signatures..............................................................................................  23

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                           ORION NETWORK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                  1997             1996
                                                                             -------------    --------------
                                                                               (Unaudited)
ASSETS

Current assets:
         Cash and cash equivalents                                           $  74,949,499    $  42,187,807

         Restricted cash, including accrued interest of
          approximately $3.9 million                                            47,837,500               --

         Accounts receivable                                                    10,034,827        6,473,316

         Prepaid expenses and other current assets                               8,967,778        3,583,403
                                                                             -------------    --------------
Total current assets                                                           141,789,604       52,244,526

Restricted and segregated cash                                                 357,496,908               --

Property and equipment at cost:
         Land                                                                       73,911           73,911

         Telecommunications equipment                                           37,392,719       25,342,528

         Furniture and computer equipment                                        7,141,554        4,849,711

         Satellite and related equipment                                       322,163,571      321,247,346
                                                                             -------------    --------------
                                                                               366,771,755      351,513,496

                  Less: accumulated depreciation                               (54,728,373)     (68,224,957)

         Satellite construction in progress                                     54,841,426        4,560,844
                                                                             -------------    --------------
         Net property and equipment                                            366,884,808      287,849,383

Deferred financing costs, net                                                   23,681,080       12,918,233

Goodwill and other assets, net                                                  29,065,170        5,252,302
                                                                             -------------    --------------
TOTAL ASSETS                                                                 $ 918,917,570    $ 358,264,444
                                                                             =============    ==============

See Notes to Condensed Consolidated Financial Statements.

                          ORION NETWORK SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     1997              1996
                                                                                 -------------    --------------
                                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                                        $   4,466,898    $   6,411,028
         Accrued liabilities                                                        10,502,103        7,653,208
         Other current liabilities                                                   7,121,326        5,406,072
         Interest payable                                                           20,862,822        8,583,882
         Current portion of long-term debt                                           9,132,048       34,975,060
                                                                                 -------------    --------------
                  Total current liabilities                                         52,085,197       63,029,250

Long-term debt                                                                     782,388,564      218,236,839
Other liabilities                                                                   12,644,704       46,348,291

Limited Partners' interest in Orion Atlantic                                                --       10,130,058
Minority interest in other consolidated entities                                        66,361           54,008

Redeemable preferred stock:
         Series   A 8% Cumulative  Redeemable  Convertible Preferred Stock, $.01
                  par value, 15,000 shares authorized; 13,861 and
                  13,871 shares issued and outstanding, plus accrued dividends      16,640,288       16,097,880
         Series   B 8% Cumulative  Redeemable  Convertible Preferred Stock, $.01
                  par value, 5,000 shares authorized; 4,298
                  shares issued and outstanding, plus accrued dividends              4,976,406        4,804,486
         Series C 6% Cumulative Redeemable Convertible Preferred Stock, $.01 par
                  value, 150,000 shares authorized; 123,172 and 0
                  shares issued and outstanding, plus accrued dividends             94,348,046               --

Stockholders' deficit:
         Common stock, $.01 par value, 40,000,000 shares authorized;
            11,175,076 and 10,985,150 shares outstanding                               114,443          112,447
         Capital in excess of par value                                             98,490,809       86,932,391
         Treasury stock, 269,274 and 259,515 shares                                    (91,490)              --
         Foreign currency translation                                                 (563,105)              --
         Accumulated deficit                                                      (142,182,653)     (87,481,206)
                                                                                 -------------    --------------
                  Total stockholders' deficit                                      (44,231,996)        (436,368)
                                                                                 -------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ 918,917,570    $ 358,264,444
                                                                                 =============    ==============

See Notes to Condensed Consolidated Financial Statements.

                          ORION NETWORK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                         ---------------------------------  ---------------------------------
                                                                1997            1996           1997              1996
                                                            ------------    ------------    ------------    ------------
                                                             (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
Revenue                                                     $ 16,687,105    $ 10,122,511    $ 36,920,174    $ 17,768,918

Operating expenses:
         Direct                                                3,339,999       1,402,138       8,732,019       2,485,769
         Sales and marketing                                   4,435,131       2,856,414       8,561,508       5,039,257
         Engineering and technical services                    2,745,521       2,085,312       5,403,091       4,190,222
         General and administrative                            4,951,979       4,088,126       9,759,883       7,597,870
         Depreciation and amortization                        12,129,745       8,653,165      23,696,324      17,573,777
                                                            ------------    ------------    ------------    ------------
                  Total operating expenses                    27,602,375      19,085,155      56,152,825      36,886,895
                                                            ------------    ------------    ------------    ------------

Loss from operations                                         (10,915,270)     (8,962,644)    (19,232,651)    (19,117,977)

Other expense (income):
         Interest income                                      (8,717,404)       (622,495)    (12,130,484)     (1,311,217)
         Interest expense                                     22,389,048       6,330,993      39,959,679      13,829,772
         Other                                                   159,214         (34,296)        573,231         (14,488)
                                                            ------------    ------------    ------------    ------------
                  Total other expense (income)                13,830,858       5,674,202      28,402,426      12,504,067
                                                            ------------    ------------    ------------    ------------

Loss before  extraordinary loss on extinguishment of
 debt, minority interest and preacquisition loss of
 acquired subsidiary                                         (24,746,128)    (14,636,846)    (47,635,077)    (31,622,044)

Extraordinary loss on extinguishment of debt                          --              --     (15,763,220)             --

Limited Partners' and minority interest in the net loss
of Orion Atlantic and other consolidated entities                    739       7,877,201      12,042,978      17,611,062

Preacquisition loss of acquired subsidiary                            --              --         626,246              --
                                                            ------------    ------------    ------------    ------------

Net loss                                                     (24,745,389)     (6,759,645)    (50,729,073)    (14,010,982)

Preferred stock dividend and accretion, net of
forfeitures                                                    2,312,007         360,930       3,972,374         740,412
                                                            ------------    ------------    ------------    ------------

Net loss attributable to common stockholders                $(27,057,396)   $ (7,120,575)   $(54,701,447)   $(14,751,394)
                                                            ============    ============    ============    ============

Net loss per common share                                   $      (2.42)   $      (0.65)   $      (4.90)   $      (1.35)
                                                            ============    ============    ============    ============

Weighted average common shares outstanding                    11,169,950      10,951,784      11,164,754      10,932,458
                                                            ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements


                           ORION NETWORK SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                                           COMMON STOCK
                                     ---------------------------
                                                             CAPITAL IN                                 FOREIGN          TOTAL
                                        NUMBER               EXCESS OF     ACCUMULATED   TREASURY      CURRENCY      STOCKHOLDERS'
                                       OF SHARES     AMOUNT  PAR VALUE      DEFICIT      STOCK       TRANSLATION    EQUITY(DEFICIT)
                                     ------------  --------- ----------- -------------- ----------- ------------ ------------------

Balance at December 31, 1995         11,115,965    $ 111,160 $85,485,613 $ (58,916,131) $        0   $        0   $   26,680,642
 Conversion of preferred stock
  to common stock                        91,071          911     804,034            --          --           --          804,945
 Issuance of stock warrants                  --           --     300,000            --          --           --          300,000
 Exercise of stock options and
  warrants                               37,629          376     342,744            --          --           --          343,120
 Preferred stock dividend, net of
  forfeitures                                --           --          --    (1,369,665)         --           --       (1,369,665)
 Net loss for 1996                           --           --          --   (27,195,410)         --           --      (27,195,410)
                                     ------------   --------  ------------------------------------- ------------  -----------------
Balance at December 31, 1996         11,244,665      112,447  86,932,391   (87,481,206)          0            0         (436,368)
 Issuance of common stock                11,286          113     142,317            --          --           --          142,430
 Conversion of preferred stock
  to common stock                         1,176           12       9,988            --          --           --           10,000
 Issuance of common stock for
  the purchase of APSC                   85,715          857   1,199,143            --          --           --        1,200,000
 Issuance of warrants relating to
  Senior Notes and Senior
  Discount Notes, net                        --           --   9,082,262            --          --           --        9,082,262
 Exercise of stock options and
  warrants                              101,508        1,014   1,124,708            --          --           --        1,125,722
 Preferred stock dividend and
  accretion, net of forfeitures              --           --          --    (3,972,374)         --           --       (3,972,374)
 Foreign currency translation                --           --          --            --          --     (563,105)        (563,105)
 Purchase of treasury stock                  --           --          --            --     (91,490)          --          (91,490)
 Net loss for the six months
  ended June 30, 1997                        --           --          --   (50,729,073)         --           --      (50,729,073)
                                     ------------  --------- ----------- -------------- ----------- ------------ ------------------
Balance at June 30, 1997 (unaudited) 11,444,350(1) $ 114,443 $98,490,809 $(142,182,653) $  (91,490)  $ (563,105)  $  (44,231,996)
                                     ============  ========= =========== ============== =========== ============ ==================

See Notes to Consolidated Financial Statements.

(1)  Includes 269,274 treasury shares of which 259,515 are carried at no cost.

                           ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                             ---------------------------------------
                                                                                                    1997                   1996
                                                                                               -------------          -------------
OPERATING ACTIVITIES                                                                             (Unaudited)          (Unaudited)
Net loss                                                                                       $ (50,729,073)         $ (14,010,982)
Adjustments to reconcile net loss to net cash used in operating activities:
         Extraordinary loss on extinguishment of debt                                             15,763,220                     --
         Amortization and depreciation                                                            23,696,324             17,573,777
         Amortization of deferred financing costs                                                  1,177,549              1,065,294
         Provision for bad debts                                                                     500,000                449,999
         Satellite incentives and accrued interest                                                 1,315,433              1,144,508
         Capitalized interest                                                                     (2,454,183)                    --
         Accretion of interest on Senior Discount Notes                                           13,822,760                     --
         Accrued interest on restricted funds                                                     (3,956,969)                    --
         Accrued interest on Debentures                                                            2,187,500                     --
         Limited Partners' and minority interest in Orion Atlantic and
           other  consolidated entities                                                          (12,042,977)           (17,611,039)
         Gain on sale of assets                                                                           --                (27,369)
Changes in operating assets and liabilities:
         Accounts receivable                                                                        (654,744)              (389,227)
         Prepaid expenses and other current assets                                                (4,398,357)            (3,068,598)
         Other assets                                                                             (2,674,879)               158,903
         Accounts payable and accrued liabilities                                                 (2,299,481)            (4,929,754)
         Other current liabilities                                                                 1,120,897              3,309,244
         Interest payable                                                                         12,271,586             (1,176,745)
                                                                                               -------------          -------------
Net cash used in operating activities                                                             (7,355,394)           (17,511,989)

INVESTING ACTIVITIES
Capital expenditures                                                                              (8,954,510)            (7,625,166)
Restricted cash                                                                                 (401,377,439)                    --
Satellite construction costs                                                                     (47,826,399)                    --
Purchase of Teleport Europe, net of cash acquired                                                 (8,374,845)                    --
FCC license costs                                                                                   (179,129)               (26,325)
                                                                                               -------------          -------------
Net cash used in investing activities                                                           (466,712,322)            (7,651,491)

FINANCING ACTIVITIES
Limited Partners' capital contributions                                                                   --             18,044,446
Expenditures on debt and equity financing costs                                                  (26,065,789)                    --
Proceeds from issuance of common stock and subscriptions,
         net of issuance costs                                                                     1,125,722                148,886
Treasury stock                                                                                       (91,490)                    --
Proceeds from issuance of Debentures                                                              60,000,000                     --
Proceeds from issuance of Senior Notes                                                           445,000,000                     --
Proceeds from issuance of Senior Discount Notes                                                  265,397,000                     --
Repayment of senior note payable to banks                                                       (207,714,842)           (10,794,487)
Termination of interest cap agreements                                                            (5,287,827)                    --
Payment of satellite incentive obligations                                                       (15,697,271)                    --
Repayment of notes payable                                                                        (7,624,384)            (2,081,754)
Other                                                                                             (2,211,711)             7,779,247
                                                                                               -------------          -------------
Net cash provided by financing activities                                                        506,829,408             13,096,338

Net increase (decrease) in cash and cash equivalents                                              32,761,692            (12,067,142)
Cash and cash equivalents at beginning of period                                                  42,187,807             55,111,585
                                                                                               -------------          -------------
Cash and cash equivalents at end of period                                                      $ 74,949,499           $ 43,044,443
                                                                                               =============          =============

                           ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                  --------------------------------------------
                                                                                         1997                   1996
                                                                                  --------------------    --------------------
                                                                                      (Unaudited)            (Unaudited)

Transactions not providing or requiring cash:

    Property and equipment financed by capital leases                                 $     18,600           $        --
                                                                                  ====================    ====================
    Accrued preferred stock dividend and accretion, net of forfeitures                $  3,972,374           $   740,412
                                                                                  ====================    ====================
    Conversion of preferred stock to common stock                                     $     10,000           $   745,667
                                                                                  ====================    ====================
    Issuance of common stock for employees retirement (401K)                          $    142,430           $        --
                                                                                  ====================    ====================
    Issuance of common stock and warrants                                             $ 10,282,262           $        --
                                                                                  ====================    ====================
    Issuance of preferred stock                                                       $ 94,000,000           $        --
                                                                                  ====================    ====================
    Acquisition of Teleport Europe, net of cash acquired:

         Working capital deficit, net of cash acquired                                $    683,567           $        --

         Property and equipment                                                         (9,346,584)                   --

         Goodwill                                                                         (100,512)                   --

         Other assets                                                                      (88,928)                   --

         Non-current liabilities                                                           477,612                    --
                                                                                  --------------------    --------------------
    Net cash used to acquire Teleport Europe                                          $(8,374,845)           $        --
                                                                                  ====================    ====================

Interest paid during the period, net of amounts capitalized                           $10,775,797            $ 2,479,835
                                                                                  ====================    ====================

See Notes to Condensed Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the 1996 Orion Network Systems, Inc. Annual Report on Form 10-K (and amendment thereto on Form 10-K/A).

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

The Exchange and the acquisition by the Company of the only outstanding minority interest in the Company's subsidiary Asia Pacific Space and Communications, Ltd. from British Aerospace Satellite Investments, Inc. on January 8, 1997 (in exchange for approximately 86,000 shares of the Company's Common Stock) results in the Company owning 100% of Orion Atlantic and its other significant subsidiaries and, therefore, a greatly simplified corporate structure.

                          ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION (CONTINUED)

THE MERGER

The Exchange was conducted on a tax-free basis by means of a Merger (defined below) that was consummated on January 31, 1997. Pursuant to the Exchange Agreement, Orion Oldco Services, Inc., formerly known as Orion Network Systems, Inc. ("Old Orion"), formed the Company as a new Delaware corporation with a certificate of incorporation, bylaws and capital structure substantially identical in all material respects with those of Old Orion. Also pursuant to the Exchange Agreement, the Company formed a wholly owned subsidiary, Orion Merger Company, Inc. ("Orion Merger Subsidiary"). Pursuant to an Agreement and Plan of Merger, Orion Merger Subsidiary was merged with and into Old Orion, and Old Orion became a wholly owned subsidiary of the Company (the "Merger"). On January 31, 1997, the effective time of the merger, all of the stockholders of Old Orion received stock in the Company with substantially identical rights to the Old Orion stock they held prior to the effective time of the Merger. Following the Merger, the Company changed its name from Orion Newco Services, Inc. to Orion Network Systems, Inc. and the Company's wholly owned subsidiary Orion Network Systems, Inc. changed its name to Orion Oldco Services, Inc. The Exchange and Merger are describe in greater detail under the caption "The Merger, the Exchange and Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

The Company is the successor issuer to Old Orion and filed a Registration Statement on Form 8-B with the Securities and Exchange Commission on January 31, 1997, to register all the issued and outstanding shares of Common Stock and preferred stock of the Company. The Company is considered the successor to Old Orion for purposes of the NASDAQ National Market and the Company's Common Stock is quoted on the NASDAQ National Market under the trading symbol "ONSI".

FINANCINGS

On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one 11.25% Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of Common Stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5% Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant, and together with Senior Note Warrants, the "Warrants"). Interest on the Senior Notes will be payable semi-annually in cash on January 15 and July 15 of each year, with the first payment made on July 15, 1997. The Senior Discount Notes will not pay cash interest prior to January 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002. The exercise price for the Warrants will be $.01 per share of Common Stock of the Company. The shares of Common Stock of the Company initially issuable upon exercise of the Warrants represent approximately 2.62% of the outstanding Common Stock of the Company on a fully diluted basis as of January 31, 1997. The Bond Offering was underwritten by Morgan Stanley & Co. Incorporated and Merrill Lynch & Co. The foregoing description of the Notes is qualified in its entirety by the description of such Notes in the Indentures and notes documents, copies of which have been filed as exhibits to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

                          ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION (CONTINUED)

FINANCINGS (CONTINUED)

In addition, on January 31, 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures (the "Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Debentures and Matra Marconi Space purchased $10 million of the Debentures (collectively, the "Debentures Offering", and together with the Bond Offering, the "Financings"). The Debentures will mature in 2012, and will bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the company. The debentures are subordinated to all other indebtedness of the Company, including the Notes.

The net proceeds of the Bond Offering and Debentures Offering were used by the Company to repay the Orion 1 credit facility, pre-fund the first three years of interest payments on certain of the Notes, and will be used to build and launch two additional satellites, Orion 2 and Orion 3.

The extraordinary loss on extinguishment of debt of $15.8 million for the six months ended June 30, 1997 is the result of expensing unamortized deferred financing costs associated with the Orion 1 credit facility which was refinanced with the proceeds from the Bond offering and termination of a interest rate cap agreement.

ACQUISITION OF TELEPORT EUROPE GMBH

On March 26, 1997, Orion acquired German-based Teleport Europe GmbH ("Teleport Europe"), a communications company specializing in private satellite networks for voice and data services for $8.9 million. The Company has consolidated the operations of Teleport Europe for the six months ended June 30, 1997, retroactively to January 1, 1997. The effect of this consolidation on operations prior to acquisition was to increase consolidated revenues by approximately $4.1 million, increase total operating expenses by approximately $4.0 million and other expenses by approximately $0.7 million. The pre-acquisition loss of Teleport Europe of $0.6 million has been deducted from the consolidated statement of operations for the six months ended June 30, 1997.

BUSINESS AND OWNERSHIP

Orion Network Systems, Inc. is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of the following subsidiaries ("Subsidiary Guarantors"), the Company's principal business is the provision of satellite-based communications services:

                              Name                           Jurisdiction of organization or Incorporation
           -------------------------------------------      ----------------------------------------------
           Asia Pacific Space and
           Communications, Ltd.                                                 Delaware

           International Private
           Satellite Partners, L.P.                                             Delaware

           Orion  Network   Systems  -  Asia  Pacific,
           Inc.    (formerly    Orion   Asia   Pacific
           Corporation)                                                         Delaware

           Orion Network Systems - Europe, Inc.
           (formerly Orion Atlantic Europe, Inc.)                               Delaware


                          ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION (CONTINUED)

BUSINESS AND OWNERSHIP (CONTINUED)

                        Name                               Jurisdiction of organization or Incorporation
          ---------------------------------             ---------------------------------------------------
          OrionNet Finance Corporation                                       Delaware

          OrionNet, Inc.                                                     Delaware

          Orion  Network   Services,   Inc.
          (formerly     Orion     Satellite
          Corporation)                                                       Delaware

          Teleport Europe GmbH                                      Federal Republic of Germany

Each of the Subsidiary Guarantors is a wholly (100%) owned subsidiary of the Company. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries).

Separate financial statements of the Subsidiary Guarantors are not presented because (a) such Subsidiary Guarantors have jointly and severally guaranteed the Notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, and (c) management has determined that such information is not material to investors.

NOTE B. LONG-TERM DEBT

Long-term debt consists of the following:

                                                        JUNE 30,    DECEMBER 31,
                                                     -------------  -----------
                                                        1997           1996

Senior notes ($445.0 million, net of unamortized
 discount of $5.2 million)                           $ 439,825,447  $        --
Senior discount notes ($265.4 million, plus interest
 accretion of approximately $13.8 million, net of
 unamortized discount of $4.4 million)                 274,812,039            --
Convertible debentures                                  59,750,000            --
Senior notes payable - banks                                    --   207,714,842
Notes payable - TT&C Facility                            6,504,785     6,956,624
Satellite incentive obligations                          7,991,908    22,373,746
Notes payable - STET                                            --     5,550,000
Notes payable - limited partners                                --     8,050,000
Other                                                    2,636,433     2,566,687
                                                     -------------   -----------
         Total long-term debt                          791,520,612   253,211,899
Less: current portion                                    9,132,048    34,975,060
                                                     -------------   -----------
         Long-term debt less current portion         $ 782,388,564  $218,236,839
                                                     =============   ===========

                           ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

During the six months ended June 30, 1997, certain preferred stockholders exercised their right to convert 10 shares of preferred stock into 1,176 shares of Common Stock at prices ranging from $8.50 to $10.20 per share.

NOTE D. COMMITMENTS AND CONTINGENCIES

In October 1995, Skydata Corporation ("Skydata"), a former contractor, filed suit against Orion Atlantic, Orion Satellite Corporation and Orion, in the United States District Court for the Middle District of Florida, claiming that certain Orion Atlantic operations using frame relay switches infringe on a Skydata patent. Skydata's suit sought damages in excess of $10 million and asked that any damages assessed be trebled. On December 11, 1995, the Orion parties filed a motion to dismiss the lawsuit on the grounds of lack of jurisdiction and violation of a mandatory arbitration agreement. In addition, on December 19, 1995, the Orion parties filed a Demand for Arbitration against Skydata with the American Arbitration Association in Atlanta, Georgia, requesting damages in excess of $100,000 for breach of contract and declarations, among other things, that Orion and Orion Atlantic own a royalty-free license to the patent, that the patent is invalid and unenforceable and that Orion and Orion Atlantic have not infringed on the patent. On March 5, 1996, the court granted the Company's motion to dismiss the lawsuit on the basis that Skydata's claims are subject to arbitration. Skydata appealed the dismissal to the Untied States Court of Appeals for the Federal Circuit. Skydata also filed a counterclaim in the Arbitration proceedings asserting a claim for $2 million damages as a result of the conduct of Orion and its affiliates. On May 15, 1996, the arbitrator granted the Orion parties' request for an initial hearing on claims relating to the Orion parties' rights to the patent, including the co-ownership claim and other contractual claims.

On November 9, 1996, Orion and Skydata executed a letter with respect to the settlement in full of the pending litigation and arbitration. On August 12, 1997, the parties entered into a formal settlement. As part of the settlement, the parties released all claims by either side relating in any way to the patent and/or the pending litigation and arbitration. In addition, Skydata granted Orion (and its affiliates) an unrestricted, world-wide paid-up license to make, have made, use or sell products or methods under the patent and all other corresponding continuation and reissue patents. Orion is to pay Skydata $437,000 over a period of two years as part of the settlement.

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

Through January 31, 1997, Orion Satellite Corporation was the sole general partner in Orion Atlantic, L.P. ("Orion Atlantic") and had a 41 2/3% equity interest in Orion Atlantic. As a result of Orion's control of Orion Atlantic during 1996, Orion's consolidated financial statements include the accounts of Orion Atlantic. All of Orion Atlantic's revenues and expenses are included in Orion's consolidated financial statements, with appropriate adjustment to reflect the interests of the Limited Partners in Orion Atlantic's losses prior to the Exchange (as described in Note A to the Condensed Consolidated Financial Statements). The assets and liabilities reported in the consolidated balance sheet at December 31, 1996 primarily pertain to Orion Atlantic. Orion's consolidated financial statements also include the accounts of all other subsidiaries of Orion. See Note A to the Condensed Consolidated Financial Statements for a discussion of recent developments.

All subsidiaries of Orion ("Subsidiary Guarantors"), other than inconsequential subsidiaries, have unconditionally guaranteed the Notes (as defined below) on a joint and several basis. No restrictions exist on the ability of Subsidiary Guarantors to pay dividends or make other distributions to Orion, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

ORION 2 AND ORION 3 COMMENCEMENT OF CONSTRUCTION

Orion 2 and Orion 3 Construction Contracts. Orion commenced construction of Orion 2 in February 1997 under a satellite procurement contract with Matra Marconi Space. Orion commenced construction of Orion 3 in December 1996 under a satellite procurement contract with Hughes Space and Communications International, Inc.

Pre-Construction Lease on Orion 3. Orion has entered into a contract with DACOM Corp., a Korean communications company ("DACOM"), under which DACOM will, subject to certain conditions, lease eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for transponders (which is scheduled to occur by January 1999). Payments are subject to refund unless Orion 3 commences commercial operation by June 30, 1999.

OVERVIEW

Orion's revenues are principally generated under three to five year contracts for delivery of communications services. Such revenues are derived principally from recurring monthly fees from its customers, although many contracts include initial non-recurring installation and other fees. These non-recurring fees generally are structured to cover the Company's actual costs of installation of the customer's site-based equipment. The revenues from each contract vary, depending upon the type of service, amount of capacity, data handling ability of the network, the number of very small aperture terminals ("VSATs") (which generally are owned by Orion), value-added services and other factors. Depending on the complexity of the services to be provided to a customer, the period between the date of signature of a contract and the commencement of actual services (and receipt of fees) typically ranges from 30 days to six months. Substantially all of Orion's contracts are denominated in U.S. dollars, although some contracts are denominated in pounds sterling, deutschemarks, Austrian shillings or French francs. Orion begins to record revenues under its contracts upon service commencement to the customer.

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

Orion's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity (generally for services outside of the Orion 1 footprint); and (iii) associated miscellaneous expenses. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotion expenses. The Company has recently commenced a significant expansion of its marketing program and expects to continue this expansion through 1997. Due to the complexity of the Company's services, and the continued expansion of sales personnel, sales and marketing expense is expected to continue to increase significantly during 1997. Engineering and technical expenses, consisting principally of personnel costs and travel, relate to tracking, telemetry and command ("TT&C"), network monitoring, network design and similar activities. The Company constructed its TT&C facilities to control two satellites. As a result, the Company anticipates a slight increase in costs with Orion 2 and a more substantial increase in costs with Orion 3, which will require separate TT&C facilities. General and administrative expenses consist of in-orbit insurance premiums, personnel costs other than for sales, marketing and engineering, professional services, and occupancy costs. These costs will increase generally as the Company's operations expand. Specifically, in-orbit insurance costs will increase significantly following the launches of Orion 2 and Orion 3. Depreciation and amortization expenses result mainly from the depreciation of the Orion 1 satellite, VSATs and the related equipment to service the expansion of the private network communication services business as well as the amortization of goodwill and will increase substantially after the launch of Orion 2 and Orion 3. Interest income is primarily the result of interest earned on the proceeds form Orion's private and public financings. Interest costs have increased substantially as a result of the bond offering completed January 31, 1997. Orion's costs (other than sales commissions) generally do not vary substantially with the amount of revenue from Orion 1 satellite.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 1997 Compared to the Three and Six Month Periods Ended June 30, 1996.

Consolidation of Teleport Europe GmbH. On March 26, 1997, Orion acquired German-based Teleport Europe GmbH ("Teleport Europe"), a communications company specializing in private satellite networks for voice and data services. The Company has consolidated the operations of Teleport Europe for the six months ended June 30, 1997, retroactively to January 1, 1997. The effect of this consolidation on operations prior to acquisition was to increase consolidated revenues by approximately $4.1 million, increase total operating expenses by approximately $4.0 million and other expenses by approximately $0.7 million. The preacquisition loss of Teleport Europe of $0.6 million has been deducted from the consolidated statement of operations for the six months ended June 30, 1997.

         Revenue and bookings. Total revenue for the three and six months ended June 30, 1997 was $16.7 and $36.9 million, compared to $10.1 and $17.8 million for the same periods in 1996, an increase of 65% and 107%, respectively. Revenues from private communications network services were $7.8 and $15.7 million for the second quarter and year to date and $4.0 and $6.9 million for the comparable periods in 1996, as the number of customer sites in service increased approximately 148%. Revenues from video communications services and transponder capacity leasing were $8.7 and $16.9 million for the second quarter and year to date compared to $6.1 and $10.6

                          ORION NETWORK SYSTEMS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                   (CONTINUED)

million for the comparable periods in 1996. Revenues for the six months ended June 30, 1997, included $4.3 million of equipment sales of which $3.8 million was associated with a sales type lease to an existing customer.

At June 30, 1997, Orion had a customer contract backlog (representing future revenues under contract) of approximately $253.8 million compared to $132.1 million at June 30, 1996. Revenue from customer contract backlog is typically earned over contract terms of three to five years.

OPERATING EXPENSES

Direct expenses. Direct expenses for the three and six months ended June 30, 1997 were $3.3 million and $8.7 million as compared to $1.4 million and $2.5 million for the same periods in 1996. The increase of $1.9 million or 136% for the three months ended June 30, 1997 is attributable to additional leased space segment costs outside the Orion 1 footprint. The increase of $6.2 million, or approximately 248%, for the six months ended June 30, 1997, were primarily attributable to the cost of equipment associated with a sales-type equipment lease to an existing customer, leased space segment, site maintenance and other operational costs associated with the increased sites in service for the period.

Sales and marketing expenses. Sales and marketing expenses were $4.4 million and $8.6 million respectively, for the three and six months ended June 30, 1997, as compared to $2.9 million and $5.0 million for the same periods in 1996. The increase of $1.5 million or 52% and $3.6 million or 72% for the three and six months ended June 30, 1997, are related to additional sales personnel and commissions, consulting and advertising associated with the growth in private communications network service business.

Engineering and technical services expenses. Engineering and technical services expenses were $2.7 million and $5.4 million for the three and six months ended June 30, 1997, as compared to $2.1 million and $4.2 million for the comparable periods in 1996. The increase of $0.6 million or 29% and $1.2 million or 29%, respectively for the three and six months ended June 30, 1997 is related to additional engineering and technical staff associated with the Teleport Europe acquisition.

General and administrative expenses. General and administrative expenses were $5.0 million and $9.8 million for the three and six months ended June 30, 1997, compared to $4.1 million and $7.6 million for the same periods in 1996. The increase of $0.9 or 22% and $2.2 million or 29% for the three and six months ended June 30, 1997, was primarily due to additional administrative staff associated with the Teleport Europe acquisition, outside services and other expenses.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended June 30, 1997 was $12.1 million and $23.7 million, an increase of $3.4 million or 39%, and $6.1 million or 35% respectively, over the same periods in 1996. The increase is primarily a result from depreciation on the step up in basis on the Orion 1 satellite, the amortization of excess cost over fair value of net assets acquired from the acquisition of the Limited Partner's interest in Orion Atlantic and depreciation of ground equipment to service the expansion of the private network communication services business.

Interest. Interest income was $8.7 million and $12.1 million for the three and six months ended June 30, 1997, compared to $0.6 million and $1.3 million, an increase of $8.1 million or 1,350% and $10.8 million or 831% for the same periods in 1996. The increase in interest income during the first six months of 1997 is primarily a result of interest earned on the proceeds from the Company's public Bond Offering in January 1997. Interest expense, net of capitalized interest, was $22.4 million and $40.0 million for the three and six months ended June 30, 1997, and $6.3 million and $13.8 million for the comparable periods in 1996. The increase in interest expense of $26.2 million in

                          ORION NETWORK SYSTEMS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                   (CONTINUED)

the first six months of 1997 is attributable to additional interest resulting from the completion of the Company's financings in January 1997 (See Note A to the Condensed Consolidated Financial Statements).

Extraordinary loss on extinguishment of debt. The extraordinary loss on extinguishment of debt of $15.8 million for the six months ended June 30, 1997 is the result of expensing unamortized deferred financing costs of the Orion 1 credit facility which was refinanced with the proceeds from the Company's recent Bond Offering and termination of an interest rate cap agreement.

Net loss. The Company incurred net losses of $24.7 million and $50.7 million, $7.1 million and $14.8 million for the three and six months ended June 30, 1997 and 1996, respectively, after deduction of the limited partners' and minority interests' share in the Company's losses of $0 million and $12 million, $7.9 million and $17.6 million, respectively, and elimination of the preacquisition loss of Teleport Europe of $.6 million from the consolidated statement of operations for the six months ended June 30, 1997.

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

EXISTING CAPITAL RESOURCES. The net proceeds of the January 1997 Bond Offering to the Company were approximately $684 million, and the net proceeds of the Debentures Offering were approximately $59 million. Of the Bond Offering proceeds, approximately $223 million was used for repayment of the Orion 1 credit facility (including payment of accrued interest and hedge breakage costs), approximately $24 million was used to make certain initial payments for the Orion 2 satellite contract, approximately $13 million was used to pay accrued satellite incentive fees under the Orion 1 satellite contract and approximately $4 million was used to pay amounts owing to STET, a former limited partner of Orion Atlantic. As of June 30, 1997, the Company had cash and cash equivalents of $75 million and restricted and segregated cash of $405 million, including $267 million which was segregated by the Company to be used to make payments for additional satellites and certain related costs. The restricted and segregated cash included plus $134 million plus accrued interest of $3.9 million placed in a pledged account (to pre-fund the first six interest payments on the senior notes).

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

                           ORION NETWORK SYSTEMS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                   (CONTINUED)

The Notes have the benefit of guarantees issued by each of the material subsidiaries of the Company. The Senior Notes initially are secured by the securities purchased with the $134 million held in a pledged account until the Company makes the first six scheduled interest payments on the Senior Notes and thereafter the Senior Notes will be unsecured. The Senior Discount Notes are unsecured. The Notes are redeemable, at the Company's option, in whole or in part, at any time on or after January 15, 2002 at specified redemption prices. In the event of a change in control (as defined in the indentures relating to the Notes), the Company will be obligated to make an offer to purchase all outstanding Notes at a purchase price equal to 101% of their principal or accreted value, plus accrued and unpaid interest thereon to the repurchase date.

The indebtedness evidenced by the Notes ranks pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company and the guarantors, respectively, and senior in right of payment to all existing and future subordinated indebtedness of the Company and the guarantors. The indentures relating to the Notes (the "Indentures") contain certain covenants which, among other things, restrict distributions to stockholders of the Company, the repurchase of equity interests in the Company and the making of certain other investments and restricted payments, the incurrence of additional indebtedness by the Company and its restricted subsidiaries, the creation of certain liens, certain asset sales, transactions with affiliates and related parties, and mergers consolidations. The foregoing description of the notes is qualified in its entirety by the terms of such Notes contained in the Indentures and Notes documents.

DEBENTURES. In January 1997, the Company also completed the sale of $60 million of its Debentures to British Aerospace ($50 million) and Matra Marconi Space ($10 million). The Debentures will mature in 2012, and will bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the Company at prices of between $10.21 and $14.00 per share, depending on the average trading prices of the Common Stock during the applicable measurement period. The Debentures (and accrued but unpaid interest) may be converted in whole or in part into Common Stock at any time at an initial conversion rate of $14.00 per share, as adjusted for stock splits or other recapitalizations, certain dividends or issuances of stock to all stockholders, issuances of stock (or certain rights to acquire stock) at a price per share below $14.00 and other events.

Orion may at any time (except during 90 days after a change in control) redeem all or part (but not less than 25% on any one occasion) of the Debentures for cash consideration determined by multiplying the number of shares of Common Stock issuable upon conversion of the Debentures by the greater of (i) the average price of the Common Stock over the 20 trading days preceding the redemption or (ii) $17.50 per share. Alternatively, Orion, in its sole discretion, may effect the sale through a public or private offering, of the Common Stock underlying the Debentures or received as payment of dividends on, the Debentures. In such event, the holders of the Debentures will be entitled to receive a price per share equal to the greater of (a) at least 95% of the average closing price of the Common Stock over the preceding 20 trading days or
(b) $17.50 per share. From and after the time when less than $50 million of Notes remain outstanding, in the event of a change of control of Orion (defined as the acquisition by any stockholder of a majority of the voting securities of Orion), either Orion or any holder of the Debentures may, within 90 days after such change of control, require the sale of the Debentures, as converted into Common Stock, to Orion for a purchase price equal to the greater of (a) the price payable in an optional redemption (as described above) and (b) the price paid to holders of Common Stock in the change of control transaction. The Indentures for the Notes contain a covenant which will effectively prohibit Orion from honoring such right.

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

                           ORION NETWORK SYSTEMS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

OTHER INDEBTEDNESS AND OTHER OBLIGATIONS. At June 30, 1997, the Company had outstanding indebtedness of approximately $6.5 million under a seven year term loan provided by General Electric Capital Corporation ("GECC") for the TT&C facility and various assets relating thereto. Additionally, at June 30, 1997 the Company had obligations of approximately $8.0 payable to the manufacturer of Orion 1 through 2007.

Current Funding Requirements. Based upon its current expectations for growth, the Company anticipates it will have substantial funding requirements over the next three years to fund the costs of Orion 2 and Orion 3, the purchase of VSATs, other capital expenditures and other capital needs. Interest charges on the Senior Notes over the next three years are fully provided for by restricted cash.

The in-orbit delivered costs of the Orion 2 and Orion 3 satellites are expected to aggregate approximately $500 million. In addition to the $48 million incurred through the second quarter of 1997, Orion will need to make payments of approximately $50 million, $350 million and $50 million in 1997, 1998 and 1999, respectively. These amounts include the Company's estimate regarding the cost of launch insurance, although the Company has not had material discussions with potential insurers and has not received any commitment to provide insurance. The contracts for Orion 2 and Orion 3 provide firm fixed prices for the construction and launch of those satellites and provides for penalties in the event of late delivery by the manufacturer, however, the Company's actual payments could be substantially higher due to any change orders for the satellites, insurance rates, delays and other factors.

The Company anticipates that its existing cash balances and payments under the DACOM contract will be sufficient to meet substantially all of its capital requirements for the delivery in orbit of Orion 2 and Orion 3. In connection with the Bond Offering, the Company segregated $273 million of the net proceeds to make payments for additional satellites and certain related costs (or to pay interest and principal on the Notes). The Company also can use a portion of its working capital for such costs if it chooses to do so. The Company had working capital of $89.7 million at June 30, 1997. However, there can be no assurance that cost increases for Orion 2 and/or Orion 3 due to change orders, insurance rates or construction delays, among other factors may not increase the Company's capital requirements or that the Company's growth may vary from its expectations resulting in changes in its cash requirements or expected cash.

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

                          ORION NETWORK SYSTEMS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 1995, Skydata Corporation ("Skydata"), a former contractor, filed suit against Orion Atlantic Orion Satellite Corporation and Orion, in the United States District Court for the Middle District of Florida, claiming that certain Orion Atlantic operations using frame relay switches infringe a Skydata patent. Skydata's suit sought damages in excess of $10 million asked that any damages assessed be trebled. On December 11, 1995, the Orion parties filed a motion to dismiss the lawsuit on the grounds of lack of jurisdiction and violation of a mandatory arbitration agreement. In addition, on December 19, 1995, the Orion parties filed a Demand for Arbitration against Skydata with the American Arbitration Association in Atlanta, Georgia, requesting damages in excess of $100,000 for breach of contract and declarations, among other things, that Orion and Orion Atlantic own a royalty-free license to the patent, that the patent is invalid and unenforceable and that Orion and Orion Atlantic have not infringed on the patent. On March 5, 1996, the court granted the Company's motion to dismiss the lawsuit on the basis that Skydata's claims are subject to arbitration. Skydata appealed the dismissal to the United States Court of Appeals for the Federal Circuit. Skydata also filed a counterclaim in the arbitration proceedings asserting a claim for $2 million damages as a result of the conduct of Orion and its affiliates. On May 15, 1996, the arbitrator granted the Orion parties' request for an initial hearing on claims relating to the Orion parties' rights to the patent, including the co-ownership claim and other contractual claims.

On November 9, 1996, Orion and Skydata executed a letter with respect to the settlement in full of the pending litigation and arbitration. On August 12, 1997, the parties entered into a formal settlement. As part of the settlement, the parties released all claims by either side relating in any way to the patent and/or the pending litigation and arbitration. In addition, Skydata granted Orion (and its affiliates) an unrestricted, world-wide paid-up license to make, have made, use or sell products or methods under the patent and all other corresponding continuation and reissue patents. Orion is to pay Skydata $437,000 over a period of two years as part of the settlement.


ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

                           ORION NETWORK SYSTEMS, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a) The 1997 Annual Meeting of Stockholders of the Company was held on May 22, 1997.

     (b)  Not applicable.

     (c) The results of the voting at the Annual Meeting of Stockholders was as follows:

          (1)Election of Directors:


          Nominee         Term Expires             For             Against
---------------------- -------------------- ------------------- --------------

Richard J. Brekka             2000             18,464,203          136,506
Warren B. French, Jr.         2000             18,464,203          136,506
W. Anthony Rice               2000             18,464,203          136,506

          (2)  Adoption of Employee Stock Purchase Plan:

              For:    15,280,148
              Against:    52,766
              Abstain:   941,464

          (3)  Adoption of 1997 Stock Option Plan:

              For:    14,705,441
              Against:   594,059
              Abstain:   950,875

          (4) Approval of the Restated Certification of Incorporation of Orion Oldco Services, Inc.

              For:    14,956,147
              Against:    25,878
              Abstain:   160,162

          (5)  Approval of Puente Stock Option Agreement:

              For:    14,956,147
              Against:   178,426
              Abstain: 1,008,602

          (6)  Approval of Hauser Stock Option Agreement:

              For:    14,895,202
              Against:   238,221
              Abstain: 1,009,952

          (7)  Ratification of Selection of Independent Auditors:

              For:    18,588,996
              Against:    11,301
              Abstain:   100,412

                           ORION NETWORK SYSTEMS, INC.

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-K:

          10.1 Amendment No. 1 to the Joint Investment Agreement, effective as of July __, 1997, by and between Orion Asia Pacific Corp. and Dacom Corp.

          11.1 Statement regarding: Computation of Net Loss Per Common Share

          27   Financial Data Schedule

     a.   Reports on Form S-K during the six months ended June 30, 1997.


           The Company filed a Current Report on Form 8-K dated March 14, 1997. Reporting cosummation of the Exchange. The Company also filed a Current Report on Form 8-K dated March 26, 1997, reporting consummation of the acquisition of Teleport Europe.

                          ORION NETWORK SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ORION NETWORK SYSTEMS, INC.
                                      --------------------------------------
                                      (Registrant)


Date: August 13, 1997                 /s/ W. Neil Bauer
                                      --------------------------------------
                                      W. Neil Bauer, President
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)



Date: August 13, 1997                 /s/ David J. Frear
                                      --------------------------------------
                                      David J. Frear, Vice President
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)