Form 10-Q
period 1997-09-30
ORION NETWORK SYSTEMS INC/NEW/
filed 1997-11-14
CIK 1029850

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                        Commission file number 000-22085

                           ORION NETWORK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

              Delaware                                      52-2008654
              --------                                      ----------
     (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization No. )                   Identification)



2440 Research Boulevard, Suite 400, Rockville, Maryland               20850
-------------------------------------------------------               -----
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                          Outstanding at September 30, 1997
                -----                          ---------------------------------
    Common Stock, $.01 par value                       11,406,162 shares

                                                  INDEX

                                      ORION NETWORK SYSTEMS, INC.

                                                                                                         PAGE
                                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets---September 30, 1997 and  December 31, 1996.............   3


          Condensed Consolidated Statements of Operations --- three and nine months ended
          September 30, 1997 and 1996...................................................................   5

          Condensed Consolidated Statements of Changes in Stockholders' Deficit --- Year ended
          December 31, 1996 and nine months ended September 30, 1997....................................   6

          Condensed Consolidated Statements of Cash Flows --- nine months ended
          September 30, 1997 and 1996...................................................................   7

          Notes to Condensed Consolidated Financial Statements..........................................   9


Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations.................................................................................  15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................  22

Item 2.   Changes in Securities.........................................................................  22

Item 3.   Defaults upon Senior Securities...............................................................  22

Item 4.   Submission of  Matters to a Vote of Security Holders..........................................  22

Item 5.   Other Information.............................................................................  22

Item 6.   Exhibits and Reports on Form 8-K..............................................................  23


Signatures..............................................................................................  24

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS


                           ORION NETWORK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                           1997                 1996
                                                                      ------------          -----------
                                                                      (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                       $      82,811,224     $     42,187,807

   Restricted assets                                                      50,064,014                   --

   Accounts receivable                                                    10,616,434            6,473,316

   Prepaid expenses and other current assets                               8,075,496            3,583,403
                                                                           ---------            ---------
Total current assets                                                     151,567,168           52,244,526

Restricted and segregated assets, including accrued interest
   of approximately $2.6 million                                         309,733,601                   --


Property and equipment at cost:
   Land                                                                       73,911               73,911

   Telecommunications equipment                                           39,640,596           25,342,528

   Furniture and computer equipment                                        7,662,047            4,849,711

   Satellite and related equipment                                       322,316,778          321,247,346
                                                                         -----------          -----------
                                                                         369,693,332          351,513,496

     Less: accumulated depreciation                                      (66,041,278)         (68,224,957)

   Satellite construction in progress, including capitalized
     interest of $4.5 million                                             85,161,019            4,560,844
                                                                          ----------            ---------

   Net property and equipment                                            388,813,073          287,849,383

Deferred financing costs, net                                             22,958,747           12,918,233

Goodwill and other assets, net                                            28,370,849            5,252,302
                                                                          ----------            ---------

TOTAL ASSETS                                                            $901,443,438         $358,264,444
                                                                        ============         ============

See Notes to Condensed Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                                           1997                   1996
                                                                                       -------------         -------------
                                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                  $       3,014,835     $      6,411,028
   Accrued liabilities                                                                      11,029,550            7,653,208
   Other current liabilities                                                                 7,889,160            5,406,072
   Interest payable                                                                         11,314,851            8,583,882
   Current portion of long-term debt                                                         9,161,559           34,975,060
                                                                                             ---------           ----------
     Total current liabilities                                                              42,409,955           63,029,250

Long-term debt                                                                             790,561,141          218,236,839
Other liabilities                                                                           21,849,605           46,402,299

Limited Partners' interest in Orion Atlantic                                                        --           10,130,058

Redeemable preferred stock:
   Series A 8% Cumulative Redeemable Convertible Preferred
     Stock, $.01 par value, 15,000 shares authorized; 13,845 and
     13,871 shares issued and outstanding, plus accrued dividends                           16,897,297           16,097,880
   Series B 8%  Cumulative  Redeemable  Convertible  Preferred  Stock,  $.01 par
     value, 5,000 shares authorized; 4,295 and 4,298
     shares issued and outstanding, plus accrued dividends                                   5,058,832            4,804,486
   Series C 6%  Cumulative  Redeemable  Convertible  Preferred  Stock,  $.01 par
      value, 150,000 shares authorized; 123,172 and 0
     shares issued and outstanding, plus accrued dividends and accretion                    95,911,432                   --

Stockholders' deficit:
   Common stock, $.01 par value, 40,000,000 shares authorized;
      11,406,162 and 10,985,150 shares outstanding                                             116,755              112,447
   Capital in excess of par value                                                          101,473,379           86,932,391
   Treasury stock, 269,274 and 259,515 shares                                                  (91,490)                  --
   Foreign currency translation                                                               (742,614)                  --
   Accumulated deficit                                                                    (172,000,854)         (87,481,206)
                                                                                          ------------          -----------
     Total stockholders' deficit                                                           (71,244,824)            (436,368)
                                                                                           -----------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $     901,443,438    $     358,264,444
                                                                                     =================    =================

See Notes to Condensed Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                             ---------------------------------    ---------------------------------
                                                                   1997              1996              1997              1996
                                                                   ----              ----              ----              ----
                                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
REVENUE                                                      $    17,618,704     $  12,246,599   $  54,538,878     $    30,015,517

OPERATING EXPENSES:
   Direct                                                          4,259,824         1,800,065      12,991,843           4,285,834
   Sales and marketing                                             4,819,732         2,753,409      13,381,240           7,792,666
   Engineering and technical services                              2,691,888         2,143,303       8,094,979           6,333,525
   General and administrative                                      4,990,995         3,871,365      14,750,878          11,469,235
   Depreciation and amortization                                  12,126,705         8,829,170      35,823,029          26,402,947
                                                                  ----------         ---------      ----------          ----------
     Total operating expenses                                     28,889,144        19,397,312      85,041,969          56,284,207
                                                                  ----------        ----------      ----------          ----------

LOSS FROM OPERATIONS                                             (11,270,440)       (7,150,713)    (30,503,091)        (26,268,690)

OTHER EXPENSE (INCOME):
   Interest income                                                (6,123,441)         (530,651)    (18,253,925)         (1,841,868)
   Interest expense                                               22,330,637         6,398,747      62,290,316          20,228,519
   Other                                                              32,064           (33,868)        605,295             (48,356)
                                                                  ----------        ----------       ----------         ----------
     Total other expense (income)                                 16,239,260         5,834,228      44,641,686          18,338,295
                                                                  ----------        ----------       ----------         ----------
Loss before extraordinary loss on extinguishment of debt,
   minority interest and preacquisition loss of acquired
   subsidiary                                                    (27,509,700)      (12,984,941)    (75,144,777)        (44,606,985)

Extraordinary loss on extinguishment of debt                              --               --      (15,763,220)               --

Limited Partners' and minority interest in the net loss of
   Orion Atlantic and other consolidated entities                         --         7,188,636      12,042,978         24,799,698

Preacquisition loss of acquired subsidiary                                --              --           626,246                --
                                                                   ----------        ----------       ----------        ----------
NET LOSS                                                         (27,509,700)       (5,796,305)    (78,238,773)        (19,807,287)

Preferred stock dividend and accretion, net of forfeitures         2,308,501           265,873       6,280,875           1,006,285
                                                                  ----------        ----------       ----------         ----------
Net loss attributable to common stockholders                   $ (29,818,201)    $  (6,062,178)  $ (84,519,648)      $ (20,813,572)
                                                               =============     =============     =============      =============

Net loss per common share                                      $       (2.63)    $       (0.55)  $       (7.53)      $       (1.90)
                                                               =============     =============    =============       =============

Weighted average common shares outstanding                        11,335,347        10,964,945      11,221,618          10,943,287
                                                               =============     =============    =============       =============
See Notes to Condensed Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                               COMMON STOCK
                                          ----------------------         CAPITAL IN
                                            NUMBER                      EXCESS OF PAR
                                          OF SHARES         AMOUNT         VALUE
                                          ---------         ------      ---------------
Balance at December 31, 1995              11,115,965       $ 111,160     $ 85,485,613
   Conversion of preferred stock
      to common stock                         91,071             911          804,034
   Issuance of stock warrants                     --              --          300,000
   Exercise of stock options and
     warrants                                 37,629             376          342,744
   Preferred stock dividend, net of
     forfeitures                                  --              --               --
   Net loss for 1996                              --              --               --
                                          ----------         -------       ----------
Balance at December 31, 1996              11,244,665         112,447       86,932,391
   Issuance of common stock                   11,286             113          142,317
   Conversion of preferred stock
      to common stock                          3,350              34           28,966
   Issuance of common stock for
      the purchase of APSC                    85,715             857        1,199,143
   Issuance of common stock for
     interest payments                       205,229           2,052        2,622,947
   Issuance of warrants relating to
     Senior Notes and Senior
     Discount Notes, net                          --              --        9,223,674
   Exercise of stock options and
     warrants                                105,746           1,057        1,167,117
   Employee Stock Purchase Plan               19,445             195          156,824
   Preferred stock dividend and                                   --              --
     accretion, net of forfeitures                --
    Foreign currency translation                  --              --               --
    Purchase of treasury stock                    --              --               --
    Net loss for the nine months
     ended September 30, 1997                     --              --               --
                                           ----------         -------       ----------
Balance at September 30, 1997
    (unaudited)                            11,675,436 (1)   $ 116,755    $ 101,473,379
                                           =============    =========    =============

                                                                         FOREIGN            TOTAL
                                              ACCUMULATED     TREASURY    CURRENCY       STOCKHOLDERS'
                                                DEFICIT         STOCK    TRANSLATION    EQUITY(DEFICIT)
                                              -----------     ---------  -----------    ---------------
Balance at December 31, 1995               $ (58,916,131)          $0         $   0      $  26,680,642
   Conversion of preferred stock
      to common stock                                 --           --            --            804,945
   Issuance of stock warrants                         --           --            --            300,000
   Exercise of stock options and
     warrants                                         --           --            --            343,120
   Preferred stock dividend, net of
     forfeitures                              (1,369,665)          --            --         (1,369,665)
   Net loss for 1996                         (27,195,410)          --            --        (27,195,410)
                                              -----------     ---------    --------         -----------
Balance at December 31, 1996                 (87,481,206)           0             0           (436,368)
   Issuance of common stock                           --           --            --            142,430
   Conversion of preferred stock
      to common stock                                 --           --            --             29,000
   Issuance of common stock for
      the purchase of APSC                            --           --            --          1,200,000
   Issuance of common stock for
     interest payments                                --           --            --          2,624,999
   Issuance of warrants relating to
     Senior Notes and Senior
     Discount Notes, net                              --           --            --          9,223,674
   Exercise of stock options and
     warrants                                         --           --            --          1,168,174
   Employee Stock Purchase Plan                       --           --            --            157,019
   Preferred stock dividend and
     accretion, net of forfeitures            (6,280,875)          --            --         (6,280,875)
    Foreign currency translation                      --           --      (742,614)          (742,614)
    Purchase of treasury stock                        --      (91,490)           --            (91,490)
    Net loss for the nine months
     ended September 30, 1997                (78,238,773)          --            --        (78,238,773)
                                             -----------     ---------    ---------        -----------
Balance at September 30, 1997
     (unaudited)                           $(172,000,854)    $(91,490)   $ (742,614)    $  (71,244,824)
                                           =============     ========    ==========     ==============

See Notes to Condensed Consolidated Financial Statements.

----------------
(1) Includes 269,274 treasury shares of which 259,515 are carried at no cost.

                           ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                -------------------------------------------------
                                                                                          1997                   1996
                                                                                          ----                   ----
OPERATING ACTIVITIES                                                                  (Unaudited)            (Unaudited)
Net loss                                                                           $  (78,238,773)        $ (19,807,287)
Adjustments to reconcile net loss to net cash used in operating activities:
   Extraordinary loss on extinguishment of debt                                        15,763,220                    --
   Amortization and depreciation                                                       35,823,029            26,402,947
   Amortization of deferred financing costs                                             2,381,556             1,597,941
   Provision for bad debts                                                                796,618               524,999
   Satellite incentives and accrued interest                                            2,008,286             1,747,334
   Accretion of interest on Senior Discount Notes                                      22,116,416                    --
   Accrued interest on restricted funds                                                (2,615,846)                   --
   Accrued interest on Debentures                                                       3,500,000                    --
   Limited Partners' and minority interest in Orion Atlantic and other
     consolidated entities                                                            (12,042,978)          (24,799,698)
   Gain on sale of assets                                                                      --               (41,054)
Changes in operating assets and liabilities:
   Accounts receivable                                                                 (1,532,969)           (1,143,969)
   Prepaid expenses and other current assets                                           (3,506,075)           (2,443,453)
   Other assets                                                                        (2,742,643)              427,741
   Accounts payable and accrued liabilities                                            (3,224,095)           (5,818,070)
   Other current liabilities                                                            1,888,731             3,279,274
   Interest payable                                                                     1,848,615            (4,876,714)
                                                                                        ---------            ----------
Net cash used in operating activities                                                 (17,776,908)          (24,950,009)

INVESTING ACTIVITIES
Capital expenditures                                                                  (11,924,223)          (10,266,012)
Restricted assets                                                                    (357,181,769)                   --
Satellite construction costs, including capitalized interest                          (80,600,175)                   --
Purchase of Teleport Europe, net of cash acquired                                      (8,374,845)                   --
Deferred revenue                                                                       12,250,000                    --
FCC license costs                                                                        (182,708)             (117,600)
                                                                                         --------              --------
Net cash used in investing activities                                                (446,013,720)          (10,383,612)

FINANCING ACTIVITIES
Limited Partners' capital contributions                                                        --            30,135,000
Debt and equity financing costs                                                       (25,959,140)                   --
Proceeds from issuance of common stock and subscriptions,
   net of issuance costs                                                                1,325,160               219,380
Treasury stock purchase                                                                   (91,490)                   --
Proceeds from issuance of debt                                                        770,397,000                    --
Repayment of senior note payable to banks and notes payable                          (215,580,900)          (25,096,436)
Termination of interest cap agreements                                                 (5,287,827)                   --
Payment of satellite incentive obligations                                            (16,866,717)                   --
Other                                                                                  (3,522,041)           11,620,711
                                                                                       ----------            ----------
Net cash provided by financing activities                                             504,414,045            16,878,655

Net increase (decrease) in cash and cash equivalents                                   40,623,417           (18,454,966)
Cash and cash equivalents at beginning of period                                       42,187,807            55,111,585
                                                                                       ----------            ----------
Cash and cash equivalents at end of period                                         $   82,811,224       $    36,656,619
                                                                                   ==============       ===============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                               NINE MONTHS ENDED
                                                                                   ------------------------------------------
                                                                                                 SEPTEMBER 30,
                                                                                           1997                  1996
                                                                                           ----                  ----
                                                                                       (Unaudited)           (Unaudited)

Transactions not providing or requiring cash:

   Property and equipment financed by capital leases                                 $      18,600         $          --
                                                                                     =============         =============

   Accrued preferred stock dividend and accretion, net of forfeitures                $   6,280,875         $   1,108,232
                                                                                     =============         =============

   Conversion of preferred stock to common stock                                     $      29,000         $     804,945
                                                                                     =============         =============

   Issuance of common stock for employees retirement (401-K)                         $     142,430         $          --
                                                                                     =============         =============

   Issuance of common stock and warrants                                             $  13,048,673         $          --
                                                                                     =============         =============

   Issuance of preferred stock                                                       $  94,000,000         $          --
                                                                                     =============         =============

   Acquisition of Teleport Europe, net of cash acquired:

     Working capital deficit, net of cash acquired                                   $     683,567         $         --

     Property and equipment                                                             (9,346,584)                  --

     Other, net                                                                            288,172                   --

   Net cash used to acquire Teleport Europe                                          $  (8,374,845)       $          --
                                                                                     =============        =============

Interest paid during the period, net of amounts capitalized                          $  33,709,344        $  11,436,501
                                                                                     =============        =============

See Notes to Condensed Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the 1996 Orion Network Systems, Inc. Annual Report on Form 10-K (and amendment thereto on Form 10-K/A).

BUSINESS AND OWNERSHIP

Orion Network Systems, Inc. is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of the following subsidiaries ("Subsidiary Guarantors"), the Company's principal business is the provision of satellite-based communications services:

                                                        Jurisdiction of organization or
                    Name                                         Incorporation
                    ----                                         -------------

Asia Pacific Space and Communications, Ltd.                        Delaware

International Private Satellite Partners, L.P.                     Delaware

Orion Network Systems-Asia Pacific, Inc.
(formerly known as Orion Asia Pacific Corporation)                 Delaware

Orion Network Systems-Europe, Inc.
(formerly known as Orion Atlantic                                  Delaware
Europe, Inc.)

OrionNet Finance Corporation                                       Delaware

OrionNet, Inc.                                                     Delaware

Orion Network Services, Inc.
(formerly known as Orion Satellite Corporation)                    Delaware

Orion Network Systems-Europe GmbH
(formerly known as Teleport Europe GmbH)             Federal Republic of Germany


Each of the Subsidiary Guarantors is a wholly-owned (100%) subsidiary of the Company. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries).

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

RECENT DEVELOPMENTS

PENDING ACQUISITION OF THE COMPANY BY LORAL

On October 7, 1997, Orion, Loral Space & Communications Ltd. ("Loral") and Loral Satellite Corporation, a wholly-owned subsidiary of Loral ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into the Company, with the Company being the surviving corporation and thereby becoming a wholly-owned subsidiary of Loral (the "Loral Merger").

The Merger Agreement provides that (i) each share of Common Stock, excluding treasury shares and shares owned by Loral or its subsidiaries, will be converted into and exchanged for the right to receive the number of fully paid and nonassessable shares of common stock, par value $.01 per share, of Loral ("Loral Common Stock") equal to the Exchange Ratio (as described below), (ii) each share of the Company's Series A 8% Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"), Series B 8% Cumulative Redeemable Convertible Preferred Stock (the "Series B Preferred Stock" and together with the Series A Preferred Stock, the "Senior Preferred Stock") and Series C Preferred Stock (the Series C Preferred Stock and Senior Preferred Stock are hereinafter referred to as the "Senior Preferred Stock") will be converted into and exchanged for the right to receive the number of fully paid and nonassessable shares of Loral Common Stock equal to the Exchange Ratio multiplied by the number of shares of Common Stock into which such share of Preferred Stock was convertible immediately prior to the Effective Time of the Loral Merger, (iii) each outstanding stock option to purchase shares of Orion Common Stock will be converted into an option to acquire the number of shares of Loral Common Stock equal to the Exchange Ratio multiplied by the number of shares of Common Stock for which such option was exercisable, and (iv) each outstanding warrant to purchase shares of Orion Common Stock will be converted into a warrant to acquire the number of shares of Common Stock equal to the Exchange Ratio multiplied by the number of shares of Company Common Stock for which such warrant was exercisable.

Pursuant to the terms of the Merger Agreement, the Exchange Ratio is determined as follows:

(i) if the average of the volume-weighted average trading prices of Loral Common Stock for the twenty consecutive trading days on which trading of Loral Common Stock occurs ending the tenth trading day immediately prior to the closing date for the Loral Merger (the "Determination Price") is less than $24.458 but greater than $16.305, the Exchange Ratio is the quotient obtained by dividing $17.50 by the Determination Price,

(ii) if the Determination Price is equal to or greater than $24.458, the Exchange Ratio is 0.71553 and

(iii) if the Determination Price is equal to or less than $16.305, the Exchange Ratio is 1.07329.

                           ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION (CONTINUED)

The Loral Merger is subject to a number of conditions, including approval by Orion's stockholders, approval by the Federal Communications Commission and other regulatory approvals. Although not a condition of the Loral Merger, Orion intends to seek an Internal Revenue Service ruling as to eligibility for a tax-free exchange.

In connection with the Merger Agreement, certain principal stockholders of Orion and members of Orion's management have agreed to vote in favor of the Loral Merger and have granted to the Loral the right to purchase their securities in Orion for a price equal to the Loral Merger consideration under certain circumstances. The Company expects the Loral Merger to be consummated by the first quarter of 1998.

The foregoing descriptions of the Merger Agreement and Principal Stockholder Agreement with Loral do not purport to be complete. The Merger Agreement and Principal Stockholder Agreement have been filed as exhibits 2.1 and 2.2, respectively, to Company's Current Report on Form 8-K dated October 9, 1997, and are incorporated herein by reference.

OTHER RECENT DEVELOPMENTS

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

Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged (the "Exchange"), their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C Preferred Stock. In addition, the Company acquired certain rights held by certain of the Exchanging Partners to receive repayment of various advances (aggregating approximately $41.4 million at December 31, 1996). The 123,172 shares of Series C Preferred Stock issued in the Exchange are convertible into approximately 7 million shares of the Company's Common Stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company. The exchange is described in greater detail under the caption "The Merger, the Exchange and the Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

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

THE MERGER

The Exchange was conducted on a tax-free basis by means of an Orion Merger (defined below) that was consummated on January 31, 1997. Pursuant to the Exchange Agreement, Orion Oldco Services, Inc., formerly known as Orion Network Systems, Inc. ("Old Orion"), formed the Company as a new Delaware corporation with a certificate of incorporation, bylaws and capital structure substantially identical in all material respects with those of

                           ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION (CONTINUED)

Old Orion. Also pursuant to the Exchange Agreement, the Company formed a wholly-owned subsidiary, Orion Merger Company, Inc. ("Orion Merger Subsidiary"). Pursuant to an Agreement and Plan of Merger, Orion Merger Subsidiary was merged with and into Old Orion, and Old Orion became a wholly-owned subsidiary of the Company (the "Orion Merger"). On January 31, 1997, the effective time of the Orion Merger, all of the stockholders of Old Orion received stock in the Company with substantially identical rights to the Old Orion stock they held prior to the effective time of the Orion Merger. Following the Orion Merger, the Company changed its name from Orion Newco Services, Inc. to Orion Network Systems, Inc. and the Company's wholly-owned subsidiary Orion Network Systems, Inc. changed its name to Orion Oldco Services, Inc. The Exchange and Orion Merger are describe in greater detail under the caption "The Merger, the Exchange and Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

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

FINANCINGS

On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one 11.25% Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of Common Stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5% Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant, and together with Senior Note Warrants, the "Warrants"). Interest on the Senior Notes will be payable semi-annually in cash on January 15 and July 15 of each year, with the first payment made on July 15, 1997. The Senior Discount Notes will not pay cash interest prior to July 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002. The exercise price for the Warrants will be $.01 per share of Common Stock of the Company. The shares of Common Stock of the Company initially issuable upon exercise of the Warrants represent approximately 2.62% of the outstanding Common Stock of the Company on a fully diluted basis as of January 31, 1997. The Bond Offering was underwritten by Morgan Stanley & Co. Incorporated and Merrill Lynch & Co. The foregoing description of the Notes is qualified in its entirety by the description of such Notes in the Indentures and notes documents, copies of which have been filed as exhibits to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

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

The extraordinary loss on extinguishment of debt of $15.8 million in 1997 is the result of expensing unamortized deferred financing costs associated with the Orion 1 credit facility which was refinanced with the proceeds from the Bond offering and termination of a interest rate cap agreement.

ACQUISITION OF TELEPORT EUROPE GMBH

On March 26, 1997, Orion acquired German-based Teleport Europe GmbH, whose name was subsequently changed to Orion Network Systems-Europe GmbH ("Orion Europe"), a communications company specializing in private satellite networks for voice and data services for $8.9 million. The Company has consolidated the operations of Orion Europe for the nine months ended September 30, 1997, retroactively to January 1, 1997. The effect of this consolidation on operations prior to acquisition was to increase consolidated revenues by approximately $4.1 million, increase total operating expenses by approximately $4.0 million and other expenses by approximately $0.7 million. The pre-acquisition loss of Orion Europe of $0.6 million has been deducted from the consolidated statement of operations for the nine months ended September 30, 1997.

NOTE B. LONG-TERM DEBT

Long-term debt consists of the following:

                                                        SEPTEMBER 30,          DECEMBER 31,
                                                            1997                  1996
                                                            ----                  ----
Senior notes ($445.0 million, net of
    unamortized discount of $5.0 million)           $     440,023,150       $           --
Senior discount notes ($265.4 million, plus
   interest accretion of approximately
   $22.1 million, net of unamortized
   discount of $4.0 million)                              283,491,546                   --
Convertible debentures                                     60,000,000                   --
Senior notes payable - banks                                      --           207,714,842
Notes payable - TT&C Facility                               6,267,244            6,956,624
Satellite incentive obligations                             7,515,315           22,373,746
Notes payable - STET                                              --             5,550,000
Notes payable - limited partners                                  --             8,050,000
Other                                                       2,425,445            2,566,687
                                                            ---------            ---------
   Total long-term debt                                   799,722,700          253,211,899
Less: current portion                                       9,161,559           34,975,060
                                                            ---------           ----------
   Long-term debt less current portion              $     790,561,141      $   218,236,839
                                                    =================      ===============


                           ORION NETWORK SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1997, certain preferred stockholders exercised their right to convert 29 shares of preferred stock into 3,350 shares of Common Stock at prices ranging from $8.50 to $10.20 per share.

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

On November 9, 1996, Orion and Skydata executed a letter with respect to the settlement in full the pending litigation and arbitration. On August 12, 1997, the parties entered into a formal settlement agreement. As part of the settlement, the parties released all claims by either side relating in any way to the patent and/or the pending litigation and arbitration. In addition, Skydata granted Orion (and its affiliates) an unrestricted, world-wide paid-up license to make, have made, use or sell products or methods under the patent and all other corresponding continuation and reissue patents. Orion is to pay Skydata $437,000 over a period of two years as part of the settlement.

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

Through January 31, 1997, Orion Satellite Corporation (whose name has been changed to Orion Network Services, Inc.) was the sole general partner in Orion Atlantic, L.P. ("Orion Atlantic") and had a 41 2/3% equity interest in Orion Atlantic. As a result of Orion's control of Orion Atlantic, Orion's consolidated financial statements include the accounts of Orion Atlantic. All of Orion Atlantic's revenues and expenses are included in Orion's consolidated financial statements, with appropriate adjustment to reflect the interests of the Limited Partners in Orion Atlantic's losses prior to the Exchange (as described in Note A to the Condensed Consolidated Financial Statements). The assets and liabilities reported in the consolidated balance sheet at December 31, 1996 primarily pertain to Orion Atlantic. Orion's consolidated financial statements also include the accounts of all other subsidiaries of Orion. See Note A to the Condensed Consolidated Financial Statements for a discussion of recent developments.

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

Orion's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity (generally for services outside of the Orion 1 footprint); and (iii) associated miscellaneous expenses. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotion expenses. The Company has recently commenced a significant expansion of its marketing program and expects to continue this expansion through 1997. Due to the complexity of the Company's services, and the continued expansion of sales personnel, sales and marketing expense is expected to continue to increase significantly during 1997. Engineering and technical expenses, consisting principally of personnel costs and travel, relate to tracking, telemetry and command ("TT&C"), network monitoring, network design and similar activities. The Company constructed its TT&C facilities to control two satellites. As a result, the Company anticipates a slight increase in costs with Orion 2 and a more substantial increase in costs with Orion 3, which will require separate TT&C facilities. General and administrative expenses consist of in-orbit insurance premiums, personnel costs other than for sales, marketing and engineering, professional services, and occupancy costs. These costs will increase generally as the Company's operations expand. Specifically, in-orbit insurance costs will increase significantly following the launches of Orion 2 and Orion 3. Depreciation and amortization expenses result mainly from the depreciation of the Orion 1 satellite, VSATs and the related equipment to service the expansion of the private network communication services business as well as the amortization of goodwill and will increase substantially after the launch of Orion 2 and Orion 3. Interest income is primarily the result of interest earned on the proceeds from Orion's private and public financings. Interest costs have increased substantially as a result of the financings completed January 31, 1997. Orion's costs (other than sales commissions) generally do not vary substantially with the amount of revenue from the Orion 1 satellite.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 1997 Compared to the Three and Nine Month Periods Ended September 30, 1996.

Consolidation of Teleport Europe GmbH. On March 26, 1997, Orion acquired German-based Teleport Europe GmbH (a communications company specializing in private satellite networks for voice and data services), whose name was subsequently changed to Orion Network Systems-Europe GmbH ("Orion Europe"). The Company has consolidated the operations of Orion Europe for the nine months ended September 30, 1997, retroactively to January 1, 1997. The effect of this consolidation on operations prior to acquisition was to increase consolidated revenues by approximately $4.1 million, increase total operating expenses by approximately $4.0 million and other expenses by approximately $0.7 million. The preacquisition loss of Orion Europe of $0.6 million has been deducted from the consolidated statement of operations for the nine months ended September 30, 1997.

                           ORION NETWORK SYSTEMS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Revenue and bookings. Total revenue for the three and nine months ended September 30, 1997 was $17.6 and $54.5 million, compared to $12.2 and $30.0 million for the same periods in 1996, an increase of 44% and 82%, respectively. Revenues from private communications network services were $9.1 and $26.5 million for the third quarter and year to date and $4.5 and $11.4 million for the comparable periods in 1996, as the number of customer sites in service increased approximately 109%. Revenues from video communications services and transponder capacity leasing were $8.4 and $23.6 million for the third quarter and year to date compared to $7.5 and $18.2 million for the comparable periods in 1996. Revenues for the nine months ended September 30, 1997, included $4.4 million of equipment sales of which $3.8 million was associated with a sales-type lease to an existing customer.

At September 30, 1997, Orion had a customer contract backlog (representing future revenues under contract) of approximately $254.1 million compared to $134.3 million at September 30, 1996, an increase of 89%. Revenue from customer contract backlog is typically earned over contract terms of three to five years.

OPERATING EXPENSES

Direct expenses. Direct expenses for the three and nine months ended September 30, 1997 were $4.3 million and $13.0 million as compared to $1.8 million and $4.3 million for the same periods in 1996. The increase of $2.5 million or 139% for the three months ended September 30, 1997 resulted primarily from incremental Internet support costs and additional leased space segment costs outside the Orion 1 footprint, principally for the acquisition of Orion Europe. The increase of $8.7 million, or approximately 202%, for the nine months ended September 30, 1997, were primarily attributable to the cost of equipment associated with a sales-type equipment lease to an existing customer, leased space segment, site maintenance and other operational costs associated with the increased sites in service for the period.

Sales and marketing expenses. Sales and marketing expenses were $4.8 million and $13.4 million respectively, for the three and nine months ended September 30, 1997, as compared to $2.8 million and $7.8 million for the same periods in 1996. The increase of $2.0 million or 71% and $5.6 million or 72% for the three and nine months ended September 30, 1997, are related to compensation costs for the Company's significant expansion of its sales force, as well as additional costs for the expanded marketing program during 1997. This expansion includes additional commissions, consulting and advertising associated with the growth in private communications network services business. The Company expects sales and marketing expenses to continue to rise through the remainder of 1997.

Engineering and technical services expenses. Engineering and technical services expenses were $2.7 million and $8.1 million for the three and nine months ended September 30, 1997, as compared to $2.1 million and $6.3 million for the comparable periods in 1996. The increase of $0.6 million or 29% and $1.8 million or 29%, respectively for the three and nine months ended September 30, 1997 is related to additional engineering and technical staff associated with the Orion Europe acquisition.

General and administrative expenses. General and administrative expenses were $5.0 million and $14.8 million for the three and nine months ended September 30, 1997, compared to $3.9 million and $11.5 million for the same periods in 1996. The increase of $1.1 or 28% and $3.3 million or 29% for the three and nine months ended September 30, 1997, was primarily due to additional administrative staff associated with the Orion Europe acquisition, outside services and other expenses.

                           ORION NETWORK SYSTEMS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation and amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 1997 were $12.1 million and $35.8 million, an increase of $3.3 million or 38%, and $9.4 million or 36% respectively, over the same periods in 1996. The increase is primarily a result of depreciation on the step up in basis on the Orion 1 satellite, the amortization of excess cost over fair value of net assets acquired from the acquisition of the Limited Partner's interest in Orion Atlantic and depreciation of ground equipment to service the expansion of the private network communication services business.

Interest. Interest income was $6.1 million and $18.3 million for the three and nine months ended September 30, 1997, compared to $0.5 million and $1.8 million, an increase of $5.6 million and $16.5 million for the same periods in 1996. The increase in interest income during the first nine months of 1997 is primarily a result of interest earned on the proceeds from the Company's public Bond Offering in January 1997. Interest expense, net of capitalized interest of $4.5 million in the nine months ended September 30, 1997, was $22.3 million and $62.3 million for the three and nine months ended September 30, 1997, and $6.4 million and $20.2 million for the comparable periods in 1996. The increase in interest expense of $42.1 million in the first nine months of 1997 is attributable to additional interest resulting from the completion of the Company's financings in January 1997.

Extraordinary loss on extinguishment of debt. The extraordinary loss on extinguishment of debt of $15.8 million in 1997 is the result of expensing unamortized deferred financing costs of the Orion 1 credit facility which was repaid with the proceeds from the Company's recent Bond Offering and termination of an interest rate cap agreement.

Net loss. The Company incurred net losses of $27.5 million and $78.2 million, $5.8 million and $19.8 million for the three and nine months ended September 30, 1997 and 1996, respectively, after deduction of the limited partners' and minority interests' share in the Company's losses of $0 million and $12.0 million, $7.2 million and $24.8 million, respectively, and elimination of the preacquisition loss of Teleport Europe of $.6 million from the consolidated statement of operations for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

PRIOR FUNDING. Orion has required significant capital for operating and investing activities in the development of its business, and will continue to need to expend significant additional capital in the future to develop fully its global satellite communications system. The Company's funding for its operations through January 1997 had been provided primarily by the sale of equity securities, including the completion of its initial public offering in August 1995 which generated proceeds to the Company of approximately $52 million (net of underwriting discounts), bank loans, vendor financing, lease arrangements and short-term loans from its investors. Funding for the construction and launch of the Orion 1 satellite and related facilities was fully committed through $90 million of equity from the limited partners of Orion Atlantic, an aggregate of $251 million under a secured bank credit facility and approximately $11 million under other debt facilities, dedicated primarily to the construction of the TT&C facility, which is being used to control Orion 1. The Orion 1 credit facility was repaid in January 1997 with the proceeds from the Bond Offering and concurrently with the Bond Offering, Orion acquired all of the limited partnership interests (which it did not already own) in Orion Atlantic in exchange for 123,172 shares of Series C Convertible Preferred Stock representing approximately 7 million underlying shares of Common Stock.

EXISTING CAPITAL RESOURCES. The net proceeds of the January 1997 Bond Offering to the Company were approximately $684 million, and the net proceeds of the Debentures Offering were approximately $59 million. Of the Bond Offering proceeds, approximately $223 million was used for repayment of the Orion 1 credit facility (including payment of accrued interest and hedge breakage costs), approximately $24 million was used to make certain initial payments for the Orion 2 satellite contract, approximately $13 million was used to pay accrued satellite incentive fees under the Orion 1 satellite contract and approximately $4 million was used to pay amounts

                           ORION NETWORK SYSTEMS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

owing to STET, a former limited partner of Orion Atlantic. As of September 30, 1997, the Company had cash and cash equivalents of $83 million and restricted and segregated assets $360 million, including $244 million which was segregated by the Company to be used to make payments for additional satellites and certain related costs. The restricted and segregated cash included $113 million plus accrued interest of $2.6 million placed in a pledged account (to pre-fund the first six interest payments on the senior notes). Additionally, included in cash and cash equivalents, is $22.5 million held in escrow and subject to refund pending the successful launch and commencement of commercial operation of Orion 3 as required by the DACOM agreement.

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

Orion may at any time (except during 90 days after a change in control) redeem all or part (but not less than 25% on any one occasion) of the Debentures for cash consideration determined by multiplying the number of shares of Common Stock issuable upon conversion of the Debentures by the greater of (i) the average price of the Common

                           ORION NETWORK SYSTEMS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Stock over the 20 trading days preceding the redemption or (ii) $17.50 per share. Alternatively, Orion, in its sole discretion, may effect the sale through a public or private offering of the Common Stock underlying the Debentures or received as payment of dividends on, the Debentures. In such event, the holders of the Debentures will be entitled to receive a price per share equal to the greater of (a) at least 95% of the average closing price of the Common Stock over the preceding 20 trading days or (b) $17.50 per share. From and after the time when less than $50 million of Notes remain outstanding, in the event of a change of control of Orion (defined as the acquisition by any stockholder of a majority of the voting securities of Orion), either Orion or any holder of the Debentures may, within 90 days after such change of control, require the sale of the Debentures, as converted into Common Stock, to Orion for a purchase price equal to the greater of (a) the price payable in an optional redemption (as described above) and (b) the price paid to holders of Common Stock in the change of control transaction. The Indentures for the Notes contain a covenant which will effectively prohibit Orion from honoring such right.

The Debentures are subordinated to all other indebtedness of the Company, including the Notes. The Debentures contain minimal covenants and events of default so long as $50 million or more of the Notes remain outstanding, but a more extensive set of covenants and events of default will apply after less than $50 million of Notes are outstanding.

OTHER INDEBTEDNESS AND OTHER OBLIGATIONS. At September 30, 1997, the Company had outstanding indebtedness of approximately $6.3 million under a seven year term loan provided by General Electric Capital Corporation ("GECC") for the TT&C facility and various assets relating thereto. Additionally, at September 30, 1997 the Company had obligations of approximately $7.5 million payable to the manufacturer of Orion 1 through 2007.

Current Funding Requirements. Based upon its current expectations for growth, the Company anticipates it will have substantial funding requirements over the next three years to fund the costs of Orion 2 and Orion 3, the purchase of VSATs, other capital expenditures and other capital needs. Interest charges on the Senior Notes over the next three years are fully provided for by restricted cash.

The in-orbit delivered costs of the Orion 2 and Orion 3 satellites are expected to aggregate approximately $540 million. In addition to the $76 million incurred through the third quarter of 1997, Orion will need to make payments of approximately $17 million, $350 million and $50 million in 1997, 1998 and 1999, respectively. These amounts include the Company's estimate regarding the cost of launch insurance, although the Company has not had material discussions with potential insurers and has not received any commitment to provide insurance. The contracts for Orion 2 and Orion 3 provide firm fixed prices for the construction and launch of those satellites and provides for penalties in the event of late delivery by the manufacturer, however, the Company's actual payments could be substantially higher due to any change orders for the satellites, insurance rates, delays and other factors.

The Company anticipates that its existing cash balances and payments under the DACOM contract will be sufficient to meet substantially all of its capital requirements for the delivery in orbit of Orion 2 and Orion 3. In connection with the Bond Offering, the Company segregated $273 million of the net proceeds to make payments for additional satellites and certain related costs (or to pay interest and principal on the Notes). The Company also can use a portion of its working capital for such costs if it chooses to do so. The Company had working capital of $109.2 million at September 30, 1997. However, there can be no assurance that cost increases for Orion 2 and/or Orion 3 due to change orders, insurance rates or construction delays, among other factors may not increase the Company's capital requirements or that the Company's growth may vary from its expectations resulting in changes in its cash requirements or expected cash.

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

On November 9, 1996, Orion and Skydata executed a letter with respect to the settlement in full the pending litigation and arbitration. On August 12, 1997, the parties entered into a formal settlement agreement. As part of the settlement, the parties released all claims by either side relating in any way to the patent and/or the pending litigation and arbitration. In addition, Skydata granted Orion (and its affiliates) an unrestricted, world-wide paid-up license to make, have made, use or sell products or methods under the patent and all other corresponding continuation and reissue patents. Orion is to pay Skydata $437,000 over a period of two years as part of the settlement.

While Orion is party to regulatory proceedings incident to its business, there are no material legal proceedings pending or, to the knowledge of management, threatened against Orion or its subsidiaries.

ITEM 2. CHANGES IN SECURITIES

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None.

                           ORION NETWORK SYSTEMS, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:

    11.1   Statement regarding:  Computation of Net Loss Per Common Share

    27     Financial Data Schedule

(b) Reports on Form 8-K during the nine months ended September 30, 1997.

Current Report on Form 8-K dated January 31, 1997, reporting consummation of the Exchange. Current Report on Form 8-K dated March 26, 1997, reporting consummation of the acquisition of Teleport Europe. Current Report on Form 8-K dated October 9, 1997, reporting execution of the Merger Agreement with Loral.

                           ORION NETWORK SYSTEMS, INC.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         ORION NETWORK SYSTEMS, INC.
                                         (Registrant)


Date: November 12, 1997                /s/  W. Neil Bauer
                                       -----------------------------------------
                                       W. Neil Bauer, President
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)



Date: November 12, 1997                /s/ David J. Frear
                                       -----------------------------------------
                                       David J. Frear, Senior Vice President
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)