Form 10-K
period 1997-12-31
ORION NETWORK SYSTEMS INC/NEW/
filed 1998-03-20
CIK 1029850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      Commission file number  0-22085


                           ORION NETWORK SYSTEMS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                                52-2008654
----------------------------------                                --------------
 (State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          2440 Research Boulevard, Suite 400, Rockville, Maryland 20850
          -------------------------------------------------------------
                    (Address of principal executive offices)



                                 (301-258-8101)
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
          ------------------------------------------------------------
                                      None
                                      ----

          Securities registered pursuant to Section 12 (g) of the Act:

               Common Stock, par value $.01 per share Series A 8%
     Cumulative Redeemable Preferred Stock, par value $.01 per share Series
      B 8% Cumulative Redeemable Preferred Stock, par value $.01 per share
                          11 1/4% Senior Notes Due 2007
                     12 1/2% Senior Discount Notes Due 2007
          Warrants to Purchase Common Stock, par value $ .01 per share
                                (Title of Class)
                                -----------------

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

The aggregate market value of shares of Common Stock held by non-affiliates (based on the March 4, 1998 closing price of these shares) was approximately $281.0 million. The Common Stock is traded over-the-counter and quoted through the Nasdaq National Market.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at March 4, 1998
----------------------------                        ----------------------------
Common Stock, $.01 par value                                   18,761,251 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                           ORION NETWORK SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I
                                                                            Page

     Item 1.    Business...................................................... 3


     Item 2.    Properties....................................................30

     Item 3.    Legal Proceedings.............................................31

     Item 4.    Submission of Matters to a Vote of Security Holders...........31


PART II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder
                Matter........................................................31

     Item 6.    Selected Financial Data.......................................33

     Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................35

     Item 8.    Financial Statements and Supplementary Data...................44

     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................70
PART III

     Item 10.   Directors and Executive Officers of the Registrant............70

     Item 11.   Executive Compensation........................................75

     Item 12.   Security Ownership of  Certain Beneficial Owners
                and Management................................................80


     Item 13.   Certain Relationships and Related Transactions................83


PART IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K......................................................84

                                     PART I

ITEM 1.  BUSINESS.

     Statements contained in this Annual Report on Form 10-K regarding Orion's expectations with respect to the pending acquisition by Loral, Orion 2 and Orion 3, related financing, future operations and other information, which can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward looking statements. See the "Risk Factors" section of Orion Network Systems, Inc.'s Registration Statement on Form S-1 (Registration No. 333-19167), on file at the Securities and Exchange Commission for cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward looking statements. There can be no assurance that Orion Network Systems, Inc.'s expectations regarding any of these matters will be fulfilled. See Glossary at page G-1 at the end of this Annual Report on Form 10-K for certain defined terms and certain technical terms used herein.

OVERVIEW

     Orion Network Systems, Inc. ("Orion" or the "Company") is a rapidly growing provider of satellite-based communications services, focused primarily on (i) private communications network services, (ii) Internet services and (iii) video distribution and other satellite transmission services. Orion provides multinational corporations with private communications networks designed to carry high speed data, fax, video teleconferencing, voice and other specialized services. The Orion satellite's ubiquitous coverage reaches all locations within its footprint, enabling the delivery of high speed data to customers in emerging markets and remote locations that lack the necessary infrastructure to support these services. The Company also offers high speed Internet access and transmission services to companies outside the United States seeking wide bandwidth Internet access, while avoiding "last mile" terrestrial connections and bypassing congested regional Internet network routes. In addition, Orion provides satellite capacity for video distribution, satellite news gathering and other satellite services primarily to broadcasters, news organizations and telecommunications service providers. The Company provides its services directly to customer premises using very small aperature terminals ("VSATs").

     The Company commenced operations of Orion 1, a high power Ku-band satellite in January 1995. As of December 31, 1997, Orion serviced 301 customers through 682 points of service. The Company's customers include Amoco Poland Limited, Amway Corporation, AT&T Corp., BBC, British Telecom, CNN, Citibank, N.A., Global One, GTECH Corporation, News International Limited, RTL Television, Pepsi-Cola International, Sprint Communications, USA Today, Viacom International Inc., Volkswagen, Westinghouse Communications and World Wide Television News and or certain of their subsidiaries. As of December 31, 1997, Orion's contract backlog was $269.5 million (including $89 million from one pre-launch customer on Orion
3). Substantially all of Orion's current contracts with customers are denominated in U.S. dollars. For the three months ended December 31, 1997, the Company generated revenues of $18.2 million and had a loss from operations, and net loss of $12.6 million and $27.5 million, respectively. For the year ended December 31, 1997, the Company generated revenues of $72.7 million and had a loss from operations, net loss and net cash used in operating activities of $43.1 million, $105.7 million and, $28.0 million, respectively.

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

THE ORION SATELLITE SYSTEM

     The Company launched Orion 1, a high power satellite with 34 Ku-band transponders, in November of 1994. Orion 1 provides coverage of 34 European countries, much of the United States and parts of Canada, Mexico and North Africa. Through arrangements with local ground operators, Orion currently has the ability to deliver network services to and among points in most European countries, the United States and many Latin American and Asian countries.

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

PENDING ACQUISITION OF THE COMPANY BY LORAL

     On October 7, 1997, Orion, Loral Space & Communications Ltd. ("Loral") and Loral Satellite Corporation, a wholly-owned subsidiary of Loral ("Merger Sub"), entered into an Agreement and Plan of Merger (as amended on February 11, 1998, the "Merger Agreement"), pursuant to which Merger Sub will merge with and into the Company, with the Company being the surviving corporation and thereby becoming a wholly-owned subsidiary of Loral (the "Loral Merger").

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

     If the Loral Merger were to close on March 20, 1998, the Determination Price would be 24.68652 and the Exchange Ratio would be 0.71553.

     A meeting of Orion's shareholders has been scheduled for March 20, 1998 to vote to approve the Loral Merger. The Company expects the Loral Merger to close following a favorable shareholder vote, however, there can be no assurance that the Loral Merger will be consummated. Although not a condition of the Loral Merger, Orion intends to seek an Internal Revenue Service ruling as to eligibility for a tax-free exchange.

     In connection with the Merger Agreement, certain principal stockholders of Orion and members of Orion's management have agreed to vote in favor of the Loral Merger and have granted to Loral the right to purchase their securities in Orion for a price equal to the Loral Merger consideration under certain circumstances. The Company expects the Loral Merger to be consummated by the first quarter of 1998.

     The foregoing descriptions of the Merger Agreement and Principal Stockholder Agreement with Loral do not purport to be complete and are more fully described in Registration Statement No. 333-46407 on Form S-4, and have been filed as exhibits 2.1, 2.2 and 2.3, respectively, and are incorporated herein by reference. More information on Loral is also available in the foregoing Registration Statement No. 33-46407.

OTHER RECENT DEVELOPMENTS

     On March 26, 1997, Orion acquired German-based Teleport Europe GmbH (now known as Orion Network Systems-Europe GmbH) ("Orion Europe") a communications company specializing in private satellite networks for voice and data services. Orion purchased the shares of Orion Europe held by the German companies, Vebacom GmbH and RWE Telliance AG, now known as o.tel.o for approximately $9 million. Orion Europe's 1996 revenues were in excess of $14 million. The acquisition expanded Orion's customer base by approximately 55 customers, including some of Germany's leading multinational corporations, and added over 200 Network Service sites (exclusive of Broadcast Service sites). In addition, Orion acquired Orion Europe's licenses and operating agreements to provide satellite network services in 40 countries, including 17 countries in which Orion previously did not provide service.

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

     (ii) the acquisition by the Company of the only outstanding minority interest in the Company's subsidiary Orion Network Systems-Asia Pacific, Inc. ( formerly known as Orion Asia Pacific Corporation) from British Aerospace Satellite Investments, Inc., in exchange (the "OAP Acquisition") for approximately 86,000 shares of the Company's Common Stock;

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

     The Company also recently achieved the following significant milestones with respect to the expansion of its satellite network, which are discussed in more detail under the caption "Implementation of the Orion Satellite System" :

     (i) Orion commenced construction of Orion 2 in February 1997 under a satellite procurement contract with Matra Marconi Space for Orion 2. Orion commenced construction of Orion 3 in December 1996 and entered into a satellite contract with Hughes Space and Communications International, Inc. for Orion 3 in January 1997.

     (ii) Orion has entered into a contract with DACOM Corp., a Korean communications company ("DACOM"), under which DACOM will, subject to certain conditions, lease eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for the transponders (which is scheduled to occur by January 1999). Payments are subject to refund unless Orion 3 commences commercial operation by June 30, 1999.

THE ORION STRATEGY

     Orion strategy is to maximize its revenues per satellite transponder through the delivery of value added services to end users. To quickly establish a stable base of revenues, Orion sells transponder capacity to video broadcasters and telecommunications service providers. However, Orion's long-term strategic focus is on value-added private network and Internet access services, which include network design, VSAT installation, support and monitoring, in addition to basic satellite capacity service. The implementation of Orion's strategy is based on the following elements:

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

     Global Coverage

     Orion believes that providing global coverage is a competitive advantage in marketing to multinational corporations. Orion 1 covers 34 European countries, much of the U.S. and portions of Canada, Mexico and North Africa. Orion uses capacity leased from other carriers to supplement its network coverage area (such as to areas of Russia, Asia and Latin America). Orion estimates that when Orion 2 (with coverage of Europe, Russia, the eastern United States, Latin America, North Africa and the Middle East) and Orion 3 (with coverage of the Asia Pacific region) are deployed, the satellite footprints in the aggregate will cover an area inhabited by over 85% of the world's population. This coverage will enable Orion to offer its customers a single source for service offerings and a greater measure of network quality control than terrestrial alternatives.

     Early Market Entry

     Orion develops an early market presence in targeted geographic areas prior to satellite launch in order to build its customer base. To accomplish this, Orion hires sales people, develops relationships with local ground operators, and delivers its services using leased satellite capacity. Orion employed this strategy prior to the commercial operation of the Orion 1 satellite and is pursuing the same approach with Orion 2 and Orion 3. For example, the Company is currently providing service in Latin America, Asia and Russia over leased satellite capacity.

     Local Presence

     Orion has arrangements with ocal ground operators covering most countries within the Orion 1 footprint, and is entering into additional arrangements as it offers services in new areas. These ground operators are critical to providing integrated service because they obtain necessary licenses, install and maintain the customers' networks, provide in-country business experience and often facilitate market entry.

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

           (v) Worldwide deregulation of telecommunications markets. During the past decade many countries have liberalized their telecommunications markets in order to permit new competitors to provide facilities and services. These changes have been particularly apparent in Europe, where Orion currently has the ability to deliver network service to and among points in most countries. Deregulation is also creating new competitors to national telecommunications companies, which represent potential additional customers for the Company's services.

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

ORION SERVICES

     Orion provides satellite-based digital communications services comprised of: (i) private network services for multinational business and governmental customers, (ii) Internet backbone and access services and (iii) satellite transmission capacity services, including video distribution services for broadcasters, news organizations and international carriers. For 1997, approximately 43% of revenues were derived from the sale of satellite capacity (primarily for video distribution services). These figures are consistent with the Company's strategy of building a stable base of revenues through sales of transmission capacity and then focusing on the delivery of value-added private network services to end-users.

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

     International Data Networking Services. Orion's fully-meshed frame relay based international data networking service, "Virtual Integrated Sky Network" ("VISN"), allows customers to transmit and receive voice, fax and data communications, including intranet services, among multiple locations simultaneously. VISN was developed by Orion and is produced by Nortel Dasa (a joint venture among Northern Telecom, Dornier GmbH, and Daimler Benz Aerospace
AG). The first phase of this service became available to customers commencing in the third quarter of 1995. Subsequent phases of the service have been introduced during 1996 and 1997, with further phases expected to be introduced during 1998. VISN offers customers bandwidth on demand for data, voice and fax and, following the introduction of in-process and future releases, customers will have the option to be charged on a "pay per use" basis (e.g., minutes of use for voice and volume for data). VISN employs TDMA technology, which further increase the effective bandwidth available for data transmission. The VISN product was awarded "Best New Transport Technology Product" at the 1995 ComNet New Product Achievement Awards Competition. Most customers have between four and ten sites, and generally have minimum data rates with the ability to use substantially greater bandwidth for bursts of traffic.

     INTERNET BACKBONE AND ACCESS SERVICES

     The Company believes that the rapid growth of the Internet has created substantial opportunities for Orion. First, the United States has become the residence of the majority of the world's Internet content. Companies are looking for reliable, wide bandwidth connections which bypass congested Internet network segments. Orion's transatlantic capacity is well suited for companies in Europe, including International Internet Service providers ("IIPS"), seeking high-speed access to the U.S. Internet. Second, the Internet has begun to evolve from a user centered "pull" environment (users requesting information) to a content provider centered "push" environment (information delivered to users without concurrent request). Broadly distributed entertainment, information and advertising via the Internet are well suited for broadcast, point-to-multipoint communications facilities, such as satellite. By using satellite broadcasts to transmit the most popular Internet content to regional locations. IISPs can reduce their costs and relieve network congestion. Finally, Internet data communications re typically asymmetric. A typical large Internet data transmission is predicated by a user request that comprises only a few bytes of traffic. This interaction is inefficient when carried over terrestrial full-duplex networks, which carry the same capacity in each direction, providing an inexpensive circuit for user requests and high-speed, reliable and available capacity for the data that flows back to the user.

     Orion's  WorldCast  service (patent  pending) is a satellite based Internet service for IISPs and other corporate users that supports asymmetric and multicast traffic. Orion recently consolidated its Internet service offerings under the WorldCast banner. WorldCast is a flexible network solution that can be customized to meet the specifications of an IISP or other user of Internet services. It provides a multicast, burstable TCP/IP network with committed information rates that can be configured as a pure satellite network with VSATs or integrated with existing terrestrial networks. Orion customizes an IISP's
Internet   connectivity  by  taking   advantage  of  the  asymmetric   broadcast
characteristics of the Internet. The WorldCast service includes a Usenet multicast channel.

     VIDEO DISTRIBUTION AND OTHER SATELLITE TRANSMISSION SERVICES

     Orion provides transmission capacity to cable and television programmers, news and information networks, telecommunications companies and other carriers for a variety of applications. A majority of Orion's transmission capacity services consist of video services. The Company generally offers transmission capacity services under long term contracts and also offers occasional use services for periods of up to a few hundred hours.

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

CUSTOMERS AND BACKLOG

     Customers. As of December 31, 1997, Orion had entered into contracts with 301 customers, principally large multinational corporations, European companies and governmental agencies. These entities come from many different industries, including communications, broadcasting manufacturing, government, banking and finance, energy, lottery, consumer distribution, Internet access services and publishing. Selected customers from each service area are set forth below.

---------------------------------------------------------------------------------------------------

Private Network Services:          AT&T                                  EDS
Digital Link/Digital Channelized   Amoco                                 GE Americom
Link                               GTECH                                 Hewlett-Packard
                                   Chase Manhattan Bank                  News International Limited
                                   Citibank                              USA TODAY
                                   Concert Global Network                Westinghouse

Private Network Services:          Balluff & Co.                         Pepsi Cola
VISN                               Creditanstalt                         Price Waterhouse

WorldCast                          Ebone                                 LV Net Teleport
                                   Banknet                               Spectrum
                                   Datac                                 Terminal Bar
                                   Global Ukraine                        Global One

Video Transmission and Other       AsiaNet                               Hughes Network Systems
                                   Black Entertainment
                                        Television                       MCI
                                   Bonneville International              RTL Television
                                   British Telecom                       Telecom Italia
                                   CNN                                   Viacom International
                                   Comsat
--------------------------------------- ---------------------------------------------------------------------

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

     Backlog. At December 31, 1997, Orion had approximately $269.5 million of contracts in backlog (including $89 million from the DACOM contract and after giving effect to the Exchange and related transactions, which resulted in changes to arrangements with Exchanging Partners that reduced backlog by approximately $11 million), as compared to approximately $214.9 million at December 31, 1996. The backlog contracts generally have terms of between three and four years. Orion presently anticipates that at least $206.6 million of its backlog will be realized after 1998. Orion has begun to receive contract renewals under expiring contracts (under some of the earliest contracts, which were entered into in 1993 and 1994). The size of contracts varies significantly, depending on the amount of capacity required to provide service, the geographic location of the network and other services provided.

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

SALES AND MARKETING

     Orion uses both direct and indirect sales channels. Orion markets its private communications network services and Internet services through direct sales, local representatives and distributors in Europe, the United States, Latin America and Asia, and wholesale arrangements with major carriers, Internet service providers, resellers and systems integrators. Orion markets its video distribution and other satellite transmission services primarily through direct sales. Orion also has established arrangements with local companies in most countries within the Orion 1 footprint to assist Orion with selling efforts and to provide customer support and network maintenance functions in those countries (as discussed below under the caption "Network Operations; Local Ground Operators").

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

     Marketing will be critical to Orion's success. However, Orion has limited experience in marketing, having commenced full commercial operations in 1995. Orion's marketing program until recently consisted of direct sales using U.S. and European based sales forces and indirect sales channels, including Limited Partner sales representatives, for sales in Europe. The majority of Orion's contract bookings to date have been generated by its direct sales force. During 1997, Orion significantly increased its direct sales capabilities in Europe, particularly with respect to sales of private communications network services. Sales of Orion's services generally involve a long-term complex sales process, and Orion's bookings have fluctuated significantly.

     The Company may from time to time enter into joint ventures or acquire businesses which provide it with additional customers or which enhance its marketing capabilities. In the first quarter of 1997, the Company completed such an acquisition, as discussed above under "Other Recent Developments".

     DIRECT SALES

     Orion has assembled a direct sales force of 58 (as of December 31, 1997) full-time employees to offer its private communications network and satellite transmission services, primarily in the United States and Europe. Approximately 48% of the sales force is based in the United States and approximately 52% is based in Europe. Orion expects to continue to expand its sales force significantly throughout 1998, in the U.S., Europe, Latin America and Asia.

     INDIRECT SALES CHANNELS

     Major Carriers and Other Distributors. Orion has entered into distributor resale arrangements with major carriers, teleport operators, resellers and other companies in the United States and internationally. These distributors typically purchase communications network services from Orion at a wholesale rate for resale to their customers. This represents an important sales channel for the Company, and the Company is focusing on strengthening these relationships. Major carriers employ substantial sales forces and have the advantage of being existing providers to many of Orion's target customers, which makes marketing easier and increases awareness of customer needs.

     Representatives. Orion has entered into agreements for the marketing of its private communications network services in the United Kingdom, France, Germany, Austria, Italy and other European countries. These agreements call for sales, marketing and customer support services in specified geographical areas, generally on a non-exclusive basis. Generally, the duration of these agreements is three years. Third party sales representatives receive commissions and fees for sales and customer support services, each of which are payable over the life of the customer contracts to which the representative's services relate and which are based upon the revenues derived. Two former limited partners of the Orion Atlantic Limited Partnership who serve as sales representatives (and ground operators) are entitled to receive additional commissions under a "profit sharing" formula based on their overall contribution to sales, but no amounts have been paid under such formula to date. The agreements with these sales representatives terminate in 1998. Orion expects that payments, if any, under the profit sharing arrangement will not be material.

     Indirect sales channels are supervised by Orion sales managers, who establish marketing strategies with the representatives, establish pricing, lend engineering support, attend certain sales calls, develop marketing materials and sales training tools, coordinate joint efforts in promotional events and provide information about Orion's services.

NETWORK OPERATIONS; LOCAL GROUND OPERATORS

     Orion has a network operations facilities at its corporate headquarters in Rockville, Maryland, and in Hannover Germany supported by arrangements with local companies in most countries within the Orion 1 footprint who assist Orion with selling efforts and perform customer support and network maintenance functions. Orion's relationships with ground operators are critical to providing integrated service because ground operators maintain the customers' networks, provide in-country business experience and often facilitate market entry and licensing.

     Network Operations. Once the Company enters into a contract with a customer, it finalizes the design of the customer's network, acquires the required equipment and arranges for the installation and commissioning of the network. Upon commencement of service, Orion also monitors the performance of the networks through its U.S. and German based network management centers . The network management centers allow Orion to perform diagnostic procedures on customer networks and to reconfigure networks to alter data speeds, change frequencies and provide additional bandwidth.

     Ground Operators. Through arrangements with local ground operators, Orion currently has the ability to deliver network services (through Orion 1 or leased capacity on other satellites) to or among points in most European countries, the United States and Mexico (which comprise substantially all of the countries within the coverage area of Orion 1), as well as arrangements to deliver network services in various Latin American and Asian countries. The ground operator agreements call for installation and maintenance of VSATs and other equipment, customer support and other functions in designated geographical areas, generally on a non-exclusive basis. Generally, such ground operations agreements last three years. Orion coordinates ground operations services (including service calls) by its local agents through centralized customer service centers located at Orion's corporate headquarters and at its facilities in Hannover. Orion also provides its ground operators with installation and maintenance training materials and support. Ground operators receive fixed fees for installation, maintenance and other services, which vary depending on the level of services and the geographic area. Certain ground operators receive payments for customer support over the life of the related customer contract, based upon the revenues derived. Two former limited partners of the Orion Atlantic Limited Partnership who serve as ground operators are entitled to receive additional fees under a profit sharing formula, but no amounts have been paid under such formula to date and Orion expects that, unless such ground operators significantly increase the number of VSATs they maintain on behalf of Orion for Orion's customers, profit sharing payments will not be material. Orion's operations will continue to depend significantly on Orion being able to provide ground operations for private network services using representatives and distributors throughout the footprint of Orion's satellites. In the event that its network of ground operators is not maintained and expanded, or fails to perform as expected, Orion's ability to offer private network services will be impaired.

MIGRATION PLAN FOR NEW MARKETS

     Prior to the launch of Orion 1, the Company began providing private communications network services to customers over satellite capacity leased from others. This early market entry strategy has been extended to Latin America and Asia with the commencement of construction of the Orion 2 and Orion 3 satellites. By developing an early market presence, Orion builds its customer base, establishes relationships with ground operators and becomes familiar with the regulations and practices in its new markets prior to launch of its satellites. Upon the launch of Orion 1, Orion migrated its customer base to its own satellite, and Orion expects to pursue the same approach for Orion 2 and Orion 3.

     In Latin America, the Company has agreements with a ground operators in a number of countries and is currently providing service to customers in Mexico, Colombia and Paraguay over leased capacity. The Company intends to migrate such services to Orion 2 after it commences operations, as Orion did with its Orion 1 satellite. The Company has a direct sales force focused on selling in Latin America, and is pursuing relationships with additional ground operators, distributors and joint venture partners.

     In Asia, the Company has agreements with ground operators in several countries, and has commenced discussions with such entities in a number of other Asian countries. The Company has begun marketing its services in Asia, both to existing customers with Asian operations and through regional sales offices in Hong Kong and Singapore. The Company expects its marketing for Orion 3 will be assisted by the $89 million pre-construction lease by DACOM, a Korean communications company, of eight of Orion 3's transponders for direct-to-home service and other satellite services.

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

     ORION 3

     Schedule and Footprint. Orion intends to launch Orion 3 in the Asia Pacific region. Orion 3 is expected to cover all or portions of China, Japan, Korea, India, Hawaii, Southeast Asia, Australia, New Zealand, and Eastern Russia. Orion 3 is expected to be a high-power satellite with twenty-three 54 MHz and two 27 MHz equivalent Ku-band transponders, ten 36 MHz C-band transponders for use by Orion, and eight Ku-band transponders to be used by DACOM, a large Asian customer, for direct-to-home television services and other satellite services. Orion, through the Republic of the Marshall Islands, has filed the appropriate documentation with the ITU process and is in the process of coordinating the orbital slot at 139(Degree) East Longitude. Orion has commenced, but has not completed the consultation process with INTELSAT with respect to such orbital slot. Orion commenced construction of Orion 3 in December 1996. Orion 3 is scheduled to be launched in the fourth quarter of 1998.

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

     Satellite Construction, Launch and Performance. Orion has selected Hughes Space as the prime contractor for Orion 3 and will use a Hughes Space HS 601 HP satellite platform for Orion 3. Launch services for Orion 3 will be provided using the McDonnell Douglas Delta III launch vehicle. Delta III, which is larger than the launch vehicle used for the launch of Orion 1, is an expanded version of the Delta II launch vehicle which has had 53 successful launches with a failure rate of less than 4%. A launch of a Delta II (on January 17, 1997) resulted in a launch failure. There have been no Delta III flights to date, and the Company expects its launch to be the third Delta III flight based upon information provided by the launch vehicle manufacturer regarding its present flight schedules.

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

     Control of Satellite. Orion is in the process of completing a tracking, telemetry and command facility in the United States to control Orion 3 and expects to maintain backup facilities in Korea, pursuant to arrangements with DACOM.

                             SUMMARY SATELLITE DATA

                                        ORION 1                          ORION 2*                              ORION 3*


Region Covered..................   Europe, Southeastern         Eastern U.S., Southeastern Canada       China, Japan,  Korea, India,
                                   Canada, U.S., East of the    Europe, Commonwealth of Independent     Hawaii,Southeast Asia,
                                   Rockies and Paris of         States, Middle East, North Africa and   Australia, New Zealand
                                   Mexico                       America                                 and Eastern Russia

Expected Launch.................   Operational(1)               Mid 1999                                Fourth Quarter of 1998
Satellite Manufacturer..........   MMS Space Systems            Matra Marconi Space                     Hughes Space
                                   (subsidiary of Matra
                                   Marconi Space)
Transponders(2).................   34                           30                                      43

Ku-Band(3)......................   28@0054 MHz                  30@0054 MHz                             23@0054 MHz
                                   6@0036 MHz                                                           2@0027 MHz
                                                                                                        8@0036 MHz (4)

C-Band(5).......................      --                            --                                  10@0036 MHz

Usable Bandwidth(6).............   1728 MHz                     1620 MHz                                1944 MHz

EIRP(7).........................   47 to 52 dBW                 47 to 50 dBW                            44 to 52
                                                                                                        for Ku-Band;
                                                                                                        34 to 38
                                                                                                        for C-band
                                                                                                        returns
Total Prime Power(8) ...........   4500 Watts                   7000 Watts                              8000 Watts

Expected End of Useful Life(9)..   2005                         2012                                    2013

Approximate Percentage of World
Population Covered by
Satellite(10)...................   17.9%                        27.0%                                   57.0%


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

  (9) The expected end of a satellite's in-orbit useful life is based on the period during which the satellite's on board fuel permits proper station keeping maneuvers for the satellite. The information for Orion 1 is based on 1997 fuel level estimates. The information for Orion 2 and Orion 3 is based on their expected launch dates and their expected satellite designs, internal studies, the Orion 2 Satellite Contract and the Orion 3 Satellite Contract.

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

     Other Orbital Slots. Orion has received an authorization from the FCC for a Ku-band satellite in geostationary orbit at 47(Degree) West Longitude, and has coordinated this orbital position with INTELSAT. Orion has filed an application with the FCC to operate a satellite at 126(Degree) East Longitude. The FCC has filed documentation with the ITU to commence the coordination process for this slot. In May 1996, in response to Orion's application, the FCC assigned the U.S. domestic orbital location of 135(Degree) West Longitude to Orion. In November 1996, the FCC granted authorization to Orion to utilize the slot, conditioned on Orion submitting financial qualification information, or documentation justifying a waiver of the financial requirements, within 120 days after the release of the individual order with respect to Orion's application. Orion made its filing on March 19, 1997. The Company has also filed an application with the FCC to amend its license to operate a Ku-band satellite in geostationary orbit at 37.5(degree) West Longitude to include C-band operations at 37.5(degree) West Longitude.

     In May 1997, the FCC confirmed the assignment of Ka-band orbital locations to applicants proposing to provide geostationary-satellite services. Orion was assigned Ka-band orbital locations at 89(degree) West Longitude, 81(degree) West Longitude, 47(degree) West Longitude, and 126.5(degree) East Longitude. With the relinquishment by AT&T of certain orbital assignments, applicants entered into new negotiations for a further assignment plan. As a result of these negotiations, Orion would receive an additional authorization of 67(degree) West Longitude. In December 1997, the FCC confirmed the previous five Ka-band orbital assignments to Orion and indicated the 67(degree) West Longitude location was now under active consideration. In addition, in November 1997, the FCC commenced a second processing round for Ka-band orbital assignments and Orion filed amended applications seeking Ka-band orbital assignments for the 15(degree) West Longitude and 139(degree) East Longitude locations. No other satellite operator has filed for the 15(degree) West Longitude or 139(degree) East Longitude locations. There can be no assurance that Orion will receive final licenses to operate at these orbital positions, or that the FCC will act favorably on Orion's additional satellite filings.

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

     INSURANCE

     Orion has obtained satellite in-orbit life insurance for Orion 1 covering the period from May 1997 to May 1998 in an amount of approximately $205 million providing protection against partial or total loss of the satellite's communications capability, including loss of transponders, power, fuel, or ability to control the positioning of the satellite. The aggregate premium for in-orbit insurance for Orion 1 is approximately $4.6 million per annum. Orion has obtained launch and in-orbit life insurance for Orion 2 and Orion 3 covering the period from launch to two years after launch in an amount of up to $220 million for Orion 2 and up to $230 million for Orion 3. This coverage provides protection against partial or total loss of the satellite's communications capability, including loss of transponders, power, fuel or ability to control the positioning of the satellite. The aggregate premium for the combined Orion 2 and Orion 3 coverage for the launch plus two year period is estimated to be approximately $72.5 million. Orion has instructed its insurance broker to determine if current market conditions will allow for improvements to the existing Orion 2/Orion 3 policy terms. Launch and in-orbit insurance for its satellites will not protect the Company against business interruption, loss or delay of revenues and similar losses and may not fully reimburse the Company for its expenditures.

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

     SERVICE PROVIDERS

     Orion has encountered strong competition from major established carriers such as AT&T, MCI, Sprint, British Telecom, Cable & Wireless, Deutsche Telekom, France Telecom and Kokusai Denshin Denwa, which provide international telephone, private line and private network services using their national telephone networks and link to those of other carriers. A number of these carriers have formed global consortia to provide private network services, including AT&T -- Unisource Services Company (AT&T, PTT Telecom Netherlands, Telia (Sweden), Swiss Telecom PTT and Telefonica of Spain), Concert (British Telecom and MCI), and Global One (Sprint, France Telecom and Deutsche Telekom). Other service providers include Worldcom (which is in the process of acquiring MCI), Infonet, SITA, Telemedia International, Spaceline, ANT Bosch (acquired by General Electric), Impsat, and various local resellers of satellite capacity. Finally, service organizations that purchase satellite capacity, VSAT and other hardware and install their own networks may be considered competitors of the Company with respect to their own networks. Although these carriers and service providers are competitors, some are also Orion's customers. Orion believes that all network service providers are potential users of Orion's satellite capacity for the network services they offer their customers.

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

     Existing International and Trans-Atlantic Satellite Systems. The market for international fixed satellite communications capacity has been dominated by INTELSAT for thirty years, and INTELSAT can be expected to continue to dominate this market for the foreseeable future. INTELSAT, a consortium of approximately 140 countries established by international treaty in 1964, owns and operates the largest fleet of commercial geosynchronous satellites in the world (approximately 25 satellites, with additional satellites on order). INTELSAT's satellites have historically been general purpose, lower-power satellites designed to serve large areas with public telephone service transmitted between expensive gateway earth stations. INTELSAT generally provides capacity directly to its signatories who then market such capacity to their customers. The availability of new services generally is subject to the discretion of each country's signatory and INTELSAT is required under its charter to set its pricing in order to achieve a fixed pre-tax return on equity that is established from time to time by INTELSAT's board of governors. INTELSAT is considering a restructuring and it is expected that the Intelsat Assembly of Parties will decide on a new structure for the organization in 1998. Any restructuring of INTELSAT that increases its marketing flexibility could materially impact Orion's ability to compete in the market for private satellite delivered services.

     PanAmSat currently operates six satellites, with four satellites providing coverage in the Atlantic Ocean region, one in the Asia Pacific region and one in the Indian Ocean region. These satellites primarily provide broadcasting services, such as television programming and backhaul operations. PAS 3, launched in January 1996, with coverage of the Atlantic Ocean, competes directly with Orion 1. It has performance attributes which are generally comparable to those of Orion 1 and carries 16 Ku-band transponders, of which 8 transponders are capable of providing service to or within Europe, and 16 C-band transponders. PanAmSat has announced that it intends to launch two additional satellites in 1998 .

     Existing European Regional and Domestic Satellite Systems. In Europe, Orion competes with certain regional satellites systems and may compete with domestic satellite systems. Regional and domestic satellite systems generally have limited ability to serve customers with needs for extensive international networks. Orion's primary competitor in Europe is the major regional satellite system operated by EUTELSAT. EUTELSAT, established in 1977, presently comprises over approximately 45 member countries. EUTELSAT operates ten satellites, providing telephony, television, radio and data services, and has announced a plan to launch four new satellites through 1999.

     Asian Pacific Region Satellite Systems. Orion believes that currently-operating satellite systems in the Asia Pacific region generally are limited in their ability to provide private network and similar services at an acceptable performance level due to insufficient power, limited Ku-band capacity and limited geographic coverage. Nevertheless, there is a large number of satellite systems operating in Asia. The major Asia Pacific regional satellite systems include the AsiaSat system licensed in Hong Kong (with two satellites in operation ), the Chinese Apstar system (with three satellites in operation) and the Indonesian Palapa system (with six satellites in orbit). Japan has licensed several satellite networks for domestic and international service, including the JCSat series (five satellites in operation), NTT's two N-Star satellites, and Space Communications Corporation's Superbird Series (three satellites in operation). Optus operates four Australian domestic satellites that offer limited international coverage and plans several follow-on satellites. Korea operates Koreasat 1 and 2, primarily for domestic service, with plans for a third satellite that would offer expanded regional service in 1999. Thailand has licensed the Thaicom system, with two domestic satellites and one regional satellite in operation. Measat operates a Malaysian system consisting of two satellites providing DTH service to Malaysia and parts of Asia.

     Other Satellite Systems. There are numerous satellites other than the ones discussed above that compete to some extent with Orion. In addition, the Company is aware of a substantial number of satellites that are in construction or in the planning stages, including a number of systems proposing to operate in the Ka frequency band. Most of these satellites will cover areas within the footprint of Orion 1 and/or the proposed footprints of Orion 2 and Orion 3. As these new satellites commence operations, they (other than replacement satellites not significantly larger than the ones they replace) will substantially increase the capacity available for sale in the Company's markets. After a satellite has been successfully delivered in orbit, the variable cost of transmitting additional data via the satellite is limited. Accordingly, absent a corresponding increase in demand, this new capacity can be expected to result in significant additional price reductions. For example, Teledesic Corporation proposes to operate up to 840 low earth orbit small satellites by 2001 to provide global satellite services (including voice, data and broadband transmission services). Although Orion cannot assess to what degree, if any, these proposed satellites might compete with Orion in the future, Teledesic could provide significant competition to the Company.

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

     Orion 2. Orion has obtained conditional authorization from the FCC for the orbital slot at 12(Degree) West Longitude for operation of Orion 2. The Orion 2 authorization will not become final until Orion completes a consultation with INTELSAT and demonstration to the FCC of its financial ability to meet the costs of construction, the launch of its satellite and operating expenses for one year following launch. Orion has not yet met the required financial qualifications demonstration to the FCC and intends to do so within 90 days after completion of INTELSAT consultation. Orion has commenced consultation with INTELSAT. The application filed with the FCC for Orion 2 contains a technical proposal different than that currently being coordinated with the ITU, and will need to be amended. Orion has no reason to believe that the FCC will not approve such amendment or that the amendment will cause material delay in obtaining final FCC authority for Orion 2.

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

     Orion 3. Orion has commenced consultations with INTELSAT for Orion 3 and believes that since there are no INTELSAT satellites located adjacent to the 139(Degree) East Longitude orbital slot, the INTELSAT coordination should be obtained in due course. There is no requirement to coordinate with EUTELSAT for the 139(Degree) East Longitude orbital slot.

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

     Orion provides service using the licenses it obtains or that are obtained by local ground operators or, in certain cases, through customer-obtained authorizations. For example, Orion's representatives in the United Kingdom (Kingston Communications), France (Matra Hachette), and Italy (Telecom Italia) have licenses in such countries.

     Orion is to pursuing a similar strategy in Asia and Latin America. In addition, Orion will need to comply with the national laws of each country in which it provides services. Laws with respect to satellite services are currently unclear in certain jurisdictions, particularly within the Orion 3 footprint. In certain of these jurisdictions, satellite services may only be provided via domestic satellites. The Company believes that certain of these restrictions may change and that it can structure its operations to comply with the remaining restrictions. However, there can be no assurance in this regard.

     On February 5, 1998, the World Trade Organization ("WTO") Agreement on Basic Telecomm Services went into effect liberalizing market access restrictions globally. Fifty-seven WTO countries, including the U.S., committed to reciprocal market access opportunities. The Company believes entry into force of the WTO agreement will better facilitate market access for satellite services, and signals a positive trend towards global competition.

HUMAN RESOURCES

     As of December 31, 1997, Orion and its subsidiaries had 289 full-time employees. Of its total work force, 7 are part of management, 119 are in engineering or satellite control operations, 79 are in marketing, sales and sales support, and 84 are devoted to support and administrative activities.

                           FORWARD LOOKING STATEMENTS

     Information set forth in this Annual Report on Form 10-K under the captions "Business" "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Selected Consolidated Financial and Operational Data" and under other captions contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which statements represent Orion's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause Orion's actual operation results and financial position to differ materially. Such forward looking statements include the following: Orion expectations regarding the pending acquisition by Loral, Orion's belief and the judgments of its independent engineering consultant, Telesat Canada, regarding the expected performance of the Orion 1 satellite over its useful life, and the effect of such performance on Orion's business; Orion's expectations regarding the period for construction and launch of Orion 2 and Orion 3; Orion's belief that it can overcome uncertainties relating to Orion 2 and Orion 3; Orion's expectations regarding receipt of regulatory approvals, coordination of orbital slots and avoidance of possible interference; Orion's beliefs regarding existing and future regulatory requirements, its ability to comply with such requirements and the effect of such requirements on its business; Orion's beliefs regarding the competitive advantages of satellites and of Orion's satellites, strategies and services in particular, both in general and as compared to other providers of services or transmission capacity and other services presently offered or which may be offered in the future; Orion's expectations regarding the growth in telecommunications and the demand for telecommunications services; Orion's beliefs regarding the demand for or attractiveness of Orion's services; Orion's beliefs regarding technological advances and their effect on telecommunications services or demand therefore; Orion's beliefs regarding availability of net operating loss carryforwards; Orion's beliefs regarding its representatives and distributors; Orion's belief that any liability that might be incurred by Orion upon the resolution of certain existing or future legal proceedings not having a material adverse effect on the consolidated financial condition or results of operations of Orion; and the adoption of new accounting releases not being material to its financial condition, or results of operations.

     Orion cautions that the above statements are further qualified by important factors that could cause Orion's actual results to differ materially from those in the forward looking statements. Such factors include, without limitation, the following, in each case as presented more fully in Orion's Registration Statement on Form S-3 (No. 333-40123) on file at the Securities and Exchange Commission under "Risk Factors" or in Loral's Registration Statement on Form S-4 (No. 333-4640):

     Acquisition: No Assurance that Loral Acquisition will be Consummated. The consummation of the Merger is subject to a number of conditions, including approval of the Merger Agreement by the Company's stockholders, accuracy of representations and warranties and compliance with covenants set forth in the Merger Agreement. It is presently anticipated that each of the conditions to the Merger would have to be satisfied to consummate the Merger. There can be no assurance that Orion will obtain all necessary approvals and satisfy all other conditions to the Merger.

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

     Limited Insurance for Satellite Launch and Operation. The in-orbit insurance of Orion 1 and the launch and in-orbit insurance for Orion 2 and Orion 3 will not protect the Company against business interruption, loss or delay of revenues and similar losses and may not fully reimburse the Company for its expenditures. In addition, such insurance includes or can be expected to include certain contract terms, exclusions, deductibles and material change conditions that are customary in the industry. Accordingly, an unsuccessful launch of Orion 2 or Orion 3 or any significant loss of performance with respect to any of its satellites would have a material adverse effect on Orion

     Limited Life of Satellites. While Orion 1 is expected to have an orbital life of approximately 10.7 years (through October 2005), and Orion 2 and Orion 3 are expected to have orbital lives of approximately 13 years and 15 years, respectively, there can be no assurance as to the actual longevity of the satellites. A number of factors will affect the useful life of each satellite, including the rate of fuel consumption in achieving correct orbital placement during launch, the quality of its construction and the durability of its component parts.

     Timing and Cost Uncertainties with Respect to Orion 2 and 3. Orion presently plans to launch Orion 2 in the second quarter of 1999 and plans to launch Orion 3 in the fourth quarter of 1998, based upon the construction and launch schedules set forth in the satellite contracts. To meet these schedules, Orion must receive certain regulatory approvals and take other necessary steps, including the possible need of additional financing. Failure to meet the construction and launch schedules could increase the cost of Orion 2 or Orion 3, requiring additional financing. Although the Orion 2 satellite contract and the Orion 3 satellite contract are fixed-price contracts with firm schedules for construction, delivery and launch, there can be no assurance that increases in costs due to change orders or delay will not occur. There can be no assurance that the launch of Orion 2 or Orion 3 will take place as scheduled. A significant delay in the delivery or launch of Orion 2 or Orion 3 would have a material adverse effect on Orion.

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

     Additional factors that would cause Orion's results to differ materially from those in the forward looking statements include the following: no assurances regarding the business plan; Orion's history of losses and expectation of future losses; Orion's need for additional capital; substantial leverage and secured indebtedness; potential lack of market acceptance and demand; ground operations; Orion's ability to manage growth; potential adverse effects of competition; no assurances regarding approvals needed, current or future regulation of the telecommunications industry; uncertainties relating to backlog; no assurances regarding technological changes; risks of conducting international business; dependence of Orion on key personnel; control of Orion by principal stockholders; risks relating to senior preferred stock; limits on paying dividends on Orion common stock; and anti-takeover and other provisions of the certificate of incorporation, in each case as presented more fully in Orion's Registration Statement on Form S-3 (No. 333-40123) or in Loral's Registration Statement on Form S-4 (No. 333-4640) on file at the Securities and Exchange Commission under "Risk Factors."

ITEM 2.  PROPERTIES.

     Orion's principal offices comprise approximately 33,000 square feet located in Rockville, Maryland. These offices house not only Orion's personnel, but also contain the Company's satellite operations center for Orion 1. The lease covering these facilities expires in December 1999. In February 1992, Orion sold its earth station facility at Mount Jackson, Virginia, but retained six acres of land at that location plus access to certain capacity and facilities. Orion has leased the land and facilities in Mount Jackson to Orion Atlantic for use as part of the TT&C Station. Orion also leases approximately 7,300 square feet of office space in Gaithersburg, Maryland for operations personnel, 2,900 square feet of office space in Amsterdam, Netherlands also for operations personnel and approximately 5,000 square feet in London, England for sales and sales support personnel. Orion's German subsidiary, Orion Network Systems-Europe GmbH, leases a facility in Hannover, Germany, comprised of approximately 7,400 square meters of land and 1,800 square meters of office space.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since completion of Orion's initial public offering in August 1995, the Common Stock has been quoted on the Nasdaq National Market under the trading symbol "ONSI." As of March 9, 1998, there were approximately 268 stockholders of record of Orion's Common Stock. The following table summarizes the high and low closing sale prices of Common Stock by fiscal quarter for 1995, 1996 and 1997 as reported on the Nasdaq National Market.

                         QUARTER ENDED:                               1995
                         -------------                            --------------
                         September 30 (from August 1)         $10 3/4 to $14 1/4
                         December 31                            6 3/4 to  12

                         Quarter Ended:                               1996
                         -------------                            --------------
                         March 31                             $ 8 1/4 to $14 3/4
                         June 30                               10 1/4 to  14 1/4
                         September 30                           7 1/4 to  12 1/8
                         December 31                            9 1/2 to  13 5/8

                         Quarter Ended:                               1997
                         -------------                            --------------
                         March 31                             $ 8 5/8 to $15
                         June 30                                8 1/2 to  12 1/4
                         September 30                          11 1/8 to  17 1/8
                         December 31                           16 5/8 to  18 1/8

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business, and therefore the Company does not anticipate paying cash dividends on its common Stock in the foreseeable future. The Company is not permitted to pay dividends on the Common Stock as long as the Company's Preferred Stock is outstanding, subject to certain limited exceptions. The Company's Series A Preferred Stock which was issued in June 1994 and the Series B Preferred Stock which was issued in June 1995 (pursuant to options granted in June 1994), accrue dividends at 8% per annum. Accrued dividends on the Series A and Series B Preferred Stock are payable only in limited circumstances. Upon conversion of the Series A and Series B Preferred Stock into Common Stock, either at the option of the holder or in those cases where the Company has the right to require such conversion, accrued but unpaid dividends will be canceled. The Series C Preferred Stock which was issued in January 1997 accrues dividends at 6% per annum. Accrued dividends are payable in Common Stock. The number of shares of Common Stock distributable as a dividend on each share of Series C Preferred Stock is calculated based on the market price of such Common Stock as set forth in the Certificate of Designations for the Series C Preferred Stock. The Indentures relating to the Company's Senior Notes and Senior Discount Note restricts the payment by the Company of cash dividends on its capital stock.

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

     Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged (the "Exchange") their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C 6% Cumulative Convertible Redeemable Preferred Stock (the "Series C Preferred Stock"). In addition, the Company acquired certain rights held by certain of the Exchanging Partners' rights to receive repayment of various advances (aggregating approximately $41.6 million at January 31, 1997). The 123,172 shares of Series C Preferred Stock issued in the Exchange were convertible (as of January 31, 1997) into approximately 7 million shares of the Company's Common Stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company. The Exchange is described in greater detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

     On January 8, 1997, the Company acquired the only outstanding minority interest in the Company's subsidiary Orion Asia Pacific Corporation from British Aerospace Satellite Investments, Inc. in exchange for approximately 86,000 shares of the Company's Common Stock.

     On January 31, 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures (the "Convertible Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Convertible Debentures and Matra Marconi Space purchased $10 million of the Convertible Debentures. The Convertible Debentures would have matured in 2012, and bore interest at a rate of 8.75% per annum, paid semi-annually in arrears solely in Common Stock of the Company. As of March 10, 1998, all of the Convertible Debentures have been converted to approximately 4.3 million shares of common stock. The Convertible Debentures were subordinated to all other indebtedness of the Company.

     The Company registered 5,052,202 shares of Common Stock issuable upon conversion of (i) the Series C Preferred Stock (other than the Series C Preferred Stock held by British Aerospace) and (ii) Matra Marconi's Convertible Debentures on a Registration Statement on Form S-3 (the "Exchanging Partners Registration Statement"), which Exchanging Partners Registration Statement became effective on November 19, 1997 (Registration No. 333-40123). As of January 31, 1998, approximately 3.9 million shares of Common Stock (issuable upon the conversion of 56,492 shares of the Series C Preferred Stock and Matra Marconi's Convertible Debentures) had been sold pursuant the Exchanging Partners Registration Statement.

     British Aerospace has recently converted its Convertible Debentures and sold the Common Stock issued upon conversion in sales exempt from registration under the Securities Act.

     If the Loral Merger is consummated, the Common Stock will cease to be publicly traded or quoted on the Nasdaq National Market.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATIONAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA).

     The following selected consolidated statements of operations and balance sheet data as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the Company's audited consolidated financial statements. The pro forma consolidated statement of operations data is derived from the unaudited pro forma condensed consolidated statement of operations. The pro forma data is not necessarily indicative of the results that would have been achieved nor are they indicative of the Company's future results. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. From its inception in 1982 through January 20, 1995, when Orion 1 commenced commercial operations, Orion was a development stage enterprise. Because of Orion's exclusive management and control of Orion Atlantic as its sole general partner (subject to certain rights of approval by the Limited Partners), and Orion's aggregate 33 1/3% (through November 1995, 41 2/3% from December 1995 through January 31, 1997, thereafter 100%) partnership interest, the financial statements of Orion Atlantic are consolidated with the financial statements of Orion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Pro Forma Condensed Consolidated Financial Statement" and the Consolidated Financial Statements and Notes thereto.

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


                                                           1997 PRO
                                             1997          FORMA (1)         1996               1995              1994      1993 (2)
                                          ----------      ----------     ----------         ---------         ----------   --------
                                                                         (dollars in thousands except share data)


CONSOLIDATED STATEMENTS OF  OPERATIONS
DATA:
   Revenues                              $  72,741        $    72,741     $  41,847     $     22,284       $     3,415    $    2,006
   Interest expense                         83,769             89,432        27,764           24,738                61           133
   Net loss (3)                           (105,740)         (108,099)      (27,195)         (26,915)            (7,965)      (7,886)
   Net loss per common share-basic and
     diluted                             $   (9.60)       $    (9.86)     $  (2.62)     $     (3.07)            $(0.86)       (0.85)
   Weighted average common shares
     outstanding (4)                    11,639,711         11,640,504    10,951,823        9,103,505         9,272,166     9,266,445

OTHER OPERATING DATA:
   Number of customers                         301                              182     $        109                34            10
   Capital expenditures                  $ 113,344                        $  16,376     $      9,060       $    51,103        44,130
   Customer contract backlog (5)         $ 269,548                        $ 214,887          120,612       $    39,122      $ 18,185
   Sites (6)                                   682                              322              151                57          --

CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents             $  70,009                        $  32,187          55,112             11,219      $  3,404
   Restricted and segregated cash (7)      356,890                           10,000             --                --            --
   Total assets                            896,492                          358,264          389,075           340,176       271,522
   Long-term debt (less current            790,671                          218,237          250,669           230,175       185,294
     portion)
   Limited Partners' interest in Orion
     Atlantic (8)                            --                              10,130           14,626            62,519        69,909
   Redeemable preferred stock               76,734                           20,902           20,358            14,555          --
   Total stockholders' (deficit)           (46,849)                           (436)           26,681             3,351         8,400
     equity
   Book value per share                      (2.99)                           (.04)             2.46               .49          1.33

     (1) Adjusted to reflect the pro forma effects of the Financings which are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

    (2) In 1993, Orion Atlantic terminated its commitment to purchase a second satellite from MMS Space Systems, resulting in a termination charge of $5 million.

    (3) As required by GAAP, net loss is presented before accretion of preferred stock and preferred stock dividends. For the years ended December 31, 1997, 1997 (pro forma), 1996, 1995, 1994 and 1993 preferred stock dividends and accretion are $6.0, $6.7, $1.4, $1.3, $0.6 and $0 million, respectively.

    (4) Computed on the basis described for net loss per common share in Note 2 to the Consolidated Financial Statements.

    (5)  Backlog represents future revenues under contract.

    (6)  Sites  includes   installed   VSATs  and   additional   transmission
         destinations (such as customer premises) that share a VSAT.

    (7) Restricted and segregated cash at December 31, 1997 represents (i) $117.8 million in a pledged account to fund interest payments on the Senior Notes and (ii) $216.7 million segregated by the Company and used only to invest in certain high quality short term investments to make payments for additional satellites and certain related costs and (iii) $22.4 million held in escrow related to the DACOM agreement. Restricted and segregated cash at December 31, 1996, includes $10.0 million held in escrow related to the DACOM agreement.

    (8) Represents amounts invested by Limited Partners (net of syndication costs related to the investments), adjusted for such Limited Partners' share of net losses. The interests of the Limited Partners were acquired by the Company in the Exchange.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Orion Network Systems, Inc's ("Orion" or the "Company") principal business is the provision of satellite communications for private communications networks and video distribution and other satellite transmission services. From its inception in 1982 through January 20, 1995, when Orion 1 commenced commercial operations, Orion was a development stage enterprise. Prior to January 1995, Orion's efforts were devoted primarily to monitoring the construction, launch and in-orbit testing of Orion 1, product development, marketing and sales of interim private communications network services, raising financing and planning Orion 2 and Orion 3.

     Through January 31, 1997, Orion Satellite Corporation (whose name has been changed to Orion Network Services, Inc.) was the sole general partner in Orion Atlantic L.P. ("Orion Atlantic") and had a 41 2/3% equity interest in Orion Atlantic. As a result of Orion's control of Orion Atlantic, Orion's consolidated financial statements include the accounts of Orion Atlantic. All of Orion Atlantic's revenues and expenses are included in Orion's consolidated financial statements, with appropriate adjustment to reflect the interests of the Limited Partners in Orion Atlantic's losses prior to the Exchange (as described in Note A to the Condensed Consolidated Financial Statements). Orion acquired all the remaining interests in Orion Atlantic on January 31, 1997 during the Exchange as described below. The assets and liabilities reported in the consolidated balance sheet at December 31, 1997 primarily pertain to Orion Atlantic. Orion's consolidated financial statements also include the accounts of all other subsidiaries of Orion. See Note A to the Condensed Consolidated Financial Statements for a discussion of recent developments.

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

RECENT DEVELOPMENTS

PENDING ACQUISITION OF THE COMPANY BY LORAL

     On October 7, 1997, Orion, Loral Space & Communications Ltd. ("Loral") and Loral Satellite Corporation, a wholly-owned subsidiary of Loral ("Merger Sub"), entered into an Agreement and Plan of Merger (as amended on February 11, 1998, the "Merger Agreement"), pursuant to which Merger Sub will merge with and into the Company, with the Company being the surviving corporation and thereby becoming a wholly-owned subsidiary of Loral (the "Loral Merger").

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

     If the Merger were to close on March 20, 1998, the Determination Price would be 24.68652 and the Exchange Ratio would be 0.71553.

     A meeting of Orion's shareholders has been scheduled for March 20, 1998 to vote to approve the Loral Merger. The Company expects the Loral Merger to close following a favorable shareholder vote, however, there can be no assurance that the Loral Merger will be consummated. Although not a condition of the Loral Merger, Orion intends to seek an Internal Revenue Service ruling as to eligibility for a tax-free exchange.

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

     The foregoing descriptions of the Merger Agreement and Principal Stockholder Agreement with Loral do not purport to be complete and are more fully described in Registration Statement No. 333-46407 on Form S-4, and have been filed as exhibits 2.1, 2.2 and 2.3, respectively, and are incorporated herein by reference. More information on Loral is also available in the foregoing Registration Statement No. 33-46407.

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

     Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged (the "Exchange"), their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C 6% Cumulative Convertible Redeemable Preferred Stock (the "Series C Preferred Stock"). In addition, the Company acquired certain rights held by certain of the Exchanging Partners' to receive repayment of various advances (aggregating approximately $41.6 million at January 31, 1997). The 123,172 shares of Series C Preferred Stock issued in the Exchange are convertible into approximately 7 million shares of the Company's Common Stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company. The Exchange is described in greater detail under the caption "The Merger, the Exchange and the Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

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

ACQUISITION OF TELEPORT EUROPE

     On March 26, 1997, Orion acquired German-based Teleport Europe GmbH (now known as Orion Network Systems-Europe GmbH) ("Orion Europe") a communications company specializing in private satellite networks for voice and data services. Orion purchased the shares of Orion Europe held by the German companies, Vebacom GmbH and RWE Telliance AG, now known as o.tel.o for approximately $9 million. In addition, Orion acquired Orion Europe's licenses and operating agreements to provide satellite network services in 40 countries, including 17 countries in which Orion previously did not provide service.

RECENT REGISTRATION

     The Company registered 5,052,202 shares of Common Stock issuable upon conversion of (i) the Series C Preferred Stock (other than the Series C Preferred Stock held by British Aerospace) and (ii) Matra Marconi's Convertible Debentures on a Registration Statement on Form S-3 (the "Exchanging Partners Registration Statement"), which Exchanging Partners Registration Statement became effective on November 19, 1997 (Registration No. 333-40123). As of January 31, 1998, approximately 3.9 million shares of Common Stock (issuable upon the conversion of 56,492 shares of the Series C Preferred Stock and Matra Marconi's Convertible Debentures) had been sold pursuant the Exchanging Partners Registration Statement.

     British Aerospace has recently converted its Convertible Debentures and sold the Common Stock issued upon conversion in sales exempt from registration under the Securities Act.

     If the Loral Merger is consummated, the Common Stock will cease to be publicly traded or quoted on the Nasdaq National Market.

ORION 2 AND ORION 3 COMMENCEMENT OF CONSTRUCTION

     Orion 2 and Orion 3 Construction Contracts. Orion commenced construction of Orion 2 in February 1997 under a satellite procurement contract with Matra Marconi Space for Orion 2. The contract for Orion 2 provides for delivery in orbit of Orion 2 by June 1999, excluding launch insurance and performance incentives, for a firm fixed price of $201 million. Orion commenced construction of Orion 3 in December 1996 and entered into a satellite contract with Hughes Space and Communications International, Inc. for Orion 3 in January 1997. The contract for Orion 3 provides for delivery in orbit of Orion 3 by December 1998, excluding launch insurance, for a firm fixed price of $208 million excluding launch insurance and performance incentives.

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

OVERVIEW

     Orion's revenues are principally generated under three to five year contracts for delivery of communications services. Such revenues are derived principally from recurring monthly fees from its customers, although many contracts include initial non-recurring installation and other fees. These non-recurring fees generally are structured to substantially offset the Company's actual costs of installation of the customer's site-based equipment. The revenues from each contract vary, depending upon the type of service, amount of capacity, data handling ability of the network, the number of VSATs (which generally are owned by Orion), value-added services and other factors. Depending on the complexity of the services to be provided to a customer, the period between the date of signature of a contract and the commencement of actual services (and receipt of fees) typically ranges from 30 days to six months. Substantially all of Orion's contracts are denominated in U.S. dollars, although some contracts are denominated in pounds sterling, deutschemarks, Austrian shillings or French francs. Orion begins to record revenues under its contracts upon service commencement to the customer.

     The services provided by Orion have been subject to decreasing prices over recent years and this pricing pressure is expected to continue (and may accelerate) for the foreseeable future, particularly if, as expected, satellite capacity continues to increase. Orion will need to increase its volume of sales in order to compensate for such price reductions. Orion believes that customers will increase the data speeds in their communications networks to support new applications, and that such upgrading of customer networks will lead to increased revenues that will mitigate the effect of price reductions. However, there can be no assurance that this will occur. Orion expects to continue to incur net losses and negative cash flow (after payments for capital expenditures and interest) for the foreseeable future.

     Orion's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity
(generally for services outside of the Orion 1 footprint); (iii) in-orbit insurance premiums; and (iv) personnel costs and travel related to TT&C, network monitoring, network design and similar activities. These costs will increase as the Company's business grows. Specifically, in-orbit insurance costs will increase significantly following the launches of Orion 2 and Orion 3. The Company constructed its TT&C facilities to control two satellites. As a result, the Company anticipates a slight increase in costs with Orion 2 and a more substantial increase in costs with Orion 3, which will require separate TT&C facilities and associated miscellaneous expenses. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotional expenses. The Company, commenced a significant expansion of its marketing program in 1997 and expects to continue this expansion through 1998. Due to the complexity of the Company's services, and the continued expansion of sales personnel, sales and marketing expense is expected to increase significantly during 1998. Engineering and technical expenses, consisting principally of personnel costs and travel. General and administrative expenses consist of personnel costs other than for selling and engineering, information systems, professional services, and occupancy costs.
These costs will increase generally as the Company's operations expand. Depreciation and amortization expenses result mainly from the depreciation of the Orion 1 satellite, VSATs and the related equipment to service the expansion of the private network communication services business (see Note 2 of the Notes to Consolidated Financial Statements) and will increase substantially after the launch of Orion 2 and Orion 3. Interest income is primarily the result of interest earned on the proceeds from Orion's private and public equity offerings.  Interest  costs  increased  substantially  as a  result  of the bond offering completed January 31, 1997. Orion's costs (other than sales commissions) generally do not vary substantially with the amount of revenue from the Orion 1 satellite.

RESULTS OF OPERATIONS

     Consolidation of Orion Network Systems - Europe GmbH ("Orion Europe"). The Company has consolidated the operations of Orion Europe for the year ended December 31, 1997, retroactively to January 1, 1997. The effect of this consolidation on operations prior to acquisition was to increase consolidated revenues by approximately $4.1 million, increase total operating expenses by approximately $4.0 million and other expenses by approximately $0.7 million. The preacquisition loss of Orion Europe of $0.6 million has been deducted from the consolidated statement of operations for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Revenue. Total revenue for the year ended December 31, 1997 was $72.7 million including $15.4 million from Orion Europe, compared to $41.8 million for the same period in 1996, an increase of 74%. Revenues from private communications network services were $36.8 million in 1997 compared to $17.0 million for the comparable period in 1996, as the number of sites in services increased to 682 as of December 31, 1997, from 322 at December 31, 1996. Revenues from video distribution and other satellite transmission services were $31.4 million for 1997 compared to $24.8 million for the same period in 1996.

OPERATING EXPENSES

     Direct expenses. Direct expenses for the year ended December 31, 1997, were $26.5 million compared to $15.5 million for the same period in 1996. The increase of 71% was primarily attributable to Orion Europe direct expenses of $8.3 million, the cost of equipment associated with a sales-type equipment lease to an existing customer, leased space segment, site maintenance and other operational costs associated with the increased sites in service for the period.

     Sales and marketing expenses. Sales and marketing expenses were $19.4 million, including $1.5 million relating to Orion Europe for the year ended December 31, 1997, as compared to $11.5 million in the same period of 1996. The increase of $7.9 million or 69% is primarily compensation costs for the Company's significant expansion of its sales force, as well as additional costs for the expanded marketing program during 1997. This expansion includes additional commissions, consulting and advertising associated with the growth in private communications network service business..

     Engineering and technical expenses. Engineering and technical expenses were $7.8 million in the year ended December 31, 1997, as compared to $5.2 million for the comparable period in 1996. The increase was primarily due to additional engineering and technical staff associated with the Orion Europe acquisition.

     General and administrative expenses. General and administrative expenses were $14.0 million for the year ended December 31, 1997, compared to $9.1 million for the period ended December 31, 1996. The increase of $4.9 million, or 54%, for the year ended December 31, 1997 was primarily due to additional administrative staff associated with the Orion Europe acquisition and outside services associated with the planned Loral Merger.

     Depreciation and amortization. Depreciation expense for the year ended December 31, 1997, was $48.2 million, an increase of $11.2 million, or 30%, over the same period in 1996. The increase is primarily a result of depreciation on the step up in basis on the Orion 1 Satellite, the amortization of excess cost over fair value of net assets acquired from the acquisition of the Limited Partners' interest in Orion Atlantic and depreciation of ground equipment to service the expansion of the private network communication service business and depreciation and amortization relating to Orion Europe.

     Interest. Interest income was $24.7 million for the year ended December 31, 1997, compared to $2.3 million for the year ended December 31, 1996. The increase in interest income ($22.4 million or 974%) during 1997, is primarily a result of interest earned on the proceeds from the Company's public bond offering in January 1997. Interest expense was $83.8 million for the year ended December 31, 1997, compared to $27.8 million for the comparable period in 1996. The increase in interest expense of $56.0 million in 1997 is attributable to additional interest resulting from the completion of the Company's financing in January 1997.

     Other. Other expenses were $.5 million for the year ended December 31, 1997, compared to $.02 million for the same period in 1996.

     Net loss. The Company incurred a net loss of $105.7 million, compared to a net loss of $27.2 million for the years ended December 31, 1997 and 1996, respectively, after deduction of the limited partners' and minority interests' share in the Company's losses before minority interests' of $12.0 million and $34.6 million, respectively. Net loss is expected to increase substantially in subsequent periods as a result of interest expense on the notes issued in connection with the offering in January 1996 and the elimination of the minority interests in Orion Atlantic.

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

OPERATING EXPENSES

     Direct expenses. Direct expenses for the year ended December 31, 1996, were $15.5 million compared to $17.0 million for the same period in 1995. The decrease of $1.5 million, or 9%, was primarily attributable to accruals for satellite incentive obligations owed by Orion to the contractor under the Orion 1 Satellite Contract during the initial satellite deployment period from January 20, 1995 through June 30, 1995. The Company capitalized the present value of the remaining satellite incentive obligation of approximately $14.8 million, effective July 1, 1995, as part of the cost of the satellite. As of December 31, 1996, Orion had obligations with a present value of approximately $22.4 million with respect to satellite incentives.

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

     Engineering and technical expenses. Engineering and technical expenses were $5.2 million in the year ended December 31, 1996, as compared to $5.6 million for the comparable period in 1995.

     General and administrative expenses. General and administrative expenses were $9.1 million for the year ended December 31, 1996, compared to $6.6 million for the period ended December 31, 1995. The increase of $2.5 million, or 38%, for the year ended December 31, 1996 was primarily due to additional administrative staff.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior Funding. Orion has required significant capital for operating and investing activities in the development of its business, and will continue to need to expend significant additional capital in the future to develop fully its global satellite communications system. The Company's funding for its operations through January 1997 had been provided primarily by the sale of equity securities, including the completion of its initial public offering in August 1995 which generated proceeds to the Company of approximately $52 million (net of underwriting discounts), bank loans, vendor financing, lease arrangements and short-term loans from its investors. Funding for the construction and launch of the Orion 1 satellite and related facilities was fully committed through $90 million of equity from the limited partners of Orion Atlantic, an aggregate of $251 million under a secured bank credit facility and approximately $11 million under other debt facilities, dedicated primarily to the construction of the TT&C facility, which is being used to control Orion 1. The Orion 1 Credit Facility was refinanced in January 1997 with the proceeds from the Bond Offering, and concurrently with the Bond Offering, Orion acquired all of the limited partnership interests (those which it did not already own) in Orion Atlantic in exchange for 123,172 shares of Series C Convertible Preferred Stock representing approximately 7 million underlying common shares, of which approximately 3.2 million shares have been sold under the Exchanging Partners Registration Statement as of January 31, 1998.

     Existing Capital Resources. The net proceeds of the January 1997 Bond Offering to the Company were approximately $684 million, and the net proceeds of the Convertible Debentures Offering were approximately $59 million. Of the Bond Offering proceeds, approximately $222 million was used for repayment of the Orion 1 Credit Facility (including payment of accrued interest and hedge breakage costs), approximately $24 million was used to make certain initial payments for the Orion 2 Satellite Contract, approximately $13 million was used to pay accrued satellite incentive fees under the Orion 1 satellite contract and approximately $4 million was used to pay amounts owing to STET, a former limited partner of Orion Atlantic. As of December 31, 1997, the Company had cash and cash equivalents of $70 million and restricted and segregated assets of $357 million including $217 million which was segregated in the financial statements by the Company to be used to make payments for additional satellites and certain related costs. The restricted cash consisted of $117.8 million placed in a pledged account (to pre-fund the first six interest payments on the Senior Notes). Additionally, included in restricted and segregated assets is $22 million subject to refund pending the successful launch and commencement of commercial operation of Orion 3 as required by the DACOM agreement.

     Existing Indebtedness

     Notes. In the Bond Offering, Orion issued approximately $445 million of 11.25% Senior Notes due 2007 and approximately $484 million principal amount at maturity ($265.4 million initial value) of 12.5% Senior Discount Notes due 2007. Interest on the Senior Notes is payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes do not accrue cash interest prior to January 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002.

         The Notes have the benefit of Guarantees issued by each of the material subsidiaries of the Company. The Senior Notes initially are secured by the securities purchased with the $134 million held in a pledged account until the Company makes the first six scheduled interest payments on the Senior Notes and thereafter the Senior Notes will be unsecured. The Senior Discount Notes are unsecured. The Notes are redeemable, at the Company's option, in whole or in part, at any time on or after January 15, 2002 at specified redemption prices. In the event of a change of control (as defined in the indentures relating to the Notes), the Company will be obligated to make an offer to purchase all outstanding Notes at a purchase price equal to 101% of their principal or accreted value, plus accrued and unpaid interest thereon to the repurchase date. Since the Notes have traded in recent periods at prices above 101% of their principal amount, the Company does not anticipate that the holders of a material principal amount of the Notes will accept the offer to repurchase.

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

     Convertible Debentures. In January 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures to British Aerospace ($50 million) and Matra Marconi Space ($10 million). The Convertible Debentures would have matured in 2012, and bore interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the Company at prices of between $10.21 and $14.00 per share, depending on the average trading prices of the Common Stock during the applicable measurement period. The Convertible Debentures (and accrued but unpaid interest) were convertible in whole or in part into Common Stock at any time at an initial conversion rate of $14.00 per share, as adjusted for stock splits or other recapitalizations, certain dividends or issuances of stock to all stockholders, issuances of stock (or certain rights to acquire stock) at a price per share below $14.00, and other events. All of the Convertible Debentures were converted into approximately 4.3 million shares of common stock between December 1997 and March 1998. The Common Stock issuable upon conversion of Matra Marconi Space's Convertible Debentures was recently sold pursuant to the Exchanging Partners' Registration Statement. British Aerospace has recently converted its Convertible Debentures and sold the Common Stock issued upon conversion in sales exempt from registration under the Securities Act.

     Other Indebtedness and Other Obligations. At December 31, 1997, the Company had outstanding indebtedness of approximately $6.0 million under a seven year term loan provided by General Electric Capital Corporation ("GECC") for the TT&C facility, which is secured by the TT&C facility and various assets relating thereto. Additionally, at December 31, 1997 the Company had obligations of approximately $6.5 million payable to the manufacturer of Orion 1 through 2007.

     Current Funding Requirements. While the Company believes its existing resources are adequate to fund its needs through 1998, based upon its current expectations for growth, the Company anticipates it will have substantial funding requirements over the next three years to fund the costs of Orion 2 and Orion 3, the purchase of VSATs, other capital expenditures and other capital needs. Interest charges on the Senior Notes over the next three years are fully provided for by Restricted and Segregated Cash.

         The in-orbit delivered costs of the Orion 2 and Orion 3 satellites are expected to aggregate approximately $468 million. In addition to the $93 million paid in 1997, Orion will need to make payments of approximately $329 million, $45 million and $.3 million in 1998, 1999 and 2000, respectively. These amounts include the Company's estimate regarding the cost of launch insurance. The contracts for Orion 2 and Orion 3 provide firm fixed prices for the construction and launch of those satellites and provides for penalties in event of late delivery by the manufacturer, however, the Company's actual payments could be substantially higher due to any change orders for the satellites, insurance rates, delays and other factors.

         In connection with the Bond Offering, the Company segregated $407 million of the net proceeds to make payments for additional satellites and certain related costs (and interest payments on the Senior Notes). The Company also can use a portion of its working capital for such costs if it chooses to do so. The Company had working capital of $85 million at December 31, 1997. However, there can be no assurance that cost increases for Orion 2 and/or Orion 3 due to change orders, insurance rates or construction delays, among other factors may not increase the Company's capital requirements or that the Company's growth may vary from its expectations resulting in changes in its cash requirements or expected cash.

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

TAXES

     As of December 31, 1997, Orion had net operating loss carryforwards for federal tax purposes of approximately $162 million. The ability of Orion to benefit from net operating losses for federal income tax purposes will depend on a number of factors, including whether Orion has sufficient income from which to deduct the losses, limitations that may arise as a result of changes in the ownership of Orion, including as a result of the Transactions and other factors, and certain other limitations which may significantly reduce the economic benefit of those losses to Orion. Due to uncertainty regarding its ability to realize the benefits of its net deferred tax assets, including such net operating loss carryforwards, the Company has established a valuation allowance for the full amount of its net deferred tax assets.

EFFECT OF INFLATION

     Orion believes that inflation has not had a material effect on the results of operations to date.

 ITEM 8.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Orion Network Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Orion Network Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion Network Systems, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                             /S/ ERNST & YOUNG LLP

Washington, DC
February 20, 1998

                           ORION NETWORK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,               DECEMBER 31,
                                                                              1997                       1996
                                                                          -----------                 ----------
ASSETS
Current assets:
  Cash and cash equivalents                                            $   70,008,657             $   32,187,807
  Restricted assets                                                        50,064,014                         --
  Accounts receivable (less allowance for doubtful accounts
    of $734,000 and $100,000 at December 31, 1997 and
    1996, respectively)                                                    11,780,972                  6,473,316
  Prepaid expenses and other current assets                                 6,846,598                  3,583,403
                                                                          -----------                 ----------
Total current assets                                                      138,700,241                 42,244,526
                                                                          ===========                 ==========

Restricted and segregated assets                                          306,825,961                 10,000,000

Property and equipment, at cost:

  Land                                                                         73,911                     73,911
  Telecommunications equipment                                             40,654,418                 25,342,528
  Furniture and computer equipment                                          8,626,501                  4,849,711
  Satellite and related equipment                                         322,159,088                321,247,346
                                                                          -----------                 ----------
                                                                          371,513,918                351,513,496
  Less:  accumulated depreciation                                         (77,079,857)               (68,224,957)
  Satellite construction in progress                                      106,843,174                  4,560,844
                                                                          -----------                 ----------
  Net property and equipment                                              401,277,235                287,849,383

Deferred financing costs, net                                              22,510,041                 12,918,233
Other assets, net                                                          27,178,809                  5,252,302
                                                                          -----------                 ----------
    Total assets                                                      $   896,492,287            $   358,264,444
                                                                      ===============            ===============

                 See Notes to Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                        DECEMBER 31,         DECEMBER 31,
                                                                            1997                 1996
                                                                        ------------         ------------
LIABILITIES AND STOCKHOLDERS' deficit
Current liabilities:
  Accounts payable                                                     $   5,230,567        $   6,411,028
  Accrued liabilities                                                     10,594,952            7,653,208
  Other current liabilities                                                7,129,861            5,406,072
  Interest payable                                                        24,771,509            8,583,882
  Current portion of long-term debt                                        6,406,143           34,975,060
                                                                       -------------        -------------
    Total current liabilities                                             54,133,032           63,029,250

Long-term debt                                                           790,670,606          218,236,839
Other liabilities                                                         21,803,582           46,402,299

Limited Partners' interest in Orion Atlantic                                    --             10,130,058

Commitments and contingencies
Redeemable preferred stock:
  Series A 8% Cumulative Redeemable Convertible Preferred
    Stock, $.01 par value;  15,000 shares authorized;  6,933 and
    13,871 shares issued and outstanding at December 31, 1997 and
    1996, respectively, plus accrued dividends                             8,613,508           16,097,880
  Series B 8% Cumulative Redeemable Convertible Preferred
    Stock, $.01 par value; 5,000 shares authorized; 2,059 and
    4,298 shares issued and outstanding at December 31, 1997
    and 1996, respectively, plus accrued dividends                         2,466,755            4,804,486
  Series C 6% Cumulative Redeemable Convertible Preferred
    Stock, $.01 par value; 150,000 shares authorized; 82,641 and 0 shares issued and outstanding at December 31, 1997 and 1996,
    respectively, plus accrued dividends and accretion                    65,653,949                 --

Stockholders' deficit:
  Common stock, $.01 par value; 40,000,000 shares authorized;
    15,959,089 and 11,244,665 issued and outstanding at
    December 31, 1997 and 1996, respectively                                 159,591              112,447
  Capital in excess of par value                                         153,294,210           86,932,391
  Treasury stock, 269,274 and 259,515 shares                                 (91,490)                --
  Foreign currency translation adjustment                                   (955,800)                --
  Accumulated deficit                                                   (199,255,656)         (87,481,206)
                                                                       -------------        -------------
    Total stockholders' deficit                                          (46,849,145)            (436,368)
                                                                       -------------        -------------

    Total liabilities and stockholders' deficit                        $ 896,492,287        $ 358,264,444
                                                                       =============        =============


                 See Notes to Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                           1997               1996              1995
                                                     --------------     ---------------   ---------------
Service revenue                                      $   72,740,631     $    41,847,292   $    22,283,882

Operating expenses:
  Direct                                                 26,531,298          15,457,260        16,968,926
  Sales and marketing                                    19,423,372          11,465,040         8,613,399
  Engineering and technical services                      7,750,208           5,190,619         5,554,690
  General and administrative                             13,955,718           9,138,973         6,574,202
  Depreciation and amortization                          48,161,257          36,948,158        31,403,376
                                                     --------------     ---------------   ---------------
       Total operating expenses                         115,821,853          78,200,050        69,114,593
                                                     --------------     ---------------   ---------------

Loss from operations                                    (43,081,222)        (36,352,758)      (46,830,711)

Other expense (income):
  Interest income                                       (24,711,461)         (2,313,842)       (1,924,822)
  Interest expense                                       83,769,168          27,764,126        24,738,446
  Other                                                     507,089              23,649         3,382,506
                                                     --------------     ---------------   ---------------
       Total other expense, net                          59,564,796          25,473,933        26,196,130
                                                     --------------     ---------------   ---------------

Loss before extraordinary loss on extinguishment
  of debt, minority interest and preacquisition        (102,646,018)        (61,826,691)      (73,026,841)
  loss of acquired subsidiary

Extraordinary loss on extinguishment of debt            (15,763,220)                 --                --

Limited Partners' interest in the net loss
  of Orion Atlantic                                      12,042,978          34,631,281        46,111,663
Preacquisition loss of acquired subsidiary                  626,246                  --                --
                                                     --------------     ---------------   ---------------

Net loss                                               (105,740,014)        (27,195,410)      (26,915,178)

Preferred stock dividend, net of forfeitures              6,034,436           1,369,665         1,329,007
                                                     --------------     ---------------   ---------------

Net loss attributable to common stockholders         $ (111,774,450)    $   (28,565,075)  $   (28,244,185)
                                                     ==============     ===============   ===============

Extraordinary loss per share, net of minority
  interest - basic and diluted                       $         (.56)   $             --   $            --
                                                     ==============     ===============   ===============

Net loss per common share-basic and diluted          $        (9.60)   $          (2.62)  $         (3.07)
                                                     ==============     ===============   ===============

Weighted average common shares outstanding               11,639,711          10,951,823         9,103,505
                                                     ==============     ===============   ===============


                 See Notes to Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                         COMMON STOCK
                                   --------------------------     CAPITAL IN
                                     NUMBER                       EXCESS OF       ACCUMULATED       TREASURY
                                   OF SHARES        AMOUNT        PAR VALUE         DEFICIT        STOCK (1)
                                   ---------        ------        ---------         -------        ---------
Balance at December 31, 1994        7,045,523   $      70,455   $  33,952,062   $  (30,671,946)    $        --
  Issuance of common stock          4,002,941          40,030      50,960,330               --              --
  Exercise of stock options and
    warrants                           67,501             675         573,221               --              --
  Preferred stock dividend, net of
    forfeitures                            --              --              --       (1,329,007)             --
  Net loss for 1995                        --              --              --      (26,915,178)             --
                                    ---------   -------------   -------------   --------------     -----------

Balance at December 31, 1995       11,115,965         111,160      85,485,613      (58,916,131)             --
  Conversion of preferred stock
    to common  stock                   91,071             911         804,034               --              --
  Issuance of stock warrants               --              --         300,000               --              --
  Exercise of stock options and
    warrants                           37,629             376         342,744               --              --
  Preferred stock dividend, net of
    forfeitures                            --              --              --       (1,369,665)             --
  Net loss for 1996                        --              --              --      (27,195,410)             --
                                    ---------   -------------   -------------   --------------     -----------

Balance at December 31, 1996       11,244,665         112,447      86,932,391      (87,481,206)             --
  Issuance of common stock             11,286             113         142,317               --              --
  Conversion of preferred stock
    to common  stock                3,351,728          33,517      38,811,976               --              --

  Conversion of debentures to
    common stock                      735,292           7,353      10,284,314               --              --
  Issuance of common stock for
    the purchase of APSC               85,715             857       1,199,143               --              --
  Issuance of common stock for
    interest payments                 205,229           2,052       2,622,947               --              --
  Issuance of common stock for
  preferred stock dividend            120,954           1,210       2,069,252               --              --
  payments
  Issuance of warrants relating to
  Senior Notes and Senior
  Discount Notes, net                      --              --       9,223,674               --              --
  Exercise of stock options and
    warrants                          176,489           1,765       1,764,295               --              --
  Employee stock purchase plan         27,731             277         243,901               --              --
  Preferred stock dividend and
   accretion, net of forfeitures           --              --              --       (6,034,436)             --
  Foreign currency translation             --              --              --               --              --
  Purchase of treasury stock               --              --              --               --         (91,490)
  Net loss for 1997                        --              --              --     (105,740,014)             --
                                   ----------   -------------   -------------    -------------      ----------
  Balance at December 31, 1997     15,959,089   $     159,591   $ 153,294,210    $(199,255,656)     $  (91,490)
                                   ==========   =============   =============    =============      ==========

                                      FOREIGN          TOTAL
                                     CURRENCY     STOCKHOLDERS'
                                   TRANSLATION   EQUITY (DEFICIT)
                                   -----------   ----------------

Balance at December 31, 1994        $       --   $    3,350,571
  Issuance of common stock                  --       51,000,360
  Exercise of stock options and                         573,896
    warrants                                --
  Preferred stock dividend, net of
    forfeitures                             --       (1,329,007)
  Net loss for 1995                         --      (26,915,178)
                                    ----------   --------------

Balance at December 31, 1995                --       26,680,642
  Conversion of preferred stock
to common  stock                            --          804,945
  Issuance of stock warrants                --          300,000
  Exercise of stock options and
    warrants                                --          343,120
  Preferred stock dividend, net of
    forfeitures                             --       (1,369,665)
  Net loss for 1996                         --      (27,195,410)
                                    ----------   --------------

Balance at December 31, 1996                --         (436,368)
  Issuance of common stock                  --          142,430
  Conversion of preferred stock
    to common  stock                        --       38,845,493

  Conversion of debentures to
    common stock                            --       10,291,667
  Issuance of common stock for
    the purchase of APSC                    --        1,200,000
  Issuance of common stock for
    interest payments                       --        2,624,999
  Issuance of common stock for
  preferred stock dividend                  --        2,070,462
  payments
  Issuance of warrants relating to
  Senior Notes and Senior
  Discount Notes, net                       --        9,223,674
  Exercise of stock options and
    warrants                                --        1,766,060
  Employee stock purchase plan              --          244,178
  Preferred stock dividend and
   accretion, net of forfeitures            --       (6,034,436)
  Foreign currency translation        (955,800)        (955,800)
  Purchase of treasury stock                --          (91,490)
  Net loss for 1997                         --     (105,740,014)
                                    ----------     ------------
  Balance at December 31, 1997      $ (955,800)  $  (46,849,145)
                                    ==========   ==============


                 See Notes to Consolidated Financial Statements.


(1)  Includes 269,274 treasury shares of which 259,515 are carried at no cost.

                           ORION NETWORK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------------
                                                                 1997                 1996                 1995
                                                           ---------------       ---------------     ---------------
           OPERATING ACTIVITIES
Net loss                                                   $  (105,740,014)      $   (27,195,410)    $   (26,915,178)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Extraordinary loss on extinguishment of debt                  15,763,220                    --
  Depreciation and amortization                                 48,161,257            36,948,158          31,403,376
  Amortization of deferred financing costs                       2,409,787             2,130,588           2,130,588
  Provision for bad debts                                        1,021,618               919,453             277,529
  Accretion of interest                                         34,347,467             2,371,506           5,185,834
  Interest earned on restricted assets                         (18,203,066)                   --                  --
  Limited Partners' interest in the net loss of Orion
     Atlantic and other minority interest                      (12,042,978)          (34,631,281)        (46,089,010)
  Gain on sale of assets                                                --               (54,738)            (59,301)
  Changes in operating assets and liabilities:
     Accounts receivable                                        (2,922,508)           (2,203,171)         (4,915,257)
     Prepaid expenses and other current assets                  (2,277,177)             (285,895)         (3,147,592)
     Other assets                                               (3,639,941)              (69,708)           (519,773)
     Accounts payable and accrued liabilities                   (2,639,393)           (3,621,847)          7,327,377
     Other current liabilities                                   1,543,035             3,298,544           3,670,988
     Interest payable                                           16,180,273               578,803            (885,106)
                                                           ---------------       ---------------     ---------------
Net cash used in operating activities                          (28,038,420)          (21,814,998)        (32,535,525)

INVESTING ACTIVITIES
Capital expenditures                                           (11,062,046)          (12,625,444)         (8,549,799)
Increase in restricted and segregated assets                  (419,187,388)          (10,000,000)                 --
Release of restricted and segregated assets                     90,500,480                    --                  --
Satellite construction costs, including capitalized
  interest                                                    (102,282,330)           (3,750,231)           (510,613)
Advance on DACOM contract,  net                                 12,250,000             9,900,000
Refund from satellite manufacturer                                      --                    --           2,750,000
Purchase of Teleport Europe, net of cash acquired               (8,374,845)                   --                  --
Other                                                                   --               (37,865)           (558,817)
                                                           ---------------       ---------------     ---------------
Net cash used in investing activities                         (438,156,129)          (16,513,540)         (6,869,229)

FINANCING ACTIVITIES
Limited Partners' capital contributions                                 --            30,135,000           7,600,000
Redemption of Limited Partner interest                                  --                    --          (4,450,000)
Debt and equity financing costs                                (26,122,220)           (2,265,291)                 --
Proceeds from issuance of redeemable preferred stock                    --                    --           4,483,001
Proceeds from issuance of common stock, net of issuance
    costs                                                        2,152,668               343,120          51,974,436
Treasury stock purchase                                            (91,490)                   --                  --
PPU borrowings                                                          --                    --           2,275,000
Proceeds from issuance of debt                                 770,397,000                    --                  --
Proceeds from senior notes payable banks and notes payable              --                    --          18,918,984
Repayment of senior notes payable to banks and notes payable  (216,723,484)          (27,802,281)        (14,385,015)
Swap termination fee                                            (5,287,827)                   --                  --
Payment of satellite incentives                                (18,620,886)                   --                  --
Other                                                           (1,688,362)           14,994,212          16,881,102
                                                           ---------------       ---------------     ---------------
Net cash provided by financing activities                      504,015,339            15,404,760          83,297,508
                                                           ---------------       ---------------     ---------------

Net increase (decrease) in cash and cash equivalents            37,820,850           (22,923,778)         43,892,754
Cash and cash equivalents at beginning of period                32,187,807            55,111,585          11,218,831
                                                           ---------------       ---------------     ---------------
Cash and cash equivalents at end of period                 $    70,008,657       $    32,187,807     $    55,111,585
                                                           ===============       ===============     ===============




                 See Notes to Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION.

     Orion Network Systems, Inc.'s ("Orion" or the "Company") principal business is the provision of satellite communications for private communications networks and video distribution and other satellite transmission services. From its inception in 1982 through January 20, 1995, when Orion 1 commenced commercial operations, Orion was a development stage enterprise. Prior to January 1995, Orion's efforts were devoted primarily to monitoring the construction, launch and in-orbit testing of Orion 1, product development, marketing and sales of interim private communications network services, raising financing and planning Orion 2 and Orion 3.

     Through January 31, 1997, Orion Satellite Corporation (whose name has been changed to Orion Network Services, Inc.) was the sole general partner in Orion Atlantic L.P. ("Orion Atlantic") and had a 41 2/3% equity interest in Orion Atlantic. As a result of Orion's control of Orion Atlantic, Orion's consolidated financial statements include the accounts of Orion Atlantic. All of Orion Atlantic's revenues and expenses are included in Orion's consolidated financial statements, with appropriate adjustment to reflect the interests of the Limited Partners in Orion Atlantic's losses prior to the Exchange as described below. Orion acquired all the remaining interests in Orion Atlantic on January 31, 1997 during the Exchange as described below. Orion's consolidated financial statements also include the accounts of all other subsidiaries of Orion.

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

                                                    Jurisdiction of Organization
                       Subsidiary Name                     or Incorporation
-------------------------------------------------  -----------------------------
Asia Pacific Space and Communications, Ltd.                    Delaware

International Private Satellite Partners, L.P.
(doing business as Orion Atlantic, L.P.)                       Delaware

Orion Network Systems-Asia Pacific, Inc.
(formerly known as Orion Asia Pacific Corporation)             Delaware

Orion Network Systems-Europe, Inc.
(formerly known as Orion Atlantic Europe, Inc.)                Delaware

Orion Oldco Services, Inc.
(formerly known as Orion Network Systems, Inc.)                Delaware

OrionNet Finance Corporation                                   Delaware

OrionNet, Inc.                                                 Delaware

Orion Network Services, Inc.
(formerly known as Orion Satellite Corporation)                Delaware

Orion Network Systems-Europe GmbH
(formerly known as Teleport Europe GmbH)             Federal Republic of Germany

     Each of the Subsidiary Guarantors is a wholly owned subsidiary of the Company. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries).

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.   ORGANIZATION - (CONTINUED)

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

ACQUISITION OF ORION ATLANTIC LIMITED PARTNERSHIP INTERESTS IN THE EXCHANGE

     On January 31, 1997, the Company acquired all of the limited partnership interests which it did not already own in the Company's operating subsidiary, Orion Atlantic, that owns the Orion 1 satellite. Specifically, the Company acquired the Orion Atlantic limited partnership interests and other rights relating thereto held by British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., an affiliate of Matra Hachette, and Trans-Atlantic Satellite, Inc., an affiliate of Nissho Iwai Corp. (collectively, the "Exchanging Partners"). The Company accounted for this transaction as an acquisition of minority interest, and as a result, approximately $34.3 million was allocated to the cost of the Orion 1 satellite and related equipment.

     Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged (the "Exchange") their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C 6% Cumulative Convertible Redeemable Preferred Stock (the "Series C Preferred Stock"). In addition, the Company acquired certain rights held by certain of the Exchanging Partners' to receive repayment of various advances (aggregating approximately $41.6 million at January 31, 1997). The 123,172 shares of Series C Preferred Stock issued in the Exchange are convertible into approximately 7 million shares of the Company's Common Stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company.

THE MERGER

     The Exchange was conducted on a tax-free basis by means of a Merger (defined below) that was consummated on January 31, 1997. Pursuant to the Exchange Agreement, Orion Oldco Services, Inc., formerly known as Orion Network Systems, Inc. ("Old Orion"), formed the Company as a new Delaware corporation with a certificate of incorporation, bylaws and capital structure substantially identical in all material respects with those of Old Orion. Also pursuant to the Exchange Agreement, the Company formed a wholly owned subsidiary, Orion Merger Company, Inc. ("Orion Merger Subsidiary"). Pursuant to an Agreement and Plan of Merger, Orion Merger Subsidiary was merged with and into Old Orion, and Old Orion became a wholly owned subsidiary of the Company (the "Merger"). On January 31, 1997, the effective time of the Merger, all of the stockholders of Old Orion received stock in the Company with substantially identical rights to the Old Orion stock they held prior to the effective time of the Merger. Following the Merger, the Company changed its name from Orion Newco Services, Inc. to Orion Network Systems, Inc. and the Company's wholly owned subsidiary, Orion Network Systems, Inc. , changed its name to Orion Oldco Services, Inc.

FINANCINGS

     On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one 11.25% Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of common stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5% Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase
0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant, and together with the Senior Note Warrants, the "Warrants"). Interest on the Senior Notes is payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes do not pay cash interest prior to January 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.   ORGANIZATION - (CONTINUED)

annually on January 15 and July 15 of each year, commencing July 15, 2002. The exercise price of the Warrants is $.01 per share of Common Stock of the Company. There were 697,400 Warrants issued in connection with the Notes (See Note 6).

     On January 31, 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures (the "Convertible Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Convertible Debentures and Matra Marconi Space purchased $10 million of the Convertible Debentures (collectively, the "Convertible Debentures Offering," and together with the Bond Offering, the "Financings"). The Convertible Debentures mature in 2012, and bear interest at a rate of 8.75% per annum payable semi-annually in arrears solely in Common Stock of the Company. The Convertible Debentures are subordinated to all other indebtedness of the Company, including the Notes.

     The net proceeds of the Bond Offering and Convertible Debentures Offering were used by the Company to repay the Orion 1 Credit Facility, pre-fund the first three years of interest payments on certain of the Notes, and will be used to build and launch two additional satellites, Orion 2 and Orion 3.

ACQUISITION OF TELEPORT EUROPE

     On March 26, 1997, Orion acquired German-based Teleport Europe GmbH (now known as Orion Network Systems-Europe GmbH) ("Orion Europe") a communications company specializing in private satellite networks for voice and data services. Orion purchased the shares of Orion Europe held by the German companies, Vebacom GmbH and RWE Telliance AG, now known as o.tel.o for approximately $9 million. In addition, Orion acquired Orion Europe's licenses and operating agreements to provide satellite network services in 40 countries, including 17 countries in which Orion previously did not provide service. The net purchase price of Orion Europe was $8.4 million and was allocated as follows:

     Working capital deficit, net of cash acquired         $    (.6)
     Property and equipment                                     9.3
     Other, net                                                 (.3)
                                                           --------
                                                           $    8.4
                                                           ========


     The proforma effect on net loss assuming the acquisition took place January 1, 1997 was not material.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements for the year ended December 31, 1997, include the accounts of Orion and its wholly-owned subsidiaries and Orion
Financial Partnership (OFP), in which Orion holds a 50% interest. The consolidated financial statements for the years ended December 31, 1996 and 1995, include the accounts of Orion, its two wholly-owned subsidiaries OrionNet, Inc. (OrionNet) and Orion Network Services, Inc., its former 83% owned subsidiary, Asia Pacific Space and Communications Ltd. (Asia Pacific), the OFP, in which Orion holds a 50% interest, and Orion Atlantic, in which Orion held a 41 2/3% ownership interest. Orion Network Services, Inc. as the general partner of Orion Atlantic, exercised control of Orion Atlantic through the provisions of the partnership agreement. All significant intercompany accounts and transactions have been eliminated. In January 1997, all of the outside interest in these entities, except for outside interests of OFP, were acquired.

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CASH AND CASH EQUIVALENTS

     Orion considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents includes cash in banks and short term investments as follows:

                                             DECEMBER 31,
                                          1997          1996
                                      -----------   -----------
                 Cash .............   $ 2,256,356   $ 2,627,477
                 Money market funds     2,543,600    14,213,484
                 Commercial paper .    65,208,701    15,346,846
                                      -----------   -----------
                                      $70,008,657   $32,187,807
                                      ===========   ===========

The commercial paper held at December 31, 1997 matures between January and March 1998.

RESTRICTED AND SEGREGATED ASSETS

     Restricted and segregated assets consist of the following:

                                                      DECEMBER 31,
                                             ------------------------------
                                                   1997          1996
                                             -------------    -------------
    U.S. treasury notes                      $ 117,800,000    $        --
    Commercial paper                           216,696,975             --
    Time deposits                               22,393,000       10,000,000
                                             -------------    -------------
    Total restricted and segregated assets     356,889,975       10,000,000
    Less:  current portion                     (50,064,014)            --
                                             -------------    -------------
                                             $ 306,825,961    $  10,000,000
                                             =============    =============

Included in restricted and segregated assets is $3.7 million of accrued interest at December 31, 1997. The current portion represents interest to be paid on the Senior Notes in 1998. The commercial paper and U.S. treasury discount notes held at December 31, 1997 mature between January and March 1998 and January 1998 and January 2000, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation expense is calculated using the straight-line method over their estimated useful lives as follows:

                 Satellite and related equipment    10.5 years
                 Telecommunications equipment ...   2-7 years
                 Furniture and computer equipment   2-7 years

     Costs incurred in connection with the construction and successful deployment of the Orion 1 satellite and related equipment are capitalized. Such costs include direct contract cost, allocated indirect costs, launch costs, launch insurance, construction period interest and the present value of satellite incentive payments. Similar costs for Orion 2 and Orion 3 are included in "Satellite construction in progress." Orion began depreciating the Orion 1 satellite over its estimated useful life commencing on the date of operational delivery in orbit (January 20, 1995).

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

DEFERRED FINANCING COSTS

     Deferred financing costs related to the Financings include $22.6 million in fees paid to an investment banker and are being amortized over the period the debt is expected to be outstanding. Accumulated amortization at December 31, 1997 and 1996 was $2,289,925 and $9,122,000, respectively. Deferred financing costs of $10.5 million relating to the Orion 1 Credit Facility were expensed in January 1997 in connection with the Financings and are included in the caption "Extraordinary loss on extinguishment of debt".

OTHER ASSETS

     Other  assets  consist   principally  of  FCC  license  application  costs,
organization costs and goodwill. The Company amortizes the FCC license application costs related to Orion 1 over the estimated useful life of the satellite. Organization costs are amortized over five years. Goodwill is primarily amortized over the remaining useful life of Orion 1. Accumulated amortization at December 31, 1997 and 1996 was $6,214,359 and $3,150,000,
respectively.

     Other assets, net of amortization at December 31, 1997 and 1996, consist of the following:

                                                    DECEMBER 31,
                                               1997              1996
                                          ---------------  ---------------
     Goodwill                             $    20,331,878  $     1,412,546
     Note receivable                            3,038,901               --
     FCC license application costs              1,781,097        1,639,054
     Other                                      2,026,933        2,200,702
                                          ---------------  ---------------
                                          $    27,178,809  $     5,252,302
                                          ===============  ===============


FOREIGN CURRENCY TRANSLATION

     Results of operations for foreign entities, primarily the Company's Orion Network Systems-Europe GmbH subsidiary, are translated using average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders' equity (deficit).

INTEREST RATE MODIFICATION AGREEMENT

     Orion entered into an interest-rate swap and cap agreement to modify the interest characteristics of the Orion 1 Credit Facility from a floating to a fixed-rate basis. This agreement involved the receipt of floating rate amount in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential paid or received was accrued as interest rates changed and was recognized as an adjustment to interest expense. The fair value of the swap agreement was not recognized in the financial statements. This agreement was terminated in January 1997 in connection with the Financings discussed in Note 1. No such agreements were in place at December 31, 1997.

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION

     Revenue is recognized as earned in the period in which telecommunications and related services are provided.

     The following summarizes the Company's domestic and foreign revenues for the years ended December 31, 1997, 1996 and 1995:

                                                         YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                    1997          1996          1995
                                                -----------   -----------   -----------
Revenues from unaffiliated customers
    United States ...........................   $30,927,234   $21,261,980   $ 8,528,736
    Europe ..................................    37,720,990    14,571,979     8,056,146
Revenues from related parties ...............     4,092,407     6,013,333     5,699,000
                                                -----------   -----------   -----------
Total services revenue ......................   $72,740,631   $41,847,292   $22,283,882
                                                ===========   ===========   ===========

INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

     Following is a summary of components of deferred taxes at December 31, 1997 and 1996 (in thousands):

                                                     DECEMBER 31,
                                                --------------------
                                                   1997        1996
                                                --------    --------
          Deferred tax assets:
          Net operating loss carryforward ... $ 61,648 $ 29,535 Accrued discount on Senior Discount
            Notes ...........................     11,917        --
          Amortization of intangibles .......      2,947         466
          Other .............................      3,385       2,566
                                                --------    --------
                                                  79,897      32,567
          Deferred tax liabilities:

          Depreciation ......................    (16,289)       (299)
          Other .............................       (741)       (124)
                                                --------    --------
                                                 (17,030)       (423)
                                                --------    --------
          Net deferred tax asset ............     62,867      32,144

          Valuation allowance ...............    (62,867)    (32,144)
                                                --------    --------
          Net deferred tax asset, after
            valuation allowance .............   $   --      $   --
                                                ========    ========

     At December 31, 1997, Orion has approximately $162 million in net operating loss carryforwards which expire at varying dates from 2004 through 2012. The use of these loss carryforwards may be limited under the Internal Revenue Code as a result of ownership changes experienced by Orion. Due to uncertainty regarding its ability to realize the benefits of such net operating loss carryforwards and other net deferred tax assets, the Company has established a valuation allowance for the full amount of these net deferred tax assets.

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

NET LOSS PER COMMON SHARE

     Net loss per common share is based on the weighted average number of common shares outstanding during the period. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The effect of such securities for all periods presented is anti-dilutive, and therefore has been excluded from the calculation of diluted earnings per share. The adoption of FASB 128 had no impact on the per share amounts previously presented.

STATEMENTS OF CASH FLOWS

Non-cash   investing  and  financing   activities  and  supplemental  cash  flow
information includes:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                         1997             1996              1995
                                                                    --------------    --------------   --------------
Property and equipment financed by capital leases.............      $           --    $      482,452   $    2,850,766
Preferred stock dividend, net of forfeitures..................           6,034,436         1,369,665        1,329,007
Conversion of redeemable preferred stock to common stock......          38,845,493           804,945            9,000
Conversion of subordinated debentures to common stock.........          10,291,667                --               --
Premium on satellite due to redemption of L.P interest........                  --                --        3,066,925
Redemption of STET interest with notes payable................                  --                --        8,000,000
Reduction in amount due to satellite manufacturer.............                  --                --          485,799
Satellite incentive obligation capitalized...................                   --                --       14,816,406

Acquisition of Teleport Europe, net of cash acquired:

  Working capital deficit, net of cash acquired...............             683,567                --               --
  Property and equipment......................................          (9,346,584)               --               --
  Other, net..................................................             288,172                --               --
                                                                    --------------    --------------   --------------
Net cash used to acquire Teleport Europe......................          (8,374,845)               --               --

Issuance of Series C preferred stock..........................          94,000,000                --               --
Issuance of common stock for preferred stock dividend.........           2,070,462                --               --
Issuance of common  stock and warrants .......................          13,406,631           300,000               --
Interest paid during the year.................................          35,572,722        20,619,316       11,312,875

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

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.   ORION ATLANTIC

     Orion Atlantic is a Delaware limited partnership formed to provide international private communications networks and basic transponder capacity and capacity services (including ancillary ground services) to businesses and institutions with trans-Atlantic and intra-European needs. The business was organized by Orion Network Services, the general partner of Orion Atlantic. The principal purposes of Orion Atlantic was to finance the construction, launch and operation of up to two telecommunications satellites in geosynchronous orbit over the Atlantic Ocean and to establish a multinational sales and service organization. Eight international corporations, including Orion, invested a total of $90 million in equity as limited partners in Orion Atlantic. Orion Atlantic through January 1997, was financed by a credit facility which provided up to $251 million for the first satellite from a syndicate of major international banks led by Chase Manhattan Bank, N.A. In addition to their equity investments, the Limited Partners had agreed to lease capacity on the satellites up to an aggregate $155 million and had entered into additional contingent capacity lease contracts ("contingent call") up to an aggregate $271 million, as support for repayment of the senior debt. The firm capacity leases and contingent calls were payable over a seven-year period after the Orion 1 satellite was placed in service. In July 1995, January and July 1996 the Limited Partners (excluding the Company) paid $7.6 million, $18.0 million and $12.1 million, respectively, pursuant to the contingent calls. As discussed in Note 1, in January 1997, the Company acquired all of the limited partnership interests it did not already own in Orion Atlantic.

     Orion 1 -- The fixed base price of Orion 1, excluding obligations relating to satellite performance, aggregated $227 million. In addition to the fixed base price, the contract required payments in lieu of a further contract price increase, aggregating approximately $44 million through 2006. Such payments are due, generally, if 24 out of 34 satellite transponders are operating satisfactorily. Shortly after acceptance of the satellite in January 1995, the Company filed a warranty claim with the satellite manufacturer relating to one transponder that was not performing in accordance with contract specifications. In August 1995, Orion Atlantic received a one time refund of $2.75 million which was applied as a mandatory prepayment to the senior notes payable - banks.

     The Company believes that since Orion 1 is properly deployed and operational, based upon industry data and experience, payment of the obligation mentioned above is highly probable and the Company capitalized the present value of this obligation of approximately $14.8 million as part of the cost of the satellite. Payment of amounts due under this obligation were delayed until payment was permitted under the senior notes payable -- banks. The present value was estimated by discounting the obligation at 14% over the expected term, assuming payment of the incentives begins upon expiration of the senior notes payable -- banks in 2002.

     Redemption of STET Partnership Interest; Issuance of New Interest to Orion. -- In November 1995 Orion Atlantic redeemed the limited partnership interest held by STET (the "STET Redemption") for $11.5 million, including $3.5 million of cash and $8.0 million in 12%, promissory notes due through 1997. STET's firm and contingent capacity leases remained in place until released by the Banks under the Orion 1 Credit Facility. STET's existing contractual arrangements with Orion Atlantic were modified in a number of respects, including (i) a reduction of approximately $3.5 million in amounts due by Orion Atlantic to Telespazio S.p.A., an affiliate of STET, over a ten-year period under contracts relating to the construction of Orion 2, back-up tracking, telemetry and command services through a facility in Italy and engineering consulting services, (ii) the establishment of ground operations and distribution agreements between Orion Atlantic and Telecom Italia, a subsidiary of STET, relating to Italy, and the granting to Telecom Italia of exclusive marketing rights relating to Italy for a period ending December 1998 conditioned upon Telecom Italia achieving certain sales quotas, and (iii) canceling exclusive ground operations and sales representation agreements between Orion Atlantic and STET (or its affiliates) relating to Eastern Europe.

     Orion Atlantic funded the STET Redemption by selling a new limited partnership interest to Orion for $8 million (including $3.5 million in cash and $4.5 million in 12% promissory notes due through 1997). In connection with the STET redemption, Orion agreed to indemnify Telecom Italia for payments which were made in July 1995 of $950,000 and which would be made in the future under its firm and contingent capacity agreements with Orion Atlantic and posted a $10 million letter of credit to support such indemnity. The Company accounted for this transaction as an acquisition of a minority interest and, as a result, approximately $3.1 million was allocated to the cost of the Orion 1 satellite and related equipment.

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.   ORION ATLANTIC - (CONTINUED)

     During 1995, Orion Atlantic entered into agreements with certain Limited Partners (including the Company) under which the participating Limited Partners voluntarily gave up their rights to receive capacity under their firm capacity agreements through January 1996. The participating Limited Partners continued to make payments for such capacity but have the right to receive refunds from Orion Atlantic out of cash available after operating costs and payments under the Credit Facility. At December 31, 1996, Orion Atlantic received $27.7 million (excluding payments from the Company) under the firm capacity agreements subject to refund, which amounts are included in "Other liabilities." In addition, services revenue included $4.1 million, $6.0 million and $5.7 million in 1997, 1996 and 1995 from Limited Partners pursuant to the firm capacity commitments, not subject to refund. In connection with the Exchange described in Note 1, such rights were acquired by the Company.

4.   COMMITMENTS AND CONTINGENCIES

     Orion 1 -- In November 1995, a portion of the Orion 1 satellite experienced an anomaly that resulted in a temporary service interruption, lasting approximately two hours, in the dedicated capacity serving the European portion of Orion Atlantic's services. Full service to all affected customers was restored using redundant equipment on the satellite. The Company believes, based on the data and the Telesat Report (issued by Telesat Canada, independent engineering consultants dated November 14, 1995), that, because the redundant component is functioning fully in accordance with specifications and the performance record of similar components is strong, the anomalous behavior is unlikely to affect the expected performance of the satellite over its useful life. Furthermore, there has been no effect on the Company's ability to provide services to customers. However, in the event that the currently operating component fails, Orion 1 would experience a significant loss of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $47 million and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

     Orion 2 -- In July 1996, the Company signed a contract with Matra Marconi Space for the construction and launch of Orion 2 (which was amended and restated in January 1997) and in February 1997 commenced construction of that satellite. The contract provides for delivery in orbit of Orion 2 by June 1999, for a firm fixed price of $201 million, excluding launch insurance and incentive payments. Orion 2 will expand the Company's European coverage and extend coverage to portions of the Commonwealth of Independent States, Latin America and the Middle East.

     Orion 3 -- In January 1997, the Company entered into a satellite procurement contract with Hughes Space for the construction and launch of Orion 3, construction of which commenced in December 1996. The contract provides for delivery in orbit of Orion 3 by December 1998, for a firm fixed price of $208 million, excluding launch insurance and incentive payments. Orion 3 will cover broad areas of the Asia Pacific region including China, Japan, Korea, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii.

     In November 1996, Orion entered into a contract with DACOM Corp. ("DACOM"), a Korean communications company, under which DACOM will lease eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, which is payable over a period from December 1996 through six months following the lease commencement date for the transponders (which is scheduled to occur by January 1999). DACOM is to deposit funds with Orion in accordance with a milestone schedule. As of December 31, 1997, Orion had received $22.25 million from DACOM. This amount is included in "Other Liabilities". Orion maintains a $22.25 million letter of credit which will be released on August 1, 1998. Orion has an obligation to maintain a letter of credit for seven months beginning on the lease commencement date in the amount of $44.75 million. Prior to launch, payments are subject to refund pending the successful launch and commencement of commercial operation of Orion 3. DACOM maintains a $54.75 million letter of credit securing substantially all of DACOM's remaining payments.

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     Litigation -- On November 9, 1996, Orion and Skydata Corporation ("Skydata") executed a letter with respect to the settlement in full of pending litigation and arbitration related to a patent dispute. As part of the settlement, Skydata granted Orion (and its affiliates) an unrestricted, world-wide paid-up license to make, have made, use or sell products or methods under the patent and all other corresponding continuation and reissue patents. Orion is to pay Skydata $437,000 over a period of two years as part of the settlement.

     Other -- Orion has entered into operating leases, principally for office space. Rent expense was $1,312,000, $915,000 and $735,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum lease payments are as follows:

                            1998 .....   $1,588,800
                            1999 .....    1,283,100
                            2000 .....      185,100
                            2001 .....       93,500
                            2002 .....       46,000
                            Thereafter      552,500
                                         ----------
                                         $3,749,000
                                         ==========


5.   LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                    1997              1996
                                                               ---------------  ---------------
Senior notes (net of unamortized discount of
  $4.9 million)                                                $   440,099,914  $            --
Senior discount notes (maturity value of $484 million).            292,336,605               --
Convertible junior subordinated debentures...........               50,000,000               --
Senior notes payable to banks..........................                     --      207,714,842
Notes payable - TT&C Facility..........................              6,021,601        6,956,624
Satellite incentive obligations........................              6,478,533       22,373,746
Notes payable - STET...................................                     --        5,550,000
Notes payable - limited partners.......................                     --        8,050,000
Other                                                                2,140,096        2,566,687
                                                               ---------------  ---------------
     Total long-term debt..............................            797,076,749      253,211,899
Less: current portion..................................              6,406,143       34,975,060
                                                               ---------------  ---------------
     Long-term debt less current portion...............        $   790,670,606  $   218,236,839
                                                               ===============  ===============

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.   LONG-TERM DEBT - (CONTINUED)

     Total interest (including commitment fees and amortization of deferred financing costs) incurred for the years ended December 31, 1997, 1996 and 1995 was $91.1, $27.8, and $26.0 million, respectively. Capitalized interest for 1997 was $7.3 million. Aggregate annual maturities of long-term debt consist of the following (in thousands):

                           1998 .....   $  6,406,143
                           1999 .....      1,347,198
                           2000 .....      1,177,692
                           2001 .....      1,252,335
                           2002 .....      1,582,997
                           Thereafter    785,310,384
                                        ------------
                                        $797,076,749
                                        ============


     Senior Notes and Senior Discount Notes -- On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one 11.25% Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of common stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5% Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant and together with the Senior Note Warrants, the "Warrants"). Interest on the Senior Notes is payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes do not pay cash interest prior to January 15, 2002. Thereafter, cash interest accrues until maturity at an annual rate of 12.5% payable semi-annually on January 15, and July 15 of each year, commencing July 15, 2002. The exercise price for the Warrants is $.01 per share of Common Stock of the Company. The Company made interest payments of $22,806,250 and $25,031,250 in July 1997 and January 1998 on the Senior Notes. The indentures supporting the Senior Notes and the Senior Discount Notes contain certain covenants which, among other things, restrict distributions to stockholders of the Company, the repurchase of equity interests in the Company and the making of certain other investments and restricted payments, the incurrence of additional indebtedness by the Company and its restricted subsidiaries , the creation of liens, certain asset sales, transaction with affiliates and related parties, and mergers and consolidations. The Company is in compliance with the requirements of such indentures.

     Convertible Junior Subordinated Debentures -- On January 31, 1997, in connection with the Financings discussed in Note 1, the Company completed the sale of $60 million of its convertible junior subordinated debentures (the "Convertible Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Convertible Debentures and Matra Marconi Space purchased $10 million of the Convertible. The Convertible Debentures mature in 2012, and bear interest at a rate of 8.75% per annum to be paid semi-annually in arrears solely in Common Stock of the Company. The Convertible Debentures are subordinated to all other indebtedness of the Company, including the Notes. Matra Marconi Space converted their $10 million of Convertible Debentures and accrued interest into 735,292 shares of common stock in December 1997. Subsequent to year end, British Aerospace converted their $50 million of Convertible Debentures and accrued interest into approximately 3.6 million shares of common stock.

         Senior Notes Payable to Banks - The senior notes payable to banks outstanding under a credit facility prior to repayment as described below, bore interest at 1.75% over the LIBOR. The Company entered into agreements with Chase Manhattan Bank, N.A. ( "Chase" ) for interest rate hedging arrangements which fixed the maximum interest rate through November 1995 at 11.54%. Thereafter a self funding interest rate cap agreement was in place relating to a notional amount declining

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.   LONG-TERM DEBT - (CONTINUED)

every six months from $150 million effective November 30, 1995 to $15.6 million effective March 31, 2001. Under the terms of the cap agreement, when LIBOR equaled or exceeded 5.5% Orion Atlantic paid Chase a fee equal to 3.3% per annum of the notional amount and received a payment from Chase in an amount equal to the difference between the actual LIBOR rate and 5.5% on the notional amount. In January 1997, the Company used the net proceeds of the Bond Offering and the Convertible Debenture Offering to repay the Orion 1 Credit Facility and terminated the hedging arrangement. The loss on termination of the hedging arrangement of $5.3 million is included in "Extraordinary loss on extinguishment of debt."

     Note Payable -- TT&C Facility -- In June 1995 upon acceptance of the TT&C Facility, the Company refinanced $9.3 million from General Electric Credit Corporation as a seven-year term loan, payable monthly. The interest rate is fixed at 13.5%. The TT&C debt is secured by the TT&C Facility, the Satellite Control System Contract and Orion Atlantic's leasehold interest in the TT&C Facility land. The TT&C financing agreement contains customary representations, warranties and covenants regarding certain activities of the Company.

     Satellite Incentive Obligations -- The obligations relating to satellite performance have been recorded at the present value (discounted at 14%, the Company's estimated incremental borrowing rate for unsecured financing) of the required payments commencing at the originally scheduled maturity of the senior notes payable to banks and continuing through 2006. Under the terms of the construction contract, payment of the obligation is delayed until such time as payment is permitted under the senior notes payable to banks. During 1997, payments aggregating $18.6 million were made pursuant to this obligation.

     Notes Payable -- STET -- In connection with the STET Redemption, the Company issued $8 million of promissory notes bearing interest at 12% per annum. Payments were due as follows: $2.5 million plus accrued interest paid on December 31, 1996; $3.5 million plus accrued interest on the earlier of December 31, 1997 or the refinancing of the senior notes payable to banks; and the remaining $2.0 million in monthly installments of $0.2 million plus accrued interest beginning January 1997. At December 31, 1997, the $8 million promissory notes issued in connection with the STET Redemption have been repaid.

     Notes Payable -- Limited Partners -- In January 1997, the Company issued Series C Convertible Preferred Stock in exchange for the Preferred Participation Units (PPUs) aggregating $8.1 million due to certain former Limited Partners for development of Orion Atlantic's network services business. Holders of PPUs earned interest on aggregate amounts drawn at the rate of 30% per annum.

Interest payable at December 31, 1996 was $5.9 million and is included in "Other liabilities".

6.   REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

     The Company has authorized 1,000,000 shares of $0.01 par value preferred stock.

    Redeemable Preferred Stock

     In June 1994, Orion issued 11,500 shares of Series A 8% Cumulative Redeemable Convertible Preferred Stock at $1,000 per share and granted an option to purchase an additional 3,833 shares of similar preferred stock at $1,000 per share. Dividends on preferred stock accrue at 8% per year and are payable as and when declared. Orion may redeem the preferred stock at the amount invested plus accrued and unpaid dividends. Upon such a redemption, the preferred stockholders would receive a warrant to acquire at $8.50 per share the number of shares of common stock into which the preferred stock was convertible. The 11,500 shares issued are convertible into 1,352,941 shares of common stock ($8.50 per share). Upon conversion any accrued and unpaid dividends are forfeited. Orion may require conversion of the preferred stock if certain conditions are met. After Orion issued preferred stock (along with warrants and options to make an additional investment) in June 1994, the Directors and affiliates of Directors who purchased common stock in December 1993 and the institutions and other investors who purchased common stock in June 1994 each exercised its right to receive

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY - (CONTINUED)

preferred stock (along with warrants and options to make an additional investment) in exchange for the common stock previously acquired and Orion issued an aggregate of 3,000 shares of Series A Preferred Stock and related options for 1,000 shares to such persons and entities. The 3,000 shares issued are convertible into 352,941 shares of common stock ($8.50 per share). Through December 31, 1997, 7,567 shares of preferred stock were converted into 890,235 shares of common stock. The remaining 6,933 shares outstanding are convertible into 815,647 shares of common stock at December 31, 1997.

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

     In June 1995, certain Directors, affiliates of Directors, and certain holders of Series A Preferred Stock purchased 4,483 shares of Series B Preferred Stock for approximately $4.5 million. This purchase was pursuant to an option granted in June 1995 to purchase $1 of preferred stock similar to the Series A Preferred Stock for each $3 of Series A Preferred Stock purchased in June 1994, except that such similar preferred stock would be convertible at any time with Common Stock at a price within a range of $10.20 to $17.00 per share of common stock based upon when the option is exercised. The Series B Preferred Stock has rights, designations and preferences substantially similar to those of the Series A Preferred Stock, and is subject to similar covenants, except that the Series B Preferred Stock is convertible into 439,510 shares of Common Stock at an initial price of $10.20 per share, subject to certain anti-dilution adjustments, and purchases of Series B Preferred Stock did not result in the purchaser receiving any rights to purchase additional preferred stock. Through December 31, 1997, 2,424 shares of preferred stock were converted into 237,647 shares of common stock. The remaining 2,059 shares outstanding are convertible into 201,862 shares of common stock at December 31, 1997.

     In January 1997, Orion issued 123,172 shares of Series C Cumulative Redeemable Preferred Stock to British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., and Trans-Atlantic Satellite, Inc. in exchange for their Orion Atlantic partnership interests. Dividends on the preferred stock accrue at 6% per year and are distributable in the Company's common stock calculated based on the market price of such stock under a formula provided in the Certificate of Designations. The shares are convertible into approximately 7 million shares ($17.50 per share) of the Company's common stock. Through December 31, 1997, 40,531 shares of preferred stock, including dividends, were converted into approximately 2.4 million shares of common stock. Series C Cumulative Preferred Stock is recorded net of deferred offering costs of approximately $3.3 million. The Series C Cumulative Preferred Stock is subject to mandatory redemption at par value in 25 years. The difference between in carrying value and par value is being accreted over such period.

     The preferred stock has a liquidation preference equal to the amount invested plus accrued and unpaid dividends. Preferred stockholders are entitled to vote on an as-converted basis and have the right to put the stock to Orion upon a merger, change of control or sale of substantially all assets at the greater of liquidation value or fair value.

     Stockholders' Equity

     1987 Employee Stock Option Plan - Under the 1987 Employee Stock Option Plan, 1,470,588 shares of common stock are reserved for issuance upon exercise of options granted. Shares of common stock may generally be purchased under this plan at prices not less than the fair market value, as determined by the Board of Directors, on the date the option is granted.

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY - (CONTINUED)

     Stock options outstanding at December 31:

                                         1997             1996             1995
                                     --------------  ---------------  ---------------
Range of exercise price...........   $ 8.16 - 12.29  $  8.16 - 12.24  $  5.44 - 12.24

Outstanding at  beginning of year          911,663          971,469           804,056
Granted during year...............         400,670          122,750           380,069
Exercised.........................         (81,383)         (37,629)          (60,928)
Canceled                                   (56,640)        (144,927)         (151,728)
                                     --------------  ---------------  ---------------
Outstanding at end of year........       1,174,310          911,663           971,469
                                     ==============  ===============  ===============


     In November 1993, stock options for 95,588 shares of common stock were granted to key executives which may be exercised only upon the achievement of certain business and financial objectives. At December 31, 1995, the executives had earned the right to exercise 40,441 of these options based on the achievement of such objectives. The remaining options were canceled during 1996.

     Stock options vest annually over a one to five-year period. All options are exercisable up to seven years from the date of grant. The Company's 1987 Employee Stock Option Plan expired in 1997. No further shares are available for grant under this plan. There were 506,803 and 429,265 options exercisable at December 31, 1997 and 1996, respectively.

     In July 1996, the Company granted, subject to shareholder approval, the Chairman of the Executive Committee 100,000 options at $9.83 per share. These options vested as follows, 50,000 on January 17, 1997 and 50,000 upon successful completion of either a refinancing of the Orion 1 satellite, financing for construction, launch and insurance for Orion 2 or Orion 3 or a substantial acquisition or relationship with a strategic partner. These requirements were met in January 1997.

     Non-Employee Director Stock Option Plan -- In 1996, Orion adopted a non-employee director stock option plan. Under this plan, 380,000 shares of common stock are reserved for issuance. During 1997, there were 80,000 options granted pursuant to this plan at $9.60 per share. At December 31, 1997, aggregate options outstanding pursuant to this plan totaled 270,000, of which, 180,000 were exercisable at prices ranging from $8.49 to $12.53 per share.

     1997 Employee Stock Option Plan - In 1997, Orion adopted a second stock option plan. Under this plan, as amended, 1,300,000 shares of common stock are reserved for issuance upon exercise of options granted. Shares of common stock may be purchased under this plan at prices not less than the fair value as determined by the Board of Directors, on the date the option is granted.

     Compensation expense relating to these plans was not significant.

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY - (CONTINUED)

     Stock options outstanding at December 31:

                                                         1997

                  Range of exercise price ........   $9.30 - 17.06
                                                     =============

                  Outstanding at beginning of year              --
                  Granted during year ............         556,000
                  Exercised ......................              --
                  Canceled .......................          (4,000)
                                                     -------------
                  Outstanding at end of year .....         552,000
                                                     =============



     There were 62,500 options exercisable at December 31, 1997.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes valuation model with the following assumptions:

                                        1997             1996             1995
                                      ---------        ---------       ---------
Risk-free interest rate.............      6.5%            6.5%            6.5%
Expected dividend yield.............      0.0%            0.0%            0.0%
Expected life of option.............  6.5 YEARS        5.8 years       5.8 years
Volatility of the Company's stock...      69%              68%             68%



     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The effect of applying SFAS 123 on pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things,
(1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. The Company's adjusted pro forma information for the years ended December 31, are as follows:

                                           1997          1996        1995
                                        ---------    -----------   ----------
                                               (Net loss in thousands)

Adjusted pro forma net loss ........... $(110,703)   $   (28,031)  $  (27,306)
                                        =========    ===========   ==========
Adjusted pro forma net loss per share$  $(10.03)     $     (2.68)  $    (3.11)
                                        =========    ===========   ==========

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY - (CONTINUED)

     401(k) Profit Sharing Plan -- In September 1996, Orion amended the 401(k) profit sharing plan. Under this plan, 100,000 shares of common stock are reserved for issuance as the Company's discretionary match of employee contributions. The Company's matching contributions may be made in either cash or in the equivalent amount of the Company's common stock. During 1997, the Company issued 11,286 shares for the 1996 plan year.

     Stock Purchase Plan -- In September 1996, Orion adopted an employee stock purchase plan. Under this plan, 500,000 shares of common stock are reserved for issuance. Shares of common stock are purchased under this plan through payroll deduction. The purchase price of each share of common stock purchased under the plan will be 85% of the fair market value of the common stock on the measurement date. During 1997, the Company issued 27,731 shares pursuant to the Plan.

     Stock Warrants - In November 1996, Orion granted 50,000 warrants to DACOM to purchase shares of common stock at $14 per share. The warrants are exercisable for a six month period beginning six months after the commencement date, as defined in the Joint Investment Agreement, and ending one year after the commencement date and will terminate at that time or at any time the Joint Investment Agreement is terminated. The fair value of the warrants at the date of issue was $300,000 and was estimated using a Black Scholes valuation model.

     Warrants outstanding at December 31:

                                             1997             1996            1995
                                         -------------   -------------   -------------
  Range of exercise price .............. $0.01 - 14.00   $9.79 - 14.00   $9.79 - 12.79
                                         =============   =============   =============
  Outstanding at beginning of year .....    142,115            553,768         735,769
  Granted during year ..................    697,400             50,000              --
  Exercised ............................    (96,159)                --              --
  Canceled .............................     (2,806)          (461,653)       (182,001)
                                         -------------   -------------   -------------
  Outstanding at end of year ...........    740,550            142,115         553,768
                                         =============   =============   =============


     There were 690,550 and 92,115 warrants exercisable at December 31, 1997 and 1996, respectively.

     The holders of preferred stock also hold warrants to purchase 1,017,509 shares of common stock at the conversion price of such preferred stock. These warrants do not become exercisable unless Orion exercises its right to repurchase the preferred stock at the liquidation value, plus accrued and unpaid dividends.

     In January 1997, the Company issued Senior Note Warrants and Senior Discount Note Warrants to acquire 376,608 and 320,792 shares of common stock, respectively at $.01 per share in connection with the Bond Offering. The warrants were not exercisable prior to six months after the closing date of the Bond Offering and became separately transferable from the Notes six months from date of issuance. The estimated fair value of the warrants aggregating $9.6 million was allocated $5.2 million to Senior Notes and $4.4 million to Senior Discount Notes as debt discount. At December 31, 1997, 6,850 warrants were converted into 5,797 shares of common stock.

     Shares Reserved for Issuance - The Company has 14,036,809 shares of common stock at December 31, 1997 reserved for issuance upon conversion of debentures and preferred stock, exercise of outstanding stock options and warrants, and common stock issued under the stock purchase and 401(k) profit sharing plans.

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.    FAIR VALUES OF FINANCIAL INSTRUMENTS

     Other than amounts due under the Senior Notes and Senior Discount Notes, Orion believes that the carrying amount reported in the balance sheet of its other financial assets and liabilities approximates their fair value at December 31, 1997. The fair value of the Company's Senior Notes and Senior Discount was estimated to be approximately $511.8 million and $377.5 million, respectively. Based upon the conversion value at December 31, 1997 of the underlying common stock, the fair value of the Company's redeemable preferred stock was approximately $102.8 million.

8.   PENDING ACQUISITION OF THE COMPANY BY LORAL

     On October 7, 1997, Orion, Loral Space & Communications Ltd. ("Loral") and Loral Satellite Corporation, a wholly-owned subsidiary of Loral ("Merger Sub"), entered into an Agreement and Plan of Merger (as amended on February 11, 1998, the "Merger Agreement"), pursuant to which Merger Sub will merge with and into the Company, with the Company being the surviving corporation and thereby becoming a wholly-owned subsidiary of Loral (the "Loral Merger").

     The Merger Agreement provides that (i) each share of Common Stock, excluding treasury shares and shares owned by Loral or its subsidiaries, will be converted into and exchanged for the right to receive the number of fully paid and nonassessable shares of common stock, par value $.01 per share, of Loral ("Loral Common Stock") equal to the Exchange Ratio (as described below), (ii) each share of the Company's Series A 8% Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"), Series B 8% Cumulative
Redeemable Convertible Preferred Stock (the "Series B Preferred Stock" and together with the Series A Preferred Stock, the "Senior Preferred Stock") and Series C Preferred Stock (the Series C Preferred Stock and Senior Preferred Stock are hereinafter referred to as the "Senior Preferred Stock") will be converted into and exchanged for the right to receive the number of fully paid and nonassessable shares of Loral Common Stock equal to the Exchange Ratio multiplied by the number of shares of Common Stock into which such share of Preferred Stock was convertible immediately prior to the Effective Time of the Loral Merger, (iii) each outstanding stock option to purchase shares of Orion Common Stock will be converted into an option to acquire the number of shares of Loral Common Stock equal to the Exchange Ratio multiplied by the number of shares of Common Stock for which such option was exercisable, and (iv) each outstanding warrant to purchase shares of Orion Common Stock will be converted into a warrant to acquire the number of shares of Loral Common Stock equal to the Exchange Ratio multiplied by the number of shares of Common Stock for which such warrant was exercisable.

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

     A meeting of Orion's shareholders has been scheduled for March 20, 1998 to vote to approve the Loral Merger. The Company expects the Loral Merger to close following a favorable shareholder vote, however, there can be no assurance that the Loral Merger will be consummated. Although not a condition of the Loral Merger, Orion intends to seek an Internal Revenue Service ruling as to eligibility for a tax-free exchange.

     In the event the Loral Merger is completed, the Company will be obligated to make an offer to purchase all outstanding Senior and Senior Discount Notes (the "Notes") at a purchase price equal to 101% of their principal or accreted value, plus accrued and unpaid interest therein to the repurchase date. Since the Notes have traded in recent periods at prices above 101% of their principal amount, the Company does not anticipate that the holders of a material principal amount of the Notes will accept the repurchase offer.

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.   PENDING ACQUISITION OF THE COMPANY BY LORAL - (CONTINUED)

     In connection with the Merger Agreement, certain principal stockholders of Orion and members of Orion's management have agreed to vote in favor of the Loral Merger and have granted to Loral the right to purchase their securities in Orion for a price equal to the Loral Merger consideration under certain circumstances.

9.   CONDENSED FINANCIAL INFORMATION OF ORION

     Presented below are condensed balance sheets of Orion (parent company only basis) at December 31, 1997 and 1996. All material contingencies, obligations and guarantees of Orion have been separately disclosed in the preceding notes to the financial statements.


             CONDENSED BALANCE SHEETS OF ORION NETWORK SYSTEMS, INC.

                                                               DECEMBER 31,
                                                     ------------------------------
                                                          1997             1996
                                                     -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents ......................   $        --      $  26,564,562
  Restricted assets ..............................      50,064,014             --
  Receivable from Orion Atlantic .................            --            253,088
  Other current assets ...........................            --            766,784
                                                     -------------    -------------
       Total current assets ......................      50,064,014       27,584,434
Restricted and segregated assets .................     284,432,961             --
Investment in and advances to subsidiaries .......     460,571,744      (12,088,208)
Other assets .....................................      42,021,096       10,590,071
                                                     -------------    -------------
       Total assets ..............................   $ 837,089,815    $  26,086,297
                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' deficit
Current liabilities:
  Notes and interest payable to Orion Atlantic ...   $        --      $   2,327,427
  Interest payable ........................... ...      24,768,229             --
  Accounts payable and accrued liabilities .......            --          2,828,616
                                                     -------------    -------------
       Total current liabilities .................      24,768,229        5,156,043
Long term debt ...................................     782,436,519            7,053
Other liabilities ................................            --            457,203
Redeemable preferred stock .......................      76,734,212       20,902,366
Stockholders' deficit ............................     (46,849,145)        (436,368)
                                                     -------------    -------------
       Total liabilities and stockholders' deficit   $ 837,089,815    $  26,086,297
                                                     =============    =============

                           ORION NETWORK SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.   CONDENSED FINANCIAL INFORMATION OF ORION - (CONTINUED)

        CONDENSED STATEMENTS OF OPERATIONS OF ORION NETWORK SYSTEMS, INC.

                                                                          YEAR ENDED DECEMBER 31,
                                                             1997                  1996                   1995
                                                       ---------------       ---------------        ---------------
Services revenue.....................................  $            --       $        34,000        $            --
Operating expenses and other income:
   General and administrative........................        2,170,102             3,832,286              3,171,305
   Interest expense (income), net....................       57,069,304            (1,883,719)            (1,834,589)
                                                       ---------------       ---------------        ---------------
   Total operating expenses and other income.........       59,239,406             1,948,567              1,336,716
Equity in net losses of subsidiaries.................       46,500,608            25,280,843             25,578,462
                                                       ---------------       ---------------        ---------------
Net loss.............................................  $  (105,740,014)      $   (27,195,410)       $   (26,915,178)
                                                       ===============       ===============        ===============


        CONDENSED STATEMENTS OF CASH FLOWS OF ORION NETWORK SYSTEMS, INC.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    1997                  1996                  1995
                                                               ---------------        --------------        --------------
NET CASH USED IN OPERATIONS................................    $   (22,806,250)       $   (4,046,446)      $    (4,107,237)

INVESTING ACTIVITIES:
  Advances to subsidiaries.................................       (407,092,800)          (15,528,710)           (8,664,024)
  Capital expenditures.....................................                                 (504,729)             (597,698)
  Increase in restricted and segregated assets ............       (406,937,388)                   --                    --
  Release of restricted and segregated assets .............         90,500,480                    --                    --
                                                               ---------------        --------------        --------------
  Net cash used in investing activities....................       (723,529,708)          (16,033,439)           (9,261,722)

FINANCING ACTIVITIES:
  Proceeds from issuance of debt, net                              744,274,780                    --                    --
  Proceeds from issuance of redeemable preferred stock.....                 --                    --             4,483,001
  Proceeds from issuance of common stock...................          2,152,668               343,120            51,974,436
  PPU funding..............................................                 --                    --              (455,000)
  Repayment of notes payable...............................                 --            (2,496,300)              (37,792)
  Purchase of treasury stock ..............................            (91,490)                   --                    --
                                                               ---------------       ---------------        ---------------


  Net cash (used in) provided by financing activities......        746,335,958            (2,153,180)           55,964,645
                                                                   -----------            ----------            ----------
  Net (decrease) increase in cash and cash equivalents.....                 --           (22,233,065)           42,595,686
Cash and cash equivalents at beginning of year.............                 --            48,797,627             6,201,941
                                                               ---------------        --------------        --------------
Cash and cash equivalents at end of year...................    $            --        $   26,564,562        $   48,797,627
                                                               ===============        ==============        ==============


     Basis of presentation -- In these parent company-only condensed financial statements, Orion's investment in subsidiaries is stated at cost less equity in the losses of subsidiaries since date of inception or acquisition. Orion Network Systems, Inc. is presented for 1997 and Orion Oldco Services, Inc. is presented for 1996 and 1995, as a result of the Exchange, the Merger and the financings consummated January 31, 1997 all described in Note 1 of the Consolidated Financial Statements.

                           ORION NETWORK SYSTEMS, INC.

10.  PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

     The following pro forma condensed consolidated statement of operations gives effect, as of January 1, 1997, to the Exchange, the Merger and the Financings consummated on January 31, 1997, all as described in Note 1 to the Consolidated Financial Statements and related transactions.

     The unaudited pro forma condensed consolidated statement of operations does not purport to present the actual results of operations of the Company had the Transactions in fact occurred on the date specified, nor is it indicative of the results of operations that may be achieved in the future.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     YEAR ENDED
                                                                  DECEMBER 31, 1997
                                                                  -----------------
                                                                   (In thousands)
Service revenue ...........................................       $    72,741
Operating expenses ........................................           116,239
Other expense (income) ....................................            64,601
                                                                  -----------
Net loss ..................................................          (108,099)
Preferred stock dividend and accretion, net of forfeitures             (6,687)
                                                                  -----------
Net loss attributable to common stockholders ..............          (114,786)
                                                                  ===========
Net loss per common share .................................             (9.86)
                                                                  ===========

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands except per share data):


                                            MARCH 31,              JUNE 30,           SEPTEMBER 30,        DECEMBER 31,
                                        ---------------          -----------         --------------       -------------
1997
  Revenues......................        $    20,233              $   16,687          $   17,619           $   18,202
  Loss from operations..........             (8,317)                (10,915)            (11,270)             (12,579)
  Net loss......................            (25,984)                (24,745)            (27,510)             (27,501)
  Net loss per share............            (2.48)                   (2.42)              (2.63)               (2.11)

1996
  Revenues......................        $     7,646              $   10,123          $   12,247           $   11,831
  Loss from operations..........            (10,155)                 (8,963)             (7,151)             (10,084)
  Net loss......................             (7,251)                 (6,760)             (5,796)              (7,388)
  Net loss per share............             (0.70)                  (0.65)              (0.55)               (0.72)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the current Directors and Executive Officers of the Company. Upon closing of the Loral Merger, all Directors of the Company will resign and new Directors will be appointed by Loral.

                                                                                     TERM EXPIRES
----------------------  -------  -----------------------------------------------  ------------------
         NAME             AGE                  POSITION WITH ORION                   (DIRECTORS)
-----------------------
Gustave M. Hauser.....    69     Chairman, Director                                      1998

W. Neil Bauer.........    51     President and Chief Executive Officer                   1999
                                 Director (Principal Executive Officer)

David J. Frear........    41     Senior Vice President, Chief Financial Officer           --
                                 and Treasurer (Principal Financial Officer
                                 and Principal Accounting Officer)

Richard H. Shay.......    57     Senior Vice President, Law  and Administration           --
                                 and Secretary

Denis Curtin..........    59     Senior Vice President and General Manager,               --
                                 Engineering, Operations and Technology

Han C. Giner..........    59     Vice President of Orion and President,                   --
                                 Orion Network Systems-Asia Pacific, Inc.

Richard J. Brekka.....    37     Director                                                2000
Warren B. French, Jr..    74     Director                                                2000
Barry Horowitz........    54     Director                                                1998
Sidney S. Kahn........    61     Director                                                1999
John G. Puente........    68     Director                                                1998
W. Anthony Rice.......    46     Director                                                2000
John V. Saeman........    62     Director                                                1998
Robert M. Van Degna...    54     Director                                                1999

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

     David J. Frear has been Vice President and Chief Financial Officer of Orion since November 1993, Treasurer of Orion since January 1994 and Senior Vice President since the second quarter of 1997. From September 1990 through April 1993, Mr. Frear served as Vice President and Chief Financial Officer of Millicom Incorporated, an international telecommunications service company. From January 1988 to September 1990, Mr. Frear held various positions in the investment banking department at Bear, Stearns & Co. Inc. Mr. Frear received his CPA in 1979.

     Richard H. Shay has been Secretary of Orion since January 1993, a Vice President from April 1992 until becoming Senior Vice President in the second quarter of 1997. From July 1981 until September 1985, Mr. Shay served as Chief Counsel to the National Telecommunications and Information Administration ("NTIA") of the U.S. Department of Commerce and then as Deputy General Counsel to the Department, where he was responsible for the legal matters of the Department's agencies. In his capacity as Chief Counsel to NTIA, Mr. Shay also served as Acting Director of its Office of International Policy, served on the official U.S. delegation to the 1982 Nairobi Plenipotentiary Conference of the ITU and was involved in preparation for the 1983 ITU Direct Broadcast Satellite World Administrative Radio Conference.

     Denis J. Curtin is Senior Vice President and General Manager, Engineering, Operations and Technology. He joined the Company in September 1988 as Vice President, Engineering. He previously was Senior Director of Satellite Engineering of COMSAT's Systems Division. While at COMSAT, Dr. Curtin served for over 21 years in the systems engineering, program and engineering management of both domestic and international satellite systems. He has an MS in Physics, a Ph.D. in Mechanical Engineering, and has published numerous papers on solar cell and solar array technology, is the editor of the Trends in Satellite Communications and is a Fellow of the American Institute of Astronautics and Aeronautics.

     Hans C. Giner became President of Orion Network Systems-Asia Pacific, Inc., Orion's subsidiary devoted to pursuing construction and launch of a satellite covering the Asia Pacific region, in the fourth quarter of 1995 and a Vice President of Orion in the first quarter of 1996. Mr. Giner served as a consultant to Orion from October 1995 through January 1996 relating to similar matters. Prior thereto, he held senior positions in the satellite and telecommunications industries for more than 20 years. Most recently, from April 1994 through September 1995 he served as President of Stellar One Corporation, a high-tech company designing, manufacturing and distributing technologies for telecommunications groups, particularly local telephone and cable television companies. Prior to that, from November 1987 through March 1994, Mr. Giner held several positions for, and ultimately served as president and CEO of Millisat Holdings, Inc., a member of the Millicom Group, with worldwide responsibility for development of media and telecommunications properties, including broadcast, cable and wireless television.

     Richard J. Brekka has been a director of Orion since June 1994. He is a Managing Partner of MWI and Partners and a Senior Managing Director of Dolphin Communications. He was a Managing Director of CIBC Wood Gundy Capital ("CIBC-WG"), the merchant banking division of Canadian Imperial Bank of Commerce ("CIBC") and was a Director and the President of CIBC Wood Gundy Ventures, Inc., an indirect wholly owned subsidiary of CIBC until June 1997. Mr. Brekka joined CIBC-WG in February 1992. Prior to joining CIBC-WG, Mr. Brekka was an officer of Chase Manhattan Bank's merchant banking group from February 1988 until February 1992.

     Warren B. French, Jr. has been a director of Orion since August 1988. He was President and a director of Shenandoah Telephone Company of Edinburg, Virginia from 1973 to 1988 and President and a director of Shenandoah Telecommunications Company, the parent company of Shenandoah Telephone Company, from 1981 to 1988. From 1988 through 1995, he was Chairman and a director of Shenandoah Telecommunications Company. He is a past Chairman of the United States Telephone Association and is a former director of First National Corporation, and of Hungarian Telephone and Cable Corp.

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

     Orion's Certificate of Incorporation and Bylaws provide that the Board of Directors of Orion, which presently consists of eleven 11 members (including one vacancy), shall consist of that number of directors determined by resolution of the Board of Directors. The Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, each consisting of approximately one-third of the total number of directors. Class I Directors, consisting of Messrs. Hauser, Horowitz, Puente and Saeman, will hold office until the 1998 annual meeting of stockholders; Class II Directors, consisting of Messrs. Bauer, Kahn and Van Degna will hold office until the 1999 annual meeting of stockholders; and Class III Directors consisting of Messrs. Brekka, Rice and French will hold office until the 2000 annual meeting of stockholders. Upon closing of the Loral Merger, Orion's Board of Directors would no longer be divided into classes. There are no family relationships among any of the directors or officers of Orion. Executive Officers serve at the discretion of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has established a Committee on Auditing, Corporate Responsibility and Ethics (the "Audit Committee"), a Committee on Human
Resources and Compensation (the "Compensation Committee"), an Executive Committee, a Finance Committee, a Nominating Committee and a Pricing Committee.

     The Audit Committee is comprised of Messrs. Van Degna (chairman), Hauser and Kahn. The Audit Committee examines and considers matters relating to the financial affairs of the Company, including reviewing the Company's annual financial statements, the scope of the independent annual audit and the independent auditors' letter to management concerning the effectiveness of the Company's internal financial and accounting controls. During the year ended December 31, 1997, the Audit Committee held one meeting. All three members attended the meeting.

     The Compensation Committee is comprised of Messrs. Brekka (chairman), French and Van Degna. The Compensation Committee considers and makes recommendations to the Company's Board of Directors with respect to programs for human resource development and management organization and succession, approves changes in senior executive compensation, considers and makes recommendations to the Company's Board of Directors with respect to compensation matters and policies and employee benefit and incentive plans and exercises authority granted to it to administer such plans and administers the Company's stock option and grants of stock options under the stock option plans. During the year ended December 31, 1997, the Compensation Committee held six meetings. Two of the three members attended at least five meetings; Mr. Van Degna attended two of the six meetings.

     The Executive Committee is comprised of Messrs. Hauser, Kahn, Puente (chairman), Saeman and Van Degna. The Executive Committee provides strategic direction with respect to financing, strategic partners, acquisitions and market focus, subject to approval by the Board of Directors of all significant actions. The Executive Committee met numerous times during the year ended December 31, 1997.

     The Finance Committee is comprised of Messrs. Bauer, Brekka, Hauser, Kahn (chairman), Puente, Rice and Saeman. The Finance Committee considers and makes recommendations to the Board of Directors with respect to the financial affairs of the Company, including matters relating to capital structure and requirements, financial performance, dividend policy, capital and expense budgets and significant capital commitments. During the year ended December 31, 1997, the Finance Committee did not meet.

     The Nominating Committee is comprised of Messrs. French, Puente, Rice and Saeman (chairman). The Nominating Committee recommends to the Board of Directors qualified candidates for election as directors of the Company and considers candidates, if any, recommended by shareholders. During the year ended December 31, 1997, the Nominating Committee did not meet.

     The Pricing Committee is comprised of Messrs. Hauser, Kahn and Puente. The Pricing Committee was formed for the purpose of considering and approving the pricing of the Senior Notes and Senior Discount Notes offered in the Bond Offering. During the year ended December 31, 1997, the Pricing Committee held one meeting. All three members attended the meeting.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires the Company's officers and directors and other persons who own more than ten percent of the Company's Common Stock to file reports with the Securities and Exchange Commission about their beneficial ownership of the Company's Common Stock.

     Based solely on a review of copies of Forms 3, 4 and 5 furnished to it during the last fiscal year, the Company is aware only of the following reports submitted on an untimely basis. A Form 4 for Sidney S. Kahn, a Director of the Company, was filed late with respect to two transactions. There also was a failure to timely file a Form 4 on behalf of John G. Puente, a Director of the Company, with respect to one transaction.

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

     Following the closing of the Loral Merger, it is expected that Orion's Certificate of Incorporation will be amended and/or restated.

ITEM  11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of total compensation, including bonuses, paid to the Chief Executive Officer and the four other most highly paid executive officers (the "named executive officers") for services in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1997, 1996, and 1995.



                                                  ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                                                       AWARDS                 PAYOUTS
                                                                    OTHER                    SECURITIES
                                                                   ANNUAL     RESTRICTED     UNDERLYING            ALL OTHER
         NAME AND                                                  COMPEN-       STOCK        OPTIONS/     LTIP      COMPEN-
     PRINCIPAL POSITION            YEAR    SALARY($)  BONUS($)   SATION ($)(1) AWARD(S)($)     SARS(#)   PAYOUTS    SATION($)
     ------------------            ----    ---------  --------   ------------- -----------     -------   -------    ---------

     W. Neil Bauer...............  1997    $292,736   $100,000                                 75,000
     Executive Officer             1996     278,106    100,000
     President and Chief           1995     265,000     90,000                                110,294
     Executive Officer

     David J. Frear..............  1997     205,047     63,000                                250,000
     Sr. Vice President, Treasurer 1996     185,996     90,000
     and Chief Financial Officer   1995     179,005     40,000       4,570                     55,147

     Hans C. Giner...............  1997     162,920     38,000                                 40,000
     Vice President of the Company 1996     141,638     35,000                                 35,000
     and President, Orion Network  1995          --         --
     Systems-Asia Pacific, Inc.

     Denis J. Curtin,............  1997     200,548     45,000                                 43,000
     Senior Vice President and     1996     155,380     40,000                                  5,000
     General Manager Engineering,  1995     151,081     38,000                                 24,705
     Operations and Technology

     John J. Albert..............  1997     235,000       2040
     Sr. Vice President and General1996     250,706     15,000
     Manager, Marketing and        1995     175,664     18,000                                 14,705
     Satellite Services


     (1) Relocation expenses.


OPTION GRANTS IN LAST FISCAL YEAR

     During 1997, the Company adopted the Orion Network Systems, Inc. 1997 Stock Option Plan (the "1997 Employee Stock Option Plan"). Under the 1997 Employee Stock Option Plan, options to purchase up to an aggregate of 1,300,000 shares of Common Stock are available for grants to employees of the Company. Under the Company's 1987 Employee Stock Option Plan (the "1987 Stock Option Plan"), which expired in 1997, options to purchase up to an aggregate of 400,670 shares of Common Stock were granted during the year ended December 31, 1997. The Company has also adopted a Non-Employee Director Stock Option Plan (the "Non-Employee Director Stock Option Plan"). Under the Non-Employee Director Stock Option Plan, options to purchase up to 380,000 shares have been or will be granted automatically to non-employee directors of the Company. The following table sets forth information concerning grants of stock options to the named executive officers pursuant to the 1997 Employee Stock Option Plan and the 1987 Employee Stock Option Plan during the year ended December 31, 1997.

                                                        INDIVIDUAL GRANTS
                             -------------------------------------------------------------------------
                                                                                                           POTENTIAL REALIZED
                                                                                                           VALUE AT ASSUMED
                                                                                                           ANNUAL RATES OF
                             NUMBER OF         % OF TOTAL                                                  STOCK PRICE
                             SECURITIES        OPTIONS                                                     APPRECIATION FOR
                             UNDERLYING        GRANTED TO          EXERCISE OR                             OPTION TERM
                             OPTIONS           EMPLOYEES IN        BASE PRICE PER        EXPIRATION
NAME                         GRANTED           FISCAL YEAR         SHARE($/SH)(1)        DATE              5%($)     10%($)
----                         --------------    ----------------    -----------------     -------------     ---------------------
W. Neil Bauer                     75,000             7.9                  10.00             3/12/04        305,325    711,538
David J. Frear                   125,000            13.2                  10.00             3/12/04        508,876  1,185,896
                                 125,000            13.2                   9.60             4/24/04        488,521  1,138,460
Hans C. Giner                     40,000             4.2                  11.51             7/16/04        187,429    436,789
Denis J. Curtin                   40,000             4.2                  10.00             3/12/04        162,840    379,487
                                   3,000             0.3                  11.51             7/16/04          14,057    32,759
John J. Albert                    40,000             4.2                  11.51             7/16/04        187,429    436,789


(1) A grant of 75,000 options to Mr. Bauer , 125,000 options to Mr. Frear and 40,000 options to Mr. Curtin each had exercise prices of ninety percent (93%) of the fair market value of the Common Stock on the date the option was granted. An additional grant of 125,000 options to Mr. Frear had an exercise price of sixty-two (62%) of the fair market value of the Common Stock on the date the option was granted. With respect to the remaining option grants, the option exercise price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the date the option was granted.

(2) The options will vest in equal installments over a three year period from the date of grant; provided, however, that options granted to Mr. Frear will immediately vest upon a change of control of the Company.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     The following table sets forth the value of all unexercised options held at year-end 1997 by the named executive officers. No named executive officer exercised any stock options during the fiscal year.

                                               NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                                               OPTIONS AT FY-END                DECEMBER 31, 1997(1)
                                          -----------------------------    --------------------------------
NAME                                           EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
----                                      -----------------------------    --------------------------------
W. Neil Bauer............................            149,998/160,295                  1,083,736/1,042,541
David J. Frear...........................            119,115/226,472                   799,873/1,549,568
Hans C. Giner............................              7,000/68,000                     55,865/448,060
Denis J. Curtin..........................             38,755/55,823                     307,720/373,329
John J. Albert...........................             20,587/52,500                     132,565/296,163


----------------
(1) Based on a per share price of $17.125 on December 31, 1997.

COMPENSATION OF DIRECTORS

     For the year ended December 31, 1997, directors received annual compensation of $4,000, $1,500 for each Board of Directors meeting attended, $750 for each committee meeting attended (other than with respect to Executive Committee meetings for which no compensation was given) and per annum grants of stock options to purchase 10,000 shares of Common Stock under the Non-Employee Director Stock Option Plan. A grant of options to purchase 10,000 shares of Common Stock was made to each non-employee director in May 1997. An initial grant of options to purchase 30,000 shares of Common Stock under that plan was made to Barry Horowitz, a director, upon his election in March 1996. The option exercise price of the options granted to each non-employee director in May 1997 and Mr. Horowitz in March 1996 was equal to the fair market value of Common Stock on the respective dates the options were granted.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Company has not entered into any employment agreements or any termination of employment or change in control arrangements with any of its officers, except for certain change in control vesting provisions in the 1987 Employee Stock Option Plan, the 1997 Employee Stock Option Plan and the options granted to David J. Frear, Senior Vice President, Chief Financial Officer and Treasurer, under those Options Plans.

     In his capacity as consultant to the Company, John G. Puente, a director of the Company and Chairman of the Executive Committee, was compensated at a rate of $25,000 per month for the period September 1996 through September 1997 and has been granted non-incentive stock options, which grant was approved by Orion's stockholders in May 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

HUMAN RESOURCES AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Committee on Human Resources and Compensation of the Board (the "Compensation Committee") is responsible for the oversight and administration of executive compensation and for administration of the Company's 1997 Employee Stock Purchase Plan and 1987 Employee Stock Option Plan, as amended. The Compensation Committee believes that the actions of each executive officer have the potential to impact the short-term and long-term profitability of the Company and considers the impact of each executive officer's performance in designing and administering the executive compensation program. In making compensation decisions, the Compensation Committee has, from time to time, received information and advice regarding the compensation practices of other companies in the satellite communications or related industries.

     PHILOSOPHY AND OBJECTIVES FOR EXECUTIVE COMPENSATION. The purpose of the Company's executive compensation program is to: (i) attract, motivate and retain key executives responsible for the success of the Company as a whole; (ii) increase shareholder value; (iii) increase the overall performance of the Company; and (iv) increase the performance of the individual executive.

     EXECUTIVE COMPENSATION POLICIES. The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate compensation with the Company's short-term and long-term performance goals, reward above-average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. Target levels of the executive officers' overall compensation are determined subjectively and are intended to be consistent with the Compensation Committee's perception of the salaries of similarly situated senior executives in the satellite communications or related industries. Particular factors which the Compensation Committee believes important to assessing the Company's performance are growth in revenues and the number of customer contracts, completion of financing or other major transactions, implementation of the Company's global satellite network and, on a longer term basis, growth in stockholder value measured by stock price.

     The Company's executive compensation structure is comprised of base salary, annual cash performance bonuses, long-term compensation in the form of stock option grants, and various benefits, including medical, pension and stock purchase plans generally available to all employees of the Company.

     Base Salary. In establishing appropriate levels of base salary, the Compensation Committee considered the perceived base salary levels of senior executives at other satellite communications or related companies and the particular officer's overall contributions to Orion during the past year and previously. Base salaries for fiscal 1997 generally were intended to be the same as the perceived levels of similarly sized companies in the satellite services industry. During fiscal 1997, the President and Chief Executive Officer's base salary was $294,008, representing an approximately 5 percent increase from his 1996 base salary.

The Compensation Committee considered a number of factors in approving this increase, including prior base salary increases, the senior executive's increased experience and responsibility, his general performance during the prior year, the Company's increased size and the Compensation Committee's perception as to what salary he could command in other similarly sized companies in the satellite communications or related industries. During fiscal 1997, the Compensation Committee approved base salary increases for the Named Executive Officers of between approximately 5 and 14 percent, based on the factors described above.

     Annual Performance Bonuses. Since 1994, a significant portion of compensation for executives has consisted of cash bonuses. In the early part of each fiscal year, the Compensation Committee has reviewed with the President and Chief Executive Officer and approved, with any modifications it deems appropriate, the annual performance bonus range for each senior executive for that year. Generally, these bonuses have ranged up to approximately 40 percent of such senior executive's base salary. The actual amount of a bonus grant is determined subjectively at the end of each fiscal year, based on such factors as the perceived value to the Company of the individual's achievement and the amount of effort involved in such achievement, the salary level of the individual and the performance of the Company. For 1997, the Compensation Committee granted the President and Chief Executive Officer a performance bonus of $100,000, representing 34 percent of his annual base salary (compared to his potential bonus of 40 percent of his base salary). The Compensation Committee also awarded bonuses to the Named Executive Officers, other than the President and Chief Executive Officer, totaled approximately 27 percent of such executives' annual base salary, as compared to opportunities totaling approximately 35 percent.

     Stock Option Grants. The Company believes that stock option grants provide meaningful long-term incentives because they reward the enhancement of stockholder value. The number of stock options granted to each senior executive is determined subjectively, principally at the time such executive is hired by the Company, based on a number of factors, including the individual's anticipated degree of responsibility, salary level and stock option awards by other similarly sized satellite communications or related companies. Stock option grants by the Compensation Committee generally are made under the Company's 1997 Employee Stock Option Plan at the prevailing market value and will have value only if the Company's stock price increases. Grants made by the Compensation Committee generally vest in equal annual amounts over three or five years; executives must be employed by the Company at the time of vesting in order to exercise the options.

     During fiscal 1997, the Compensation Committee granted named executives officers options exercisable for an aggregate of 658,000 shares of the Company's common stock, at an average exercise price of $10.55 in connection with such executive officers' performance. Factors considered in making such awards include, the general level of such executive's performance, salary level, stock and option holdings and recent noteworthy achievements.

                                             Respectfully submitted,

                                             HUMAN RESOURCES AND COMPENSATION

                                             COMMITTEE OF THE BOARD OF DIRECTORS

                                             Richard J. Brekka (Chairman)
                                             Warren B. French, Jr.
                                             Robert M. Van Degna

STOCK PERFORMANCE CHART

     The following line graph sets forth comparative information regarding the Company's cumulative stockholder return on its Common Stock over the year ended December 31, 1997. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period. The Company's cumulative stockholder return based on an investment of $100 at the beginning of the year ended December 31, 1997 is compared to the cumulative total return of the NASDAQ Market Index and an index comprised of public companies whose securities have been trading publicly during the year ended December 31, 1997 and which report under the standard industrial classification code 3663 (five companies excluding Orion) (the "Peer Group Index").

                         COMPARISON OF CUMULATIVE TOTAL
                    RETURN AMONG ORION NETWORK SYSTEMS, INC.,

                    NASDAQ MARKET INDEX AND PEER GROUP INDEX
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                [OBJECT OMITTED]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Orion's Common Stock, as of January 15, 1998, by (i) each stockholder known by Orion to be the beneficial owner of more than five percent of the outstanding Orion Common Stock, (ii) each Director of Orion and each named executive officer (see "Executive Compensation - Summary Compensation Table") of Orion, and (iv) all Directors and named executive officers as a group.

                                                                              PERCENT OF
                                                          AMOUNT AND        TOTAL SHARES OF           PERCENT OF
                                                           NATURE OF         COMMON STOCK           TOTAL SHARES OF
                                                          BENEFICIAL          OUTSTANDING            COMMON STOCK
OWNERSHIP (1)                                                 (2)       FULLY DILUTED BASIS (6)    OUTSTANDING ON A
-------------                                                 ---       -----------------------    ----------------
British Aerospace.......................................  7,650,226              32.9                       26.9
Holdings, Inc.  (3)(4)
15000 Conference Center Drive, Suite 200
Chantilly, VA  20151

CIBC Wood Gundy Ventures, Inc...........................    977,123               5.9                        3.4
425 Lexington Avenue
New York, NY 10017

W. Neil Bauer, President and Chief......................    215,340               1.3                          *
Executive Officer  (6)(7)
2440 Research Blvd., Suite 400
Rockville, MD 20850

Richard J. Brekka, Director  (8)........................     20,000                 *                          *
712 Fifth Avenue.
Suite 8D
New York, NY 10019

Denis J. Curtin, Senior Vice President,.................     68,252                 *                          *
and General Manager, Engineering, Operations
and Technology  (20)
2440 Research Blvd., Suite 400
Rockville, MD 20850

David J. Frear, Senior Vice President, Chief............    179,660               1.0                          *
Financial Officer and Treasurer  (6)(9)
2440 Research Blvd., Suite 400
Rockville, MD 20850

Warren B. French, Jr., Director  (10)...................     25,623                 *                          *
124 S. Main Street
Edinburg, VA 22824

Hans Giner, President, Orion

Network Systems-Asia Pacific, Inc.  (11)................     12,000                 *                          *
2440 Research Blvd., Suite 400
Rockville, MD 20850

                                                                              PERCENT OF
                                                          AMOUNT AND        TOTAL SHARES OF           PERCENT OF
                                                           NATURE OF         COMMON STOCK           TOTAL SHARES OF
                                                          BENEFICIAL          OUTSTANDING            COMMON STOCK
OWNERSHIP (1)                                                 (2)       FULLY DILUTED BASIS (6)    OUTSTANDING ON A
-------------                                                 ---       -----------------------    ----------------
Gustave M. Hauser, Chairman, Director  (3)(6)(12).......    547,517               3.2                        1.9
712 Fifth Avenue
New York, NY 01910

Barry Horowitz, Director  (13)..........................     20,000                 *                          *
Mitretek Systems, Inc.
7525 Colshire Drive
McLean, VA 22102

Sidney S. Kahn, Director  (3)(6)(14)....................    235,429               1.4                          *
14 East 60th Street, Suite 500
New York, NY 10022

John G. Puente, Director  (3)(6)(15)....................    519,181               3.1                        1.8
2440 Research Blvd., Suite 400
Rockville, MD 20850

W. Anthony Rice, Director  (16)........................      20,000                *                           *
British Aerospace Public Limited Company
Warwick House, PO Box 87
Farnborough Aerospace Centre, Farnborough

Hants, GU146YU

John V. Saeman, Director...............................   1,492,833              8.9                         5.2
J.V. Saeman & Co.  (3)(6)(17)
Medallion Enterprises, LLC
Suite 570
3200 Cherry Creek South Drive

Denver, CO 80209

Richard H. Shay, Senior Vice President,................      55,392                *                           *
Law and Administration, Secretary  (18)
2440 Research Blvd., Suite 400
Rockville, MD 20850

Robert M. Van Degna, Director  (20)....................      20,000                *                           *
Fleet Equity Partners
50 Kennedy Plaza
Providence, RI 02903

All directors and named executive officers
as a group (14 persons)                                   3,427,633               19.3                        12.1

-----------------

1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from January 15, 1998. More than one person may be deemed to be a beneficial owner of the same securities. All persons shown in the table above have sole voting and investment power, except as otherwise indicated. This table includes shares of Orion Common Stock subject to outstanding options granted pursuant to Orion's 1997 Employee Stock Option Plan, 1987 Employee Stock Option Plan and Non-Employee Director Stock Option Plan.

2) For the purpose of computing the percentage ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

3) Stockholders who are parties to the Principal Stockholder Agreement.

4)   Includes  3,007,770  shares  issuable  upon  conversion of 52,636 shares of
     Orion  Series  C  Preferred  Stock  and  3,571,429   shares  issuable  upon
     conversion of $50 million of Convertible Debentures.

5) The percentage ownership of each beneficial owner calculated on a fully diluted basis assumes conversion or exercise of all derivative securities, including options, warrants, rights or conversion privileges.

6) Does not include shares issuable upon exercise of warrants which are exercisable only in the event that the Orion Senior Preferred Stock is redeemed by Orion prior to its conversion into Orion Common Stock.

7) Includes 211,763 shares issuable upon the exercise of stock options held by Mr. Bauer exercisable within 60 days. Does not include 10,220 shares held of record, 1,882 shares issuable upon the conversion of 16 shares of Orion Series A Preferred Stock and 522 shares issuable upon conversion of 5.333 shares of Orion Series B Preferred Stock purchased in June 1995 held by Mr. Bauer's wife. Mr. Bauer disclaims beneficial ownership of these shares.

8) Includes 20,000 shares issuable upon exercise of stock options exercisable within 60 days.

9) Includes 171,812 shares issuable upon the exercise of stock options exercisable within 60 days and 1,176 shares issuable upon conversion of 10 shares of Orion Series A Preferred Stock and 326 shares issuable upon conversion of 3.333 shares of Orion Series B Preferred Stock.

10) Does not include 172,520 shares held of record, 29,412 shares issuable upon the conversion of 250 shares of Orion Series A Preferred Stock or 8,170 shares issuable upon conversion of 83.334 shares of Orion Series B Preferred Stock held by Shenandoah Telecommunications Company, of which Mr. French is the former Chairman and presently a consultant. Mr. French disclaims beneficial ownership of these shares. Includes 20,000 shares issuable upon exercise of stock options exercisable within 60 days.

11) Includes 12,000 shares issuable upon the exercise of stock options exercisable within 60 days.

12) Includes 58,823 shares issuable upon the conversion of 500 shares of Orion Series A Preferred Stock and 16,339 shares issuable upon conversion of
     166.667 shares of Orion Series B Preferred Stock held by Mr. Hauser and his wife. Includes 120,000 shares issuable upon exercise of stock options exercisable within 60 days.

13) Includes 20,000 shares issuable upon the exercise of stock options exercisable within 60 days.

14) Includes 8,169 shares issuable upon conversion of 83.333 shares of Orion Series B Preferred Stock. Includes 20,000 shares issuable upon exercise of stock options exercisable within 60 days.

15) Includes 153,087 shares issuable upon the exercise of stock options exercisable within 60 days, 1,411 shares issuable upon the conversion of 12 shares of Orion Series A Preferred Stock and 392 shares issuable upon conversion of 4 shares of Orion Series B Preferred Stock held by Mr. Puente.

16) Does not include 7,650,226 shares beneficially owned by British Aerospace Holdings, Inc. Mr. Rice, a director of Orion and a director of British Aerospace Holdings, Inc., disclaims beneficial ownership of these shares. Includes 20,000 shares issuable upon exercise of stock options exercisable within 60 days.

17) The 1,492,833 shares of Orion Common Stock beneficially owned by John V. Saeman include 58,823 shares issuable upon conversion of 500 shares of Orion Series A Preferred Stock, and 16,339 shares issuable upon conversion of 166.667 shares of Orion Series B Preferred Stock. Of the remaining 1,417,671 shares of stock beneficially owned by John V. Saeman, 796,398 are held by J. V. Saeman & Co., a general partnership, of which Mr. Saeman and his wife are the sole partners, 44,196 are held by JCC, Ltd., a limited partnership, of which J. V. Saeman & Co. is the general partner, and 545,523 are held by Medallion Enterprises, LLC, a limited liability company, of which Mr. Saeman and his wife are the sole members. Includes 20,000 shares issuable upon exercise of stock options exercisable within 60 days.

18) Includes 37,544 shares issuable upon exercise of stock options exercisable within 60 days.

19) Includes 55,030 shares issuable upon the exercise of stock options exercisable within 60 days, and 705 shares issuable upon the conversion of 6 shares of Orion Series A Preferred Stock and 196 shares issuable upon conversion of 2 shares of Orion Series B Preferred Stock.

20) Excludes 588,234 shares issuable upon conversion of 4,000 shares of Orion Series A Preferred Stock held by Fleet and 1,000 shares of Orion Series A Preferred Stock held by Chisholm, and 130,718 shares issuable upon conversion of 1,333.333 shares of Orion Series B Preferred Stock held by Fleet. Mr. Van Degna, a director of Orion, is the chairman and chief executive officer of each of the managing general partners of Fleet Equity Partners VI, L.P., the chairman and chief executive officer of Fleet Venture Resources, Inc. and the chairman and chief executive officer of the corporation that is the general partner of the partnership that is the general partner of Chisholm Partners II, L.P. Mr. Van Degna disclaims beneficial ownership of these shares. Includes 20,000 shares issuable upon exercise of stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a summary of certain transactions and relationships among the Company and its associated entities, and among the directors, executive officers and stockholders of the Company and its associated entities during the fiscal year ended December 31, 1997.

     In January 1997, the Company acquired the outstanding minority interest in the Company's subsidiary Orion Asia Pacific Corporation from British Aerospace Satellite Investments, Inc. ("British Aerospace Satellite") in exchange for approximately 86,000 shares of Common Stock). British Aerospace Satellite is an affiliate of British Aerospace Communications, Inc. ("British Aerospace"), the beneficial owner of more than 5% of the Company's Common Stock.

     In January 1997, the Company sold $60 million of its convertible junior subordinated debentures (the "Convertible Debentures") to two investors, British Aerospace Holdings, Inc., an affiliate of British Aerospace, and Matra Marconi Space. British Aerospace Holdings, Inc. purchased $50 million of the Convertible Debentures and Matra Marconi Space purchased $10 million of the Debentures. British Aerospace beneficially owns more than 5% of the Company's Common Stock.

     In January 1997, the Company acquired the limited partnership interests in International Satellite Partners, L.P, a wholly owned subsidiary of the Company ("Orion Atlantic"), and other rights relating thereto held by British Aerospace, COM DEV Satellite Communications Limited, Kingston Communications International Limited ("Kingston"), Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., an affiliate of Matra Hachette, and Trans-Atlantic Satellite, Inc., an affiliate of Nissho Iwai Corp (collectively, the "Exchanging Partners"). The Exchanging Partners exchanged their Orion Atlantic limited partnership interests for 123,172 shares of Series C Preferred Stock (the "Exchange"). With the exception of COM DEV Satellite Communications Limited, the Exchanging Partners each beneficially owned more than 5% of the Company's Common Stock as a result of the Exchange.

     The Company registered 5,052,202 shares of Common Stock issuable upon conversion of (i) the Series C Preferred Stock (other than the Series C Preferred Stock held by British Aerospace) and (ii) Matra Marconi's Convertible Debentures on a Registration Statement on Form S-3 (the "Exchanging Partners Registration Statement"), which Exchanging Partners Registration Statement became effective on November 19, 1997 (Registration No. 333-40123). As of January 31, 1998, approximately 3.9 million shares of Common Stock (issuable upon the conversion of 56,492 shares of the Series C Preferred Stock) and Matra Marconi's Convertible Debentures had been sold pursuant the Exchanging Partners Registration Statement.

     British Aerospace has recently converted its Convertible Debentures and sold the Common Stock issued upon conversion in sales exempt from registration under the Securities Act.

     In January 1997, the Company paid $13 million to Matra Marconi Space as incentive payments under the Orion 1 satellite contract of which $10 million was used by Matra Marconi Space to purchase $10 million of the Debentures. Matra Hachette, one of the parent companies of Matra Marconi Space, beneficially owns more than 5% of the Company's Common Stock.

     In January 1997, a wholly owned subsidiary of the Company was merged with and into Orion Oldco, the predecessor of the Company, as a result of which Orion Oldco become a wholly owned subsidiary of the Company (the "Merger"). In the Merger, all stockholders of Orion Oldco converted their shares of Orion Oldco's common stock and preferred stock into an identical number of shares the Company's Common Stock and Preferred Stock.

     On December 31, 1997, Orion's Board of Directors adopted the following, subject to stockholder approval at the special meeting of stockholders scheduled for March 20, 1998 (i) amendments to the Non-Employee Director Stock Option Plan and certain options granted thereunder to provide for early vesting of approximately 90,000 options and conversion of options granted under the plan in connection with the Loral Merger, (ii) amendments to the Stock Option Agreement, dated as of July 17, 1996, by and between Orion and John G. Puente, a director and Chairman of the Executive Committee of Orion's Board of Directors, and the 100,000 options granted thereunder to provide for conversion of such options in connection with the Loral Merger and (iii) amendments to the Stock Option Agreement, dated as of March 12, 1997, by and between Orion and Gustave M. Hauser, a director and Chairman of Orion's Board of Directors, and the 100,000 options granted thereunder to provide for conversion of such options in connection with the Loral Merger.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) and (2) List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Orion Network Systems, Inc. are included in Item 8:

          Consolidated Balance Sheets - December 31, 1997 and 1996

          Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements - December 31, 1997

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------

2.1 Agreement and Plan of Merger, dated as of October 7, 1997, by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation. (Incorporated by reference to exhibit number 2.1 in Current Report on Form 8-K dated October 9, 1997).

2.2 Principal Stockholder Agreement among Orion Network Systems, Inc., Loral Space & Communications Ltd., Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of October 7, 1997. (Incorporated by reference to exhibit number 2.2 in Current Report on Form 8-K dated October 9, 1997).

2.3 Amendment No. 1 Agreement and Plan of Merger, dated as of February 11, 1998, by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation. (Incorporated by reference to exhibit number 2.2 in Registration Statement No. 333-46407 on Form S-4).

2.4 Amendment No. 1 to Principal Stockholder Agreement among Orion Network Systems, Inc., Loral Space & Communications Ltd., Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of December 1, 1997.

3.1 Restated Certificate of Incorporation of Orion Network Systems, Inc. (Incorporated by reference to exhibit number 3.1 in Registration Statement on Form 8-B filed with the Commission on January 31, 1997).

3.2 Amended and Restated Bylaws of Orion Network Systems, Inc. (Incorporated by reference to exhibit number 3.2 in Registration Statement on Form 8-B filed with the Commission on January 31, 1997).

3.3     Certificate   of   Incorporation   of  Orion   Network   Systems,   Inc.
        (Incorporated by reference to exhibit number 3.1 in Registration Statement No. 33-80518 on Form S-1).

3.4 Bylaws of Orion Network Systems, Inc. (Incorporated by reference to exhibit number 3.2 in Registration Statement No. 33-80518 on Form S-1)

3.5     Certificate   of   Incorporation   of   Orion   Satellite   Corporation.
        (Incorporated by reference to Exhibit number 3.5 to Registration Statement No. 333-19167 on Form S-1).

3.6 Bylaws of Orion Satellite Corporation. (Incorporated by reference to Exhibit number 3.6 to Registration Statement No. 333-19167 on Form S-1).

3.7 Certificate of Limited Partnership of International Private Satellite Partners, L.P. Incorporated by reference to Exhibit number 3.7 to Registration Statement No. 333-19167 on Form S-1).

3.8 Form of Third Amended and Restated Agreement of Limited Partnership of International Private Satellite Partners, L.P. (Incorporated by reference to Exhibit number 3.8 to Registration Statement No. 333-19167 on Form S-1).

3.9     Certificate  of  Incorporation  of  OrionNet,   Inc.   (Incorporated  by
        reference to Exhibit number 3.9 to Registration Statement No. 333-19167 on Form S-1).

3.10    Bylaws of OrionNet,  Inc.  (Incorporated  by reference to Exhibit number
        3.10 to Registration  Statement No. 333-19167 on Form S-1).

Certificate of Incorporation of Orion Network Systems-Asia Pacific, Inc. (formerly known as Orion Asia Pacific Corporation) (Incorporated by reference to Exhibit number 3.11 to Registration Statement No. 333-19167 on Form S-1).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------

3.12 Bylaws of Orion Network Systems-Asia Pacific, Inc. (formerly known as Orion Asia Pacific Corporation) (Incorporated by reference to Exhibit number 3.12 to Registration Statement No. 333-19167 on Form S-1).

3.13    Certificate   of   Incorporation   of  OrionNet   Finance   Corporation.
        (Incorporated by reference to Exhibit number 3.13 to Registration Statement No. 333-19167 on Form S-1).

3.14 Bylaws of Orion Net Finance Corporation. (Incorporated by reference to Exhibit number 3.14 to Registration Statement No. 333-19167 on Form S-1).

3.15 Certificate of Incorporation of Asia Pacific Space and Communications, Ltd. (Incorporated by reference to Exhibit number 3.15 to Registration Statement No. 333-19167 on Form S-1).

3.16 Bylaws of Asia Pacific Space and Communications, Ltd. (Incorporated by reference to Exhibit number 3.16 to Registration Statement No. 333-19167 on Form S-1).

3.17 Certificate of Incorporation of Orion Network Systems-Europe, Inc. (formerly known as Orion Atlantic Europe, Inc.) (Incorporated by reference to Exhibit number 3.17 to Registration Statement No. 333-19167 on Form S-1).

3.18 Bylaws of Orion Network Systems-Europe, Inc. (formerly known as Orion Atlantic Europe, Inc.) (Incorporated by reference to Exhibit number 3.18 to Registration Statement No. 333-19167 on Form S-1).

4.1 Form of Senior Note Indenture and Form of Note included therein. (Incorporated by reference to Exhibit number 4.1 to Registration Statement No. 333-19167 on Form S-1).

4.2     Form of  Senior  Discount  Note  Indenture  and  Form  of Note  included
        therein.   (Incorporated   by  reference   to  Exhibit   number  4.2  to
        Registration Statement No. 333-19167 on Form S-1).

4.3 Form of Collateral Pledge and Security Agreement. (Incorporated by reference to Exhibit number 4.3 to Registration Statement No. 333-19167 on Form S-1).

4.4     INTENTIONALLY OMITTED

4.5 Form of Warrant Agreement, by and between Orion and Bankers Trust Company, and Form of Warrant included therein. (Incorporated by reference to Exhibit number 4.5 to Registration Statement No. 333-19167 on Form S-1).

4.6 Forms of Warrant issued by Orion. (Incorporated by reference to exhibit number 4.1 in Registration Statement No. 33-80518 on Form S-1).

4.7     Forms of  Warrant  issued  by  Orion  to  holders  of  Preferred  Stock.
        (Incorporated by reference to exhibit number 4.2 in Registration Statement No. 33-80518 on Form S-1).

4.8 Forms of Certificate of Designation of Series A 8% Cumulative Redeemable Convertible Preferred Stock, Series B 8% Cumulative Redeemable Convertible Preferred Stock and Series C 6% Cumulative Redeemable
        Convertible Preferred Stock of Orion. (Incorporated by reference to exhibit number 4.3 in Registration Statement No. 333-19795 on Form 8-B filed with the Commission on January 31, 1997).

4.9 Forms of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock certificates of Orion. (Incorporated by reference to exhibit number 4.4 in Registration Statement No. 333-19795 on Form S-4).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------

4.10 Form of Common Stock Certificate of Orion. (Incorporated by reference to exhibit number 4.5 in Registration Statement No. 333-19795 on Form S-4).

4.11 Form of Warrant issued to DACOM Corp. (Incorporated by reference to exhibit number 4.6 in Registration Statement No. 333-19795 on Form S-4).

4.12 Debenture Purchase Agreement, dated January 13, 1997, with British Aerospace and Matra Marconi Space. (Incorporated by reference to exhibit number 4.7 in Registration Statement No. 333-19795 on Form S-4 of Orion Newco Services, Inc.), as amended as of January 31, 1997 (Incorporated by reference to exhibit 10.4 in Current Report on Form 8-K dated February 14, 1997).

10.1 Second Amended and Restated Purchase Agreement, dated September 26, 1991 ("Satellite Contract") by and between OrionServ and British Aerospace PLC and the First Amendment, dated as of September 15, 1992, Second Amendment, dated as of November 9, 1992, Third Amendment, dated as of March 12, 1993, Fourth Amendment, dated as of April 15, 1993, Fifth Amendment, dated as of September 22, 1993, Sixth Amendment, dated as of April 6, 1994, Seventh Amendment, dated as of August 9, 1994, Eighth Amendment, dated as of December 8, 1994, and Amendment No. 9 dated October 24, 1995, thereto. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THESE DOCUMENTS.] (Incorporated by reference to exhibits number 10.13 and 10.14 in Registration Statement No. 33-80518 on Form S-1).

10.2    Restated  Amendment  No.  10 dated  December  10,  1996,  between  Orion
        Atlantic and Matra Marconi Space to the Second Amended and Restated Purchase Agreement, dated September 16, 1991 by and between OrionServ and British Aerospace PLC (which contract and prior exhibits thereto were incorporated by reference as exhibit number 10.1). (Incorporated by reference to exhibit number 10.2 in Registration Statement No. 333-19795 on Form S-4).

10.3    INTENTIONALLY OMITTED

10.4    INTENTIONALLY OMITTED

10.5 Contract for a Satellite Control System, dated December 7, 1992, by and between Orion Atlantic, Telespazio S.p.A. and Martin Marietta Corporation. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.31 in Registration Statement No. 33-80518 on Form S-1).

10.6 Credit Agreement, dated as of November 23, 1993, by and between Orion Atlantic, OrionServ and General Electric Capital Corporation (`GECC'). [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.32 in Registration Statement No. 33-80518 on Form S-1).

10.7 Security Agreement, dated as of November 23, 1993, by and between Orion Atlantic, OrionServ and GECC. ("Incorporated by reference to exhibit number 10.33 in Registration Statement No. 33-80518 on Form S-1).

10.8 Assignment and Security Agreement, dated as of November 23, 1993, by and between Orion Atlantic, OrionServ and GECC. (Incorporated by reference to exhibit number 10.34 in Registration Statement No. 33-80518 on Form S-1).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------

10.9 Consent and Agreement, dated as of November 23, 1993, by and between Orion Atlantic, Martin Marietta Corporation and GECC. (Incorporated by reference to exhibit number 10.35 in Registration Statement No. 33-80518 on Form S-1).

10.10 Deed of Trust, dated as of November 23, 1993, by and between Orion Atlantic, W. Allen Ames, Jr. and Michael J. Schwel, as Trustees, and GECC. (Incorporated by reference to exhibit number 10.37 in Registration Statement No. 33-80518 on Form S-1).

10.11 Lease Agreement, dated as of November 23, 1993, by and between OrionNet, Inc. and Orion Atlantic, as amended by an Amendment, dated January 3, 1995. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THESE DOCUMENTS. (Incorporated by reference to exhibit number 10.38 in Registration Statement No. 33-80518 on Form S-1).

10.12 Note for Interim Loans, dated as of November 23, 1993, by and between Orion Atlantic and GECC. (Incorporated by reference to exhibit number
        10.42 in Registration Statement No. 33-80518 on Form S-1).

10.13 Sales Representation Agreement and Ground Operations Service Agreement, each dated as of May 1, 1994 and June 03, 1994, by and between each of OrionNet, Inc. and Kingston Communications, respectively, and Orion
        Atlantic, as amended by side agreements, dated May 1, 1994, July 12, 1994, and February 1, 1995. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THESE DOCUMENTS.] (Incorporated by reference to exhibit number 10.43 in Registration Statement No. 33-80518 on Form S-1).

10.14 Lease Agreement, dated as of October 2, 1992, by and between OrionNet and Research Grove Associates, as amended by Amendment No. 1 dated March 26, 1993. Amendment No. 2 dated August 23, 1993, and Amendment No. 3 dated December 20, 1993. (Incorporated by reference to exhibit number
        10.39 in Registration Statement No. 33-80518 on Form S-1).

10.15 Sales Representation Agreement and Ground Operations Service Agreement, dated as of June 30, 1995, by and between MCN Sat Service, S.A. and Orion Atlantic. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.69 in Orion's Registration Statement No. 33-80518 on Form S-1).

10.16   INTENTIONALLY OMITTED

10.17   INTENTIONALLY OMITTED

10.18   INTENTIONALLY OMITTED

10.19 Orion 2 Spacecraft Purchase Contract, dated January 29, 1997 between Orion Atlantic and Matra Marconi Space. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.19 in Current Report on Form 10-K dated March 31,
        1997).

10.20 Orion's Amended and Restated 1987 Stock Option Plan as amended. (Incorporated by reference to exhibit number 10.23 in Registration Statement No. 33-80518 on Form S-1).

10.21   INTENTIONALLY OMITTED

10.22   INTENTIONALLY OMITTED

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------

10.23   INTENTIONALLY OMITTED

10.24   INTENTIONALLY OMITTED

10.25   INTENTIONALLY OMITTED

10.26   INTENTIONALLY OMITTED

10.27   INTENTIONALLY OMITTED

10.28   INTENTIONALLY OMITTED

10.29   INTENTIONALLY OMITTED

10.30 Stock Purchase Agreement, dated as of April 29, 1994, by and between the Company and SS/L. (Incorporated by reference to exhibit number 10.53 in Registration Statement No. 33-80518 on Form S-1).

10.31 Registration Rights Agreement, dated as of April 29, 1994, by and between the Company and SS/L. (Incorporated by reference to exhibit number 10.54 in Registration Statement No. 33-80518 on Form S-1).

10.32 Purchase Agreement, dated as of June 17, 1994, by and between the Company, CIBC, Fleet and Chisholm. (Incorporated by reference to exhibit number 10.55 in Registration Statement No. 33-80518 on Form S-1).

10.33 Stockholders Agreement, dated as of June 17, 1994, by and between the Company, CIBC, Fleet, Chisholm and certain principal stockholders of the Company. (Incorporated by reference to exhibit number 10.56 in Registration Statement No. 33-80518 on Form S-1).

10.34 Registration Rights Agreement, dated as of June 17, 1994, by and between the Company, CIBC, Fleet and Chisholm. (Incorporated by reference to exhibit number 10.57 in Registration Statement No. 33-80518 on Form S-1).

10.35 Purchase Agreement, dated as of June 16, 1995, by and among the Company, CIBC, Fleet and an affiliate of Fleet. (Incorporated by reference to exhibit number 10.58 in Registration Statement No. 33-80518 on Form S-1).

10.36 Definitive Agreement, dated April 26, 1990, by and between Orion Asia Pacific and Republic of the Marshall Islands and Stock Option Agreement related thereto. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THESE DOCUMENTS.] (Incorporated by reference to exhibit number 10.60 in Registration Statement No. 33-80518 on Form S-1).

10.37 Amended and Restated Option Agreement, dated January, 29, 1997, by and between Orion Atlantic and Matra Marconi Space and First Amendment, dated February 13, 1997, thereto. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.37 in Current Report on Form 10-K dated March 31,
        1997).

10.38   INTENTIONALLY OMITTED

10.39 TT&C Earth Station Agreement, dated as of November 11, 1996, by and between Orion Asia Pacific and DACOM Corp. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.39 in Registration Statement No. 333-19795 on Form S-4).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------

10.40 Joint Investment Agreement, dated as of November 11, 1996, by and between Orion Asia Pacific and DACOM Corp. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.40 in Registration Statement No. 333-19795 on Form S-4).

10.41 Orion Network Systems, Inc. Employee Stock Purchase Plan. (Incorporated by reference to exhibit number 4.4 in Registration Statement No. 333-19021 on Form S-8).

10.42 Orion Network Systems, Inc. 401(k) Profit Sharing Plan. (Incorporated by reference to exhibit number 4.5 in Registration Statement No. 333-19021 on Form S-8).

10.43 Orion Network Systems, Inc. Non-Employee Director Stock Option Plan. (Incorporated by reference to exhibit number 10.43 in Registration Statement No. 333-19795 on Form S-4).

10.44 Exchange Agreement dated June 1996 among Orion Network Systems, Orion Atlantic, OrionServ and the Limited Partners. (Incorporated by reference to exhibit 10 in Current Report on Form 8-K dated December 20, 1996).

10.45 First Amendment to Exchange Agreement dated December 1996 among Orion Network Systems, Orion Atlantic, OrionServ and the Limited Partners. (Incorporated by reference to exhibit number 10.45 in Registration Statement No. 333-19795 on Form S-4).

10.46 Redemption Agreement dated November 21, 1995, by and between STET and Orion Atlantic, the promissory notes delivered thereunder and Instrument of Redemption relating thereto. (Incorporated by reference to exhibit number 10.1 in Current Report on Form 8-K dated November 21, 1995).

10.47 IPSP-Telecom Italia Agreement dated November 21, 1995, by and between Telecom Italia and Orion Atlantic. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.2 in Current Report on Form 8-K dated November 21,
        1995).

10.48 Indemnity Agreement dated November 21, 1995, by and among Telecom Italia, Orion Atlantic, Orion and STET. (Incorporated by reference to exhibit number 10.3 in Current Report on Form 8-K dated November 21,
        1995).

10.49 Subscription Agreement dated November 21, 1995, by and between Orion and Orion Atlantic, and the Promissory note delivered thereunder. (Incorporated by reference to exhibit number 10.5 in Current Report on Form 8-K dated November 21, 1995).

10.50   INTENTIONALLY OMITTED

10.51 Registration Rights Agreement, dated January 13, 1997, by and among Orion Newco Services, Inc., British Aerospace Holdings, Inc. and Matra Marconi Space. (Incorporated by reference to Exhibit number 10.51 to Registration Statement No. 333-19795 on form S-4).

10.52 Orion 3 Spacecraft Purchase Contract, dated January 15, 1997, by and among Hughes Space and Communications International, Inc., Orion Asia Pacific Corporation and Orion Network Systems. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.]. (Incorporated by reference to Exhibit number 10.52 to Registration Statement No. 333-19167 on Form S-1).

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------

10.53 Letter Agreement, effective as of May 20/21, 1997, by and between Orion Network Systems, Inc. and Morgan Stanley & Co. ++

10.54 Orion Network Systems, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit number 4.4 in Registration Statement No. 333-32457 on Form S-8)

----------

        (b)     Reports on Form 8-K filed in the fourth quarter of 1997:

        Current Report on Form 8-K dated October 8, 1997 reporting execution of the Merger Agreement.

        (c)     Exhibits

        None.

        (d)     Financial Statement Schedule

        None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Orion Network Systems, Inc.
                                                   (Registrant)


Date:  March___, 1998                            /s/ W. Neil Bauer
                                             W. Neil Bauer, President
                                    -------------------------------------------
                                        Chief Executive Office and Director
                                           (Principal Executive Office)


Date:  March ___, 1998                          /s/ David, J. Frear
                                          David J. Frear, Vice President
                                    -------------------------------------------
                                       Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and Principal
                                                Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Gustave M. Hauser                                /s/ John V. Saeman
    ---------------------                                ------------------
      Gustave M. Hauser                                    John V. Saeman
      Chairman, Director                                      Director


      /s/ John G. Puente                                /s/ Richard J. Brekka
      ------------------                                ---------------------
        John G. Puente                                    Richard J. Brekka
           Director                                            Director


  /s/ Warren B. French, Jr.                              /s/ Sidney S. Kahn
  -------------------------                              ------------------
    Warren B. French, Jr.                                  Sidney S. Kahn
           Director                                            Director


     /s/ W. Anthony Rice                               /s/ Robert M. Van Degna
     -------------------                               -----------------------
       W. Anthony Rice                                   Robert M. Van Degna
           Director                                            Director


                                                         /s/ Barry Horowitz
                                                         ------------------
                                                           Barry Horowitz
                                                              Director

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

ORION ATLANTIC...................   International  Private  Satellite  Partners,
                                    L.P., a Delaware limited partnership of which OrionServ is the general partner, which owns Orion 1.

ORIONNET.........................   OrionNet,  Inc., a Delaware  corporation and
                                    wholly owned subsidiary of Orion.

ORIONSERV........................   Orion Network Services, Inc. (formerly known
                                    as Orion Satellite Corporation), a Delaware corporation and wholly owned subsidiary of Orion.

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

CONSTRUCTIVE TOTAL  LOSS.........   If a satellite  is  completely  destroyed or
                                    incapable of  operation  (except for certain
                                    failures  due to  circumstances  beyond  the
                                    control  of  the   manufacturer)   during  a
                                    specified number of days after launch.

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

ORION 2..........................   The   high-power   Ku-band    communications
                                    satellite  to be operated  over the Atlantic
                                    Ocean by Orion.

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

FCC..............................   The  United  States  Federal  Communications
                                    Commission.

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

PTT..............................   Postal,      telephone     and     telegraph
                                    organization, ordinarily a government-owned communications monopoly.