Form 10-Q
period 1998-03-31
ORION NETWORK SYSTEMS INC/NEW/
filed 1998-05-15
CIK 1029850

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

Commission file number 000-22085

                        LORAL ORION NETWORK SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                    52-2008654
              --------                                    ----------
    (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization No. )                    Identification)


2440 Research Boulevard, Suite 400, Rockville, Maryland           20850
----------------------------------------------------------   ------------
      (Address of principal executive offices)                  (Zip Code)


                                 (301) 258-8101
         --------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [__]

                                      INDEX

                        LORAL ORION NETWORK SYSTEMS, INC.



                                                                                                PAGE
                                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets---March 31, 1998 and  December 31, 1997..........   3

         Condensed Consolidated Statements of Operations --- Three months ended
         March 31, 1998 and 1997................................................................   5

         Condensed Consolidated Statements of Cash Flows --- Three months ended

         March 31, 1998 and 1997................................................................   6

         Notes to Condensed Consolidated Financial Statements...................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations..........................................................................  14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................  21

Item 2.  Changes in Securities..................................................................  21

Item 3.  Defaults upon Senior Securities........................................................  21

Item 4.  Submission of  Matters to a Vote of Security Holders...................................  21

Item 5.  Other Information......................................................................  22

Item 6.  Exhibits and Reports on Form 8-K.......................................................  22

Signatures......................................................................................  23

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        LORAL ORION NETWORK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            PREDECESSOR
                                                                                              COMPANY
                                                                           MARCH             DECEMBER 31,
                                                                           1998                  1997
                                                                           ----                  ----
                                                                        (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                          $     53,801,235     $     70,008,657

   Restricted assets                                                        50,067,976           50,064,014

   Accounts receivable                                                      13,038,813           11,780,972

   Prepaid expenses and other current assets                                 5,656,251            6,846,598
                                                                             ---------            ---------
Total current assets                                                       122,564,275          138,700,241

Restricted and segregated assets, including accrued interest of approximately $1.3 million and $3.7 million at March 31, 1998
   and December 31, 1997, respectively                                     275,881,731          306,825,961


Property and equipment at cost:

   Land                                                                         73,911               73,911

   Telecommunications equipment                                             26,556,325           40,654,418

   Furniture and computer equipment                                          5,801,702            8,626,501

   Satellite and related equipment                                         254,289,081          322,159,088
                                                                           -----------          -----------
                                                                           286,721,019          371,513,918

     Less: accumulated depreciation                                                 --          (77,079,857)

   Satellite construction in progress, including capitalized
     interest of $4.3 million and $7.3 million at March 31, 1998
     and December 31, 1997, respectively                                    60,593,654          106,843,174
                                                                            ----------          -----------
   Net property and equipment                                              347,314,673          401,277,235

Deferred financing costs, net                                               21,388,574           22,510,041

Costs in excess of assets acquired associated with the Loral
   merger                                                                  605,503,935                   --

Other assets, net                                                           58,568,356           27,178,809
                                                                            ----------           ----------

TOTAL ASSETS                                                          $  1,431,221,006    $     896,492,287
                                                                      ================    =================

See Notes to Condensed Consolidated Financial Statements.

                        LORAL ORION NETWORK SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                                                            PREDECESSOR
                                                                                                              COMPANY
                                                                                        MARCH 31,           DECEMBER 31,
                                                                                         1998                  1997
                                                                                         ----                  ----
                                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                               $      1,469,527     $      5,230,567
   Accrued liabilities                                                                  11,911,591           10,594,952
   Other current liabilities                                                             7,462,709            7,129,861
   Interest payable                                                                     10,438,456           24,771,509
   Current portion of long-term debt                                                     6,080,956            6,406,143
                                                                                         ---------            ---------
     Total current liabilities                                                          37,363,239           54,133,032
Long-term debt                                                                         898,119,174          790,670,606
Other liabilities                                                                       21,738,593           21,803,582
Redeemable preferred stock:
   Series A 8% Cumulative Redeemable Convertible Preferred
     Stock, $.01 par value, 15,000 shares authorized; 0 and
     6,933 shares issued and outstanding at March 31, 1998 and                                  --            8,613,508
     December 31, 1997, respectively, plus accrued dividends
   Series B 8%  Cumulative  Redeemable  Convertible  Preferred  Stock,  $.01 par
     value, 5,000 shares  authorized;  0 and 2,059 shares issued and outstanding at March 31, 1998 and
     December 31,  1997, respectively, plus accrued dividends                                   --            2,466,755
   Series C 6%  Cumulative  Redeemable  Convertible  Preferred  Stock,  $.01 par
      value, 150,000 shares authorized; 0 and 82,641
      shares issued and outstanding at March 31, 1998 and December 31,
      1997, respectively, plus accrued dividends and accretion                                  --           65,653,949

Stockholders' equity (deficit):
   Common stock, $.01 par value, 1,000 and 40,000,000 shares
     authorized; 100 and 15,959,089 shares outstanding                                           1              159,591
   Capital in excess of par value                                                      478,511,999          153,294,210
   Treasury stock, 0 and 269,274 at March 31, 1998 and                                          --              (91,490)
     December 31,1997, respectfully
   Unearned compensation                                                                (4,512,000)
   Accumulated other comprehensive income                                                       --             (955,800)
   Accumulated deficit                                                                          --         (199,255,656)
                                                                                       -----------          -----------
     Total stockholders' equity (deficit)                                              474,000,000          (46,849,145)
                                                                                       -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $  1,431,221,006    $     896,492,287
                                                                                 ================    =================

See Notes to Condensed Consolidated Financial Statements.

                        LORAL ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                ------------------------------------------
                                                                    PREDECESSOR          PREDECESSOR
                                                                      COMPANY              COMPANY
                                                                       1998                  1997
                                                                       ----                  ----
                                                                    (Unaudited)          (Unaudited)

REVENUE                                                           $     18,789,877    $      20,233,069

OPERATING EXPENSES:
   Direct                                                                6,406,385            7,787,700
   Sales and marketing                                                   5,789,730            4,126,377
   Engineering and technical services                                    1,897,570            1,756,889
   General and administrative                                            3,707,252            3,312,905
   Depreciation and amortization                                        12,482,954           11,566,579
   Merger costs                                                         12,144,670                   --
                                                                        ----------
     Total operating expenses                                           42,428,561           28,550,450
                                                                        ----------           ----------

LOSS FROM OPERATIONS                                                   (23,638,684)          (8,317,381)

OTHER EXPENSE (INCOME):
   Interest income                                                      (5,425,395)          (3,413,080)
   Interest expense                                                     21,190,127           17,570,631
   Other                                                                   287,749              414,017
                                                                           -------              -------
     Total other expense (income)                                       16,052,481           14,571,568
                                                                        ----------           ----------

Loss before extraordinary loss on extinguishment of debt,
minority interest and preacquisition loss of acquired subsidiary       (39,691,165)         (22,888,949)

Extraordinary loss on extinguishment of debt                                    --          (15,763,220)

Limited Partners' and minority interest in the net loss of

   Orion Atlantic and other consolidated entities                               --           12,042,239

Preacquisition loss of acquired subsidiary                                      --              626,246
                                                                         ----------           ----------
NET LOSS                                                               (39,691,165)         (25,983,684)

Preferred stock dividend and accretion, net of forfeitures              (1,387,117)           1,660,367
                                                                        ----------            ---------

Net loss attributable to common stockholders                      $    (38,304,048)    $    (27,644,051)
                                                                  ================     ================

See Notes to Condensed Consolidated Financial Statements.

                        LORAL ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     --------------------------------
                                                                     PREDECESSOR          PREDECESSOR
                                                                       COMPANY              COMPANY
                                                                        1998                  1997
                                                                        ----                  -----
                                                                     (Unaudited)          (Unaudited)

OPERATING ACTIVITIES
Net loss                                                           $    (39,691,165)    $    (25,983,684)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Extraordinary loss on extinguishment of debt                                  --           15,763,220
   Amortization and depreciation                                         12,482,954           11,566,579
   Amortization of deferred financing costs                                 608,793              577,549
   Provision for bad debts                                                  150,000              200,000
   Accrued and accreted interest                                         10,292,464            6,000,043
   Interest earned on restricted assets                                  (4,629,142)                  --
   Other                                                                  1,643,875                   --
   Limited Partners' and minority interest in
    the net loss of Orion Atlantic                                               --          (12,042,239)
    and other consolidated entities
Changes in operating assets and liabilities:
   Accounts receivable                                                   (1,407,841)             (63,711)
   Prepaid expenses and other current assets                              4,388,497             (541,079)
   Other assets                                                             201,064           (3,016,738)
   Accounts payable and accrued liabilities                              (2,198,539)          (1,003,594)
   Other current liabilities                                                332,848              181,915
   Interest payable                                                     (11,753,786)                (239)
                                                                        -----------                 ----
Net cash used in operating activities                                   (29,579,978)          (8,361,978)


INVESTING ACTIVITIES
Capital expenditures                                                     (3,804,771)          (4,013,941)
Increase in restricted and segregated assets                                     --         (374,381,564)
Release of restricted and segregated assets                              31,962,000                   --
Satellite construction costs, including capitalized interest            (14,574,521)         (42,044,448)
Purchase of Teleport Europe, net of cash acquired                                --           (8,374,845)
Other                                                                            --             (567,863)
                                                                        -----------          -------------
Net cash provided by (used in) investing activities                      13,582,708         (429,382,661)

FINANCING ACTIVITIES
Debt and equity financing costs                                                  --          (25,497,717)
Proceeds from issuance of common stock, net of issuance costs             2,116,749            1,012,842
Proceeds from issuance of debt                                                   --          770,397,000
Repayment of senior notes payable banks and notes payable                  (254,021)        (213,640,133)
Swap termination fee                                                             --           (5,287,827)
Payment of satellite incentive                                           (1,302,446)         (13,358,379)
Other                                                                      (770,434)          (1,169,524)
                                                                           --------           ----------
Net cash (used in) provided by financing activities                        (210,152)         512,456,262

Net increase (decrease) in cash and cash equivalents                    (16,207,422)          74,711,623
Cash and cash equivalents at beginning of period                         70,008,657           42,187,807
                                                                         ----------           ----------
Cash and cash equivalents at end of period                         $     53,801,235    $     116,899,430
                                                                   ================    =================

See Notes to Condensed Consolidated Financial Statements.

                        LORAL ORION NETWORK SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------------
                                                                                   PREDECESSOR          PREDECESSOR
                                                                                     COMPANY              COMPANY
                                                                                       1998                 1997
                                                                                       ----                 ----
                                                                                   (Unaudited)          (Unaudited)
Non cash:
   Preferred stock dividend, net of forfeitures                                   $  (1,387,117)     $  1,660,367
                                                                                  =============      ============
   Conversion of redeemable preferred stock to common stock                       $  69,888,830      $     10,000
                                                                                  =============      ===========
   Conversion of Company common stock and stock options to Loral
    common stock and stock options as the result of the Loral merger              $ 469,000,000      $         --
                                                                                   =============      ===========
   Conversion of subordinated debentures, accrued interest, and deferred
    financing costs to common  stock                                              $  52,080,438      $         --
                                                                                   =============      ===========
   Issuance of Series C Preferred Stock                                           $          --      $ 94,000,000
                                                                                   =============      ===========
   Issuance of common stock for preferred stock dividend                          $   5,458,263      $         --
                                                                                   =============      ===========
   Issuance of common stock, stock options and warrants                           $   2,176,854      $ 10,282,262
                                                                                   =============      ===========
Supplemental:
   Interest paid during the year                                                  $  25,236,556      $ 10,661,415
                                                                                  =============      ===========

See Notes to Condensed Consolidated Financial Statements.

                        LORAL ORION NETWORK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the 1997 Orion Network Systems, Inc. Annual Report on Form 10-K.

BUSINESS AND OWNERSHIP

Loral Orion Network Systems, Inc., (the "Company"), formally Orion Network Systems, Inc., is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of the following subsidiaries ("Subsidiary Guarantors"), the Company's principal business is the provision of satellite-based communications services:

                                                    Jurisdiction of organization
                   Name                                    or Incorporation
                   ----                                    ----------------

Asia  Pacific  Space  and  Communications,  Ltd.           Delaware

International  Private Satellite Partners,  L.P.           Delaware
(doing business as Orion Atlantic, L.P.)

Orion Network Systems-Asia Pacific, Inc.
(formerly  known  as  Orion  Asia  Pacific                 Delaware
Corporation)

Orion Network Systems-Europe, Inc.
(formerly known as Orion Atlantic Europe,                  Delaware
Inc.)

Orion Oldco Services, Inc.
(formerly  known as Orion Network  Systems,                Delaware
Inc.)

OrionNet Finance Corporation                               Delaware

OrionNet, Inc.                                             Delaware

Orion Network Services, Inc.
(formerly    known   as   Orion   Satellite                Delaware
Corporation)

Orion Network Systems-Europe GmbH
(formerly known as Teleport Europe GmbH)            Federal Republic of Germany

                        LORAL ORION NETWORK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RECENT DEVELOPMENTS

ACQUISITION OF THE COMPANY BY LORAL

On March 20, 1998, Orion Network Systems, Inc. ("Orion") was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, Loral Satellite Corporation ("Merger Sub"), with and into Orion. Loral consummated the acquisition by issuing 17.9 million shares of its common stock and assuming existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $469 million. Orion was the surviving corporation (the "Surviving Corporation") of the Merger and thereby became a subsidiary of Loral. At the effective time of the Merger, Orion changed its name to "Loral Orion Network Systems, Inc."

As a result of the Merger:

i. each share of common stock, par value $.01 per share, of Orion ("Orion Common Stock"), excluding treasury shares and shares owned by Loral or its subsidiaries, was converted into and exchanged for the right to receive .71553 fully paid and nonassessable shares of common stock, par value $.01 per share, of Loral ("Loral Common Stock").

ii. each share of preferred stock, par value $.01 per share, of Orion ("Orion Preferred Stock") was converted into and exchanged for the right to receive .71553 fully paid and nonassessable shares of Loral Common Stock for each share of Orion Common Stock into which such share of Orion Preferred Stock was convertible immediately prior to the Merger,

iii. each outstanding stock option to purchase shares of Orion Common Stock was converted into an option to acquire .71553 shares of Loral Common Stock multiplied by the number of shares of Orion Common Stock for which such option was exercisable,

iv. each outstanding warrant to purchase shares of Orion Common Stock was converted into a warrant to acquire .71553 shares of Loral Common Stock multiplied by the number of shares of Orion Common Stock for which such warrant was exercisable immediately prior to the Merger, and

v. each outstanding share of Orion Common Stock and Orion Preferred Stock owned by Loral or any of its subsidiaries was converted into the right to receive enough shares in the Surviving Corporation as necessary in order to ensure that such entity's proportionate interest in the Surviving Corporation immediately after the Merger is as it was in Orion immediately before the Merger.

                        LORAL ORION NETWORK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION (CONTINUED)

Following the Merger, the capital stock of Loral Orion ceased to be publicly traded. However, the Company continues to have registered bonds outstanding and will continue to have statutory filing requirements with the Securities and Exchange Commission.

The Merger was effected pursuant to that certain Agreement and Plan of Merger, dated as of October 7, 1997, as amended February 11, 1998 and March 20, 1998 (the "Merger Agreement"), by and among Orion, Loral and Merger Sub, and the related certificate of merger between Orion and Merger Sub filed with the Secretary of State of the State of Delaware on March 20, 1998.

The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, filed as Exhibits 2.1 and 2.2 to Registration Statement No. 333-46407 on Form S-4.

For accounting purposes, the Merger is being accounted for as of March 31, 1998 using the purchase method. Accordingly, the consolidated balance sheet at March 31, 1998 reflects the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) to the assets and liabilities (including an increase of $148.6 million to the carrying value of the Senior Notes and Senior Discount Notes, based on quoted market prices) of Orion at that date. The cost in excess of net assets acquired ($605.5 million) is being amortized over 40 years using the straight-line method. The statements of operations and cash flows for the three months ended March 31, 1998 and 1997 relate to Orion prior to the Loral purchase (the Predecessor).

Had the acquisition of the Company and the financing transactions described below occurred on January 1, 1997, the unaudited pro forma net loss applicable to common stockholders for the quarters ended March 31, 1998 and 1997 would have been $18.4 million and $19.0 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated as of January 1, 1997.

OTHER

In January 1997, Loral Orion consummated a series of transactions that are described below.

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

Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged (the "Exchange"), their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C Preferred Stock. In addition, the Company acquired certain rights held by certain of the Exchanging Partners to receive repayment of various advances (aggregating approximately $41.4 million at December 31, 1996). The 123,172 shares of Series C Preferred Stock issued in the Exchange were convertible into approximately 7 million shares of the Company's common stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company. The exchange is described in greater detail under the caption "The Merger, the Exchange and the Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

                        LORAL ORION NETWORK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

THE ORION MERGER

The Exchange was conducted on a tax-free basis by means of an Orion Merger (defined below) that was consummated on January 31, 1997. Pursuant to the Exchange Agreement, Orion Oldco Services, Inc., formerly known as Orion Network Systems, Inc. ("Old Orion"), formed the Company as a new Delaware corporation with a certificate of incorporation, bylaws and capital structure substantially identical in all material respects with those of Old Orion. Also pursuant to the Exchange Agreement, the Company formed a wholly-owned subsidiary, Orion Merger Company, Inc. ("Orion Merger Subsidiary"). Pursuant to an Agreement and Plan of Merger, Orion Merger Subsidiary was merged with and into Old Orion, and Old Orion became a wholly-owned subsidiary of the Company (the "Orion Merger"). On January 31, 1997, the effective time of the Orion Merger, all of the stockholders of Old Orion received stock in the Company with substantially identical rights to the Old Orion stock they held prior to the effective time of the Orion Merger. Following the Orion Merger, the Company changed its name from Orion Newco Services, Inc. to Orion Network Systems, Inc. and the Company's wholly-owned subsidiary Orion Network Systems, Inc. changed its name to Orion Oldco Services, Inc. The Exchange and Orion Merger are described in greater detail under the caption "The Merger, the Exchange and Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

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

In addition, on January 31, 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures (the "Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Debentures and Matra Marconi Space purchased $10 million of the Debentures (collectively, the "Debentures Offering", and together with the Bond Offering, the "Financings"). As of March 20, 1998, all of the debentures had been converted to common stock.

                        LORAL ORION NETWORK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION (CONTINUED)

The net proceeds of the Bond Offering and Debentures Offering were used by the Company to repay the Orion 1 credit facility, pre-fund the first three years of interest payments on certain of the Notes, and will be used to build and launch two additional satellites, Orion 2 and Orion 3.

The extraordinary loss on extinguishment of debt of $15.8 million in 1997 was the result of expensing unamortized deferred financing costs associated with the Orion 1 credit facility which was refinanced with the proceeds from the Bond offering and termination of a interest rate cap agreement.

ACQUISITION OF TELEPORT EUROPE GMBH

On March 26, 1997, the Company acquired German-based Teleport Europe GmbH (now known as Orion Network Systems-Europe GmbH) ("Orion Europe") a communications company specializing in private satellite networks for voice and data services. The Company purchased the shares of Orion Europe held by the German companies, Vebacom GmbH and RWE Telliance AG, now known as o.tel.o for approximately $9 million. In addition, the Company acquired Orion Europe's licenses and operating agreements to provide satellite network services in 40 countries, including 17 countries in which the Company previously did not provide service. The net purchase price of Orion Europe was $8.4 million and allocated as follows:

Working capital deficit, net of cash acquired          $ (.6)
Property and equipment                                   9.3
Other, net                                               (.3)
                                                       -----
                                                       $ 8.4
                                                       =====

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Total comprehensive loss for the three months ended March 31, 1998 and March 31, 1997 amounted to approximately $39.7 million and $26.9 million, respectively. The following are the components of comprehensive income (loss):

                                                 QUARTER ENDED
                                     -------------------------------------
                                      MARCH 31, 1998       MARCH 31, 1997
                                      --------------       --------------

Net loss                             $ (39,691,165)       $ (25,983,684)
Foreign currency translation
  adjustment                                    --             (955,800)
                                     -------------        -------------
Comprehensive loss                   $ (39,691,165)       $ (26,939,484)
                                     =============        =============


EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the Merger with Loral and recapitalization of the Company.

                        LORAL ORION NETWORK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                              MARCH 31,           DECEMBER 31,
                                                                                1998                  1997
                                                                                ----                  ----

Senior notes (net of premium of $64.1 million at March 31, 1998            $    509,155,341    $     440,099,914
   and unamortized discount of $4.9 million at December 31, 1997)
Senior discount notes (maturity value of $484 million)                          381,198,809          292,336,605
Convertible junior subordinated debentures                                               --           50,000,000
Notes payable - TT&C Facility                                                     5,767,580            6,021,601
Satellite incentive obligations                                                   6,153,919            6,478,533
Other                                                                             1,924,481            2,140,096
                                                                                  ---------            ---------
   Total long-term debt                                                         904,200,130          797,076,749
Less: current portion                                                             6,080,956            6,406,143
                                                                                  ---------            ---------
   Long-term debt less current portion                                     $    898,119,174    $     790,670,606
                                                                           ================    =================

NOTE C.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

As of March 31, 1998, all of the redeemable convertible preferred stock outstanding at December 31, 1997, including accrued dividends on the Series C Preferred Stock, were converted to approximately 6.1 million shares of common stock at prices ranging from $8.50 to $17.50 per share.

NOTE D.  COMMITMENTS AND CONTINGENCIES

While the Company is party to regulatory proceedings incident to its business, there are no material legal proceedings pending or, to the knowledge of management, threatened against the Company or its subsidiaries.

NOTE E.  RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

                        LORAL ORION NETWORK SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal business is the provision of satellite communications for private communications networks and video distribution and other satellite transmission services. From its inception in 1982 through January 20, 1995, when Orion 1 commenced commercial operations, the Company was a development stage enterprise. Prior to January 1995, the Company's efforts were devoted primarily to monitoring the construction, launch and in-orbit testing of Orion 1, product development, marketing and sales of interim private communications network services, raising financing and planning Orion 2 and Orion 3.

Through January 31, 1997, Orion Satellite Corporation (whose name has been changed to Orion Network Services, Inc.) was the sole general partner in Orion Atlantic, L.P. ("Orion Atlantic") and had a 41 2/3% equity interest in Orion Atlantic. As a result of the Company's control of Orion Atlantic, the Company's consolidated financial statements include the accounts of Orion Atlantic. All of Orion Atlantic's revenues and expenses are included in the Company's consolidated financial statements, with appropriate adjustment to reflect the interests of the Limited Partners in Orion Atlantic's losses prior to the Exchange (as described in Note A to the Condensed Consolidated Financial Statements). The assets and liabilities reported in the consolidated balance sheet at December 31, 1997 primarily pertain to Orion Atlantic. The Company's consolidated financial statements also include the accounts of all other subsidiaries of Orion. See Note A to the Condensed Consolidated Financial Statements for a discussion of recent developments.

All subsidiaries of the Company ("Subsidiary Guarantors"), other than inconsequential subsidiaries, have unconditionally guaranteed the Notes (as defined below) on a joint and several basis. No restrictions exist on the ability of Subsidiary Guarantors to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

ORION 2 AND ORION 3 CONSTRUCTION AND LAUNCH

Orion 2. On May 15, 1998, the Company entered into a satellite procurement contract with Space Systems/Loral ("SS/L"), a wholly owned subsidiary of Loral, for the construction and launch of the Orion 2 satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "SS/L Contract"). The SS/L Contract provides for delivery in-orbit of the Orion 2 aboard an Ariane 44L launch vehicle by June 30, 1999. The SS/L satellite design provides for 38 Ku-band transponders with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America.

The Company has also notified Matra Marconi Space ("Matra") that it is canceling its satellite procurement contract with Matra for the construction and launch of a satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "Matra Contract"). As a result of the cancellation of the Matra Contract, the Company will have no obligation to make further payments to Matra, but Matra will be entitled to retain amounts previously paid by the Company.

The Company believes that the Orion 2 satellite being procured from SS/L offers significant benefits compared to the Matra satellite. The SS/L contract provides for a firm fixed price which, when added to the amounts previously paid to Matra, does not exceed $202 million, the total amount that would otherwise have been due to Matra if the Matra Contract had not been canceled. Moreover, the SS/L-designed satellite is both larger and more powerful than the Matra-designed satellite. The SS/L satellite will have 8 additional transponders and will provide greater transmitted power to Orion's customers. The expected on-orbit life of the SS/L satellite is approximately 16 years compared to 13 years for the Matra satellite. The SS/L satellite is designed to provide enhanced transponder switching capabilities as compared to the Matra satellite and also allows for both uplinking and downlinking of transmissions from South Africa, while the Matra satellite would not have allowed for uplinking.

Orion 3. The Company commenced construction of Orion 3 in December 1996 and entered into a satellite contract with Hughes Space and Communications International, Inc. for Orion 3 in January 1997. The contract for Orion 3 provides for delivery in orbit of Orion 3 by December 1998, for a firm fixed price of $208 million excluding launch insurance and performance incentives.

                        LORAL ORION NETWORK SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Pre-Construction Lease on Orion 3. The Company has entered into a contract with DACOM Corp., a Korean communications company ("DACOM"), under which DACOM will, subject to certain conditions, lease eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for the transponders (which is scheduled to occur by January 1999). Payments are subject to refund if Orion 3 fails to commence commercial operation by June 30, 1999.

Satellite Launch and Operation Risk. There can be no assurance that Orion 2 or Orion 3 will be successfully launched or operate in accordance with their design. While the Company intends to procure launch insurance for the satellites, a total or partial loss of either satellite will involve delays and loss of revenue which will impair the Company's ability to service its indebtedness, including the Notes, and such insurance will not protect the Company against business interruption, loss or delay of revenues or similar losses and may not fully reimburse the Company for its expenditures.

OVERVIEW

The Company's revenues are principally generated under three to five year contracts for delivery of communications services. Such revenues are derived principally from recurring monthly fees from its customers, although many contracts include initial non-recurring installation and other fees. These non-recurring fees generally are structured to cover the Company's actual costs of installation of the customer's site-based equipment. The revenues from each contract vary, depending upon the type of service, amount of capacity, data handling ability of the network, the number of very small aperture terminals ("VSATs") (which generally are owned by the Company), value-added services and other factors. Depending on the complexity of the services to be provided to a customer, the period between the date of signature of a contract and the commencement of actual services (and receipt of fees) typically ranges from 30 days to six months. Substantially all of the Company's contracts are denominated in U.S. dollars, although some contracts are denominated in pounds sterling, Deutschemarks, Austrian shillings or French francs. The Company begins to record revenues under its contracts upon service commencement to the customer.

The services provided by the Company have been subject to decreasing prices over recent years and this pricing pressure is expected to continue (and may accelerate) for the foreseeable future, particularly if, as expected, capacity continues to increase. The Company will need to increase its volume of sales in order to compensate for such price reductions. The Company believes that customers will increase the data speeds in their communications networks to support new applications, and that such upgrading of customer networks will lead to increased revenues that will mitigate the effect of price reductions. However, there can be no assurance that this will occur. The Company expects to continue to incur net losses and negative cash flow (after payments for capital expenditures and interest) for the foreseeable future.

The Company's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity
(generally for services outside of the Orion 1 footprint); (iii) in-orbit insurance premiums; and (iv) personnel costs and travel related to TT&C, network monitoring, network design and similar activities. These costs will increase as the Company's business grows. Specifically, in-orbit insurance costs will increase significantly following the launches of Orion 2 and Orion 3. The Company constructed its TT&C facilities to control two satellites. As a result, the Company anticipates a slight increase in costs with Orion 2 and a more substantial increase in costs with Orion 3, which will require separate TT&C facilities and associated miscellaneous expenses. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotional expenses. The Company commenced a significant expansion of its marketing program in 1997 which will continue through 1998. Due to the complexity of the Company's services, and the continued expansion of sales personnel, sales and marketing expenses increased significantly during the first quarter of 1998 and they are expected to increase through the remainder of 1998. Engineering and technical expenses, consist principally of

                        LORAL ORION NETWORK SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

personnel costs and travel. General and administrative expenses consist of personnel costs other than for selling and engineering, information systems, professional services, and occupancy costs. These costs will increase generally as the Company's operations expand. Depreciation and amortization expenses result mainly from the depreciation of the Orion 1 satellite, VSATs and the related equipment to service the expansion of the private network communication services business and will increase substantially after the launch of Orion 2 and Orion 3. Interest income is primarily the result of interest earned on the proceeds from the Company's private and public equity offerings. Interest costs stem primarily from the bond offering completed January 31, 1997. The Company's costs (other than sales commissions) generally do not vary substantially with the amount of revenue from the Orion 1 satellite.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997.

Acquisition of Teleport Europe GmbH. On March 26, 1997, the Company acquired German-based Teleport Europe GmbH (a communications company specializing in private satellite networks for voice and data services), whose name was subsequently changed to Orion Network Systems-Europe GmbH ("Orion Europe"). The Company has consolidated the operations of Orion Europe for the three months ended March 31, 1997, retroactively to January 1, 1997. The effect of this consolidation on operations prior to acquisition was to increase consolidated revenues by approximately $4.1 million, increase total operating expenses by approximately $4.0 million and other expenses by approximately $0.7 million. The preacquisition loss of Orion Europe of $0.6 million has been deducted from the consolidated statement of operations for the three months ended March 31, 1997.

Revenue and bookings. Total revenue for the three months ended March 31, 1998 were $18.8 million compared to $20.2 million for the same period in 1997, a decrease of 7 percent. Revenues from private communications network services were $10.0 million for the first quarter of 1998 and $7.9 million for the comparable period in 1997. Revenues from video communications services and transponder capacity leasing were $8.4 million for the first quarter of 1998 compared to $8.2 million for the comparable period in 1997. Revenues for the three months ended March 31, 1998, included $0.4 million of equipment sales compared to $4.1 million of which $3.8 million was associated with a sales-type lease to an existing customer, for the same period in 1997.

At March 31, 1998, the Company had a customer contract backlog (representing future revenues under contract) of approximately $285.9 million compared to $244 million at March 31, 1997, an increase of 17 percent. Revenue from customer contract backlog is typically earned over contract terms of three to five years.

OPERATING EXPENSES

Direct expenses. Direct expenses for the three months ended March 31, 1998 were $6.4 million compared to $7.8 million for the same period in 1997. The decrease of $1.4 million or approximately 18 percent, for the three months ended March 31, 1998, was primarily attributable to a sales-type equipment lease to an existing customer in the first quarter of 1997 that increased expenses in that quarter.

Sales and marketing expenses. Sales and marketing expenses were $5.8 million for the three months ended March 31, 1998, as compared to $4.1 million for the same period in 1997, an increase of $1.7 million or 40 percent. The increase is related to additional sales salaries and commissions, consulting and advertising associated with the growth in the private communications network service business. The Company expects the increase in sales and marketing expenses to continue for the remainder of 1998.

Engineering and technical services expenses. Engineering and technical services expenses remained steady for the first quarter of 1998 and the comparable period in 1997. Total expenses were $1.9 million for the three months ending March 31, 1998 and $1.8 million for the three months ending March 31, 1997.

                        LORAL ORION NETWORK SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

General administrative expenses. General and administrative expenses were $3.7 million for the three months ended March 31, 1998, compared to $3.3 million for the same period in 1997. The increase of $0.4 million or 12 percent for the three months ended March 31, 1998 was primarily due to outside services and other expenses.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 1998 were $12.5 million, an increase of $0.9 million or 8 percent, over the same period in 1997. The increase is primarily a result from depreciation of ground equipment to service the expansion of the private network communication services business.

Merger Costs. Merger costs for the three months ended March 31, 1998 were $12.1 million. These costs are due to accounting, legal, underwriting and other expenses associated with the acquisition of the Company by Loral.

Interest. Interest income was $5.4 million for the three months ended March 31, 1998, compared to $3.4 million, an increase of $2 million or 59 percent over the same period in 1997. The increase in interest income is primarily the result of a change in the premium amortization on bonds held in a pledged account to prefund the first six interest payments on the senior notes, plus an additional month of accrued interest on the bonds, which were acquired at the end of January 1997. Interest expense was $21.2 million for the three months ended March 31, 1998 and $17.6 million for the comparable period in 1997. The increase in expense of $3.6 million in the first three months of 1998 is attributable to a full quarter of interest on the senior notes and the senior discount notes.

Other. Other expenses for the three months ended March 31, 1998 were $0.3 compared to $.0.4 for the same period in 1997.

Extraordinary loss on extinguishment of debt. The extraordinary loss on extinguishment of debt of $15.8 million for the three months ended March 31, 1997 was the result of expensing unamortized deferred financing costs of the Orion 1 credit facility which was refinanced with the proceeds from the Company's recent Bond Offering and termination of an interest rate cap agreement.

Net loss. The Company incurred net losses of $39.7 million and $26.0 million for the three months ended March 31, 1998 and 1997, respectively, after deduction of the limited partners' and minority interests' share in the Company's losses of $12.0 million, and elimination of the preacquisition loss of Teleport Europe of $0.6 million from the consolidated statement of operations for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

PRIOR FUNDING. The Company has required significant capital for operating and investing activities in the development of its business, and will continue to need to expend significant additional capital in the future to develop fully its global satellite communications system. The Company's funding for its operations through January 1997 had been provided primarily by the sale of equity securities, including the completion of its initial public offering in August 1995 which generated proceeds to the Company of approximately $52 million (net of underwriting discounts), bank loans, vendor financing, lease arrangements and short-term loans from its investors. Funding for the construction and launch of the Orion 1 satellite and related facilities was fully committed through $90 million of equity from the limited partners of Orion Atlantic, an aggregate of $251 million under a secured bank credit facility and approximately $11 million under other debt facilities, dedicated primarily to the construction of the TT&C facility, which is being used to control Orion 1. The Orion 1 credit facility was repaid in January 1997 with the proceeds from the Bond Offering and concurrently with the Bond Offering, the Company acquired all of the limited partnership interests (which it did not already own) in Orion Atlantic in exchange for 123,172 shares of Series C Convertible preferred stock representing approximately 7 million underlying shares of Common Stock.

                        LORAL ORION NETWORK SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

EXISTING CAPITAL RESOURCES. The net proceeds of the January 1997 Bond Offering to the Company were approximately $684 million, and the net proceeds of the
Debentures Offering were approximately $59 million. Of the Bond Offering proceeds, approximately $223 million was used for repayment of the Orion 1 credit facility (including payment of accrued interest and hedge breakage costs), approximately $24 million was used to make certain initial payments for the Orion 2 satellite contract, approximately $13 million was used to pay accrued satellite incentive fees under the Orion 1 satellite contract and approximately $4 million was used to pay amounts owing to STET, a former limited partner of Orion Atlantic. As of March 31, 1998, the Company had cash and cash equivalents of $53.8 million and restricted and segregated assets of $325.9 million, including $208.6 million which was segregated by the Company to be used to make payments for additional satellites and certain related costs. The restricted and segregated assets also included $92.9 million plus accrued interest of $1.3 million placed in a pledged account (to pre-fund the remaining four interest payments on the Senior Notes). Additionally, included in restricted and segregated assets, is $23.1 million held in escrow and subject to refund pending the successful launch and commencement of commercial operation of Orion 3 as required by the DACOM agreement.

EXISTING INDEBTEDNESS

NOTES. In the Bond Offering, the Company issued approximately $445 million of 11.25% Senior Notes due 2007 and approximately $484 million principal amount at maturity ($265.4 million initial accreted value) of 12.5% Senior Discount Notes due 2007. Interest on the Senior Notes is payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes do not accrue cash interest prior to January 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5% payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002.

The Notes have the benefit of guarantees issued by each of the material subsidiaries of the Company. The Senior Notes are secured by the securities purchased with the $92.4 million held in a pledged account until the Company makes the remaining four scheduled interest payments on the Senior Notes and thereafter the Senior Notes will be unsecured. The Senior Discount Notes are unsecured. The Notes are redeemable, at the Company's option, in whole or in part, at any time on or after January 15, 2002 at specified redemption prices. In the event of a change in control (as defined in the indentures relating to the Notes), such as occurred with the Loral Merger, the Company is obligated to make an offer to purchase ("Offer to Purchase") all outstanding Notes at a purchase price equal to 101% of their principal or accreted value, plus accrued and unpaid interest thereon to the repurchase date. On April 17, 1998, the Company made such an Offer to Purchase. The Offer to Purchase expires on May 21, 1998. To date, no votes have been tendered for purchase. Because the Notes have recently traded at prices above 101% of their principal amount, the Company does not anticipate that the holders of a material principal amount of Notes will accept the Offer to Purchase.

The indebtedness evidenced by the Notes ranks pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company and the guarantors, respectively, and senior in right of payment to all existing and future subordinated indebtedness of the Company and the guarantors. The indentures relating to the Notes (the "Indentures") contain certain covenants which, among other things, restrict distributions to stockholders of the Company, the repurchase of equity interests in the Company and the making of certain other investments and restricted payments, the incurrence of additional indebtedness by the Company and its restricted subsidiaries, the creation of certain liens, certain asset sales, transactions with affiliates and related parties, and mergers consolidations. The foregoing description of the notes is qualified in its entirety by the terms of such Notes contained in the Indentures and Notes documents. As of December 18, 1997, a majority of the holders of Notes executed consents waiving compliance with certain provisions of the Indentures in connection with the Loral Merger.

                        LORAL ORION NETWORK SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

DEBENTURES. In January 1997, the Company also completed the sale of $60 million of its Debentures to British Aerospace ($50 million) and Matra Marconi Space ($10 million). The Debentures were due to mature in 2012, and bore interest at a rate of 8.75% per annum that was to be paid semi-annually in arrears solely in common stock of the Company at prices of between $10.21 and $14.00 per share, depending on the average trading prices of the Common Stock during the applicable measurement period. As of March 20, 1998, all of the debentures (and accrued but unpaid interest) had been converted into common stock.

OTHER INDEBTEDNESS AND OTHER OBLIGATIONS. At March 31, 1998, the Company had outstanding indebtedness of approximately $5.8 million under a seven year term loan provided by General Electric Capital Corporation ("GECC") for the TT&C facility and various assets relating thereto. Additionally, at March 31, 1998 the Company had obligations of approximately $6.2 million payable to the manufacturer of Orion 1 through 2007.

Current Funding Requirements. While the Company believes its existing resources, including borrowings from its new parent, are adequate to fund its needs for the remainder of 1998, based upon its current expectations for growth, the Company anticipates it will have substantial funding requirements over the next three years to fund the costs of Orion 2 and Orion 3, the purchase of VSATs, other capital expenditures and other capital needs. Interest charges on the Senior Notes over the next three years are fully provided for by restricted cash.

The in-orbit delivered costs of the Orion 2 and Orion 3 satellites are expected to aggregate approximately $468 million, of which $93.7 has been incurred by the Company through December 31, 1997. In addition to the $10.9 million incurred through the first quarter of 1998, the Company will need to make payments of approximately $318.1 million, $45 million and $0.3 million in 1998, 1999 and 2000, respectively. These amounts include the Company's estimate regarding the cost of launch insurance. The contracts for Orion 2 and Orion 3 provide firm fixed prices for the construction and launch of those satellites and provides for penalties in the event of late delivery by the manufacturer, however, the Company's actual payments could be substantially higher due to any change orders for the satellites, increased insurance rates, delays and other factors.

In connection with the Bond Offering, the Company segregated $407 million of the net proceeds to make payments for additional satellites and certain related costs (or to pay interest and principal on the Senior Notes). The Company also can use a portion of its working capital for such costs if it chooses to do so. The Company had working capital of $85.2 million at March 31, 1998. However, there can be no assurance that cost increases for Orion 2 and/or Orion 3 due to change orders, increased insurance rates or construction delays, among other factors may not increase the Company's capital requirements or that the Company's growth may vary from its expectations resulting in changes in its cash requirements or expected cash.

The balance of the Company's funding requirements are dependent upon its growth and cash flow from operations. The Company cannot predict whether its existing resources and cash flows will be adequate to cover its future cash needs. If existing resources and cash flows are not sufficient to cover the Company's future cash needs, the Company will need to secure borrowings from its new parent, or raise additional financing. The Company does not have a revolving credit facility or other source of readily available capital. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that the Company seeks to raise additional debt financing, the Indentures limit the amount of such additional debt (under a variety of provisions contained in such Indentures) and prohibit the Company from using Orion 1, Orion 2 or Orion 3 as collateral for indebtedness for money borrowed. If the Company requires additional financing and is unable to obtain such financing from its new parent or from outside sources in the amounts and at the times needed, there would be a material adverse effect on the Company.

                        LORAL ORION NETWORK SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUE

The Company is evaluating the potential effect on its information processing systems to determine what actions will be necessary in connection with the "Year 2000 Issue". The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1997 is denoted "97" and not "1997"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations. It is not known at this time what modifications, if any, will be required. All costs associated with any modification will be expensed as incurred. In addition, the Company has requested information from third-party entities on which it relies, certifying that their computer systems will not negatively affect the Company's operations. No assurance can be given that there will not be some unforeseen issue, particularly with third parties' systems, that may materially affect the Company's operations.

                        LORAL ORION NETWORK SYSTEMS, INC.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

While the Company is party to regulatory proceedings incident to its business, there are no material legal proceedings pending or, to the knowledge of management, threatened against the Company or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) A Special Meeting of Stockholders of the Company was held on March 20, 1998.

         (b) Not applicable.

         (c) The results of the voting at the Special Meeting of Stockholders were as follows:

              (1) Approval  and  adoption of the  Agreement  and Plan of Merger, dated as of October 7, 1997, as amended on February 11, 1998, among the Company, Loral Space & Communications Ltd., a Bermuda company, and Loral Satellite Corporation, a newly formed Delaware corporation and a wholly owned subsidiary of Loral and the transactions contemplated thereunder, including the Merger (as defined therein).

                  For:        15,360,468
                  Against:         7,314
                  Abstain:        51,078

              (2) Approval of amendments to Loral Orion's Non-Employee  Director
                  Stock Option Plan and certain options granted thereunder to provide for early vesting of certain options and conversion of options granted under the plan in connection with the Merger.

                  For:        15,384,726
                  Against:        50,373
                  Abstain:        71,927

              (3) Approval of amendments to the Stock Option Agreement, dated as of July 17, 1996, by and between Orion and John G. Puente, a director and Chairman of the Executive Committee of the Company's Board of Directors, and the options granted thereunder to provide for conversion of such options in connection with the Merger.

                  For:        15,366,428
                  Against:        58,173
                  Abstain:        82,425

              (4) Approval of amendments to the Stock Option Agreement, dated as of March 12, 1997, by and between Orion and Gustave M. Hauser, director and Chairman of Loral Orion's Board of Directors (the "Hauser Option Agreement"), and the options granted thereunder to provide for conversion of such options in connection with the Merger.

                  For:        15,360,235
                  Against:        60,596
                  Abstain:        86,195

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K:

              27  Financial Data Schedule

         (b) Reports on From 8-K during the three months ended March 31, 1998:

              None.

                        LORAL ORION NETWORK SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LORAL ORION NETWORK SYSTEMS, INC.
                                      ---------------------------------
                                      (Registrant)

Date: May 15, 1998

                                      ----------------------------------
                                      Michael P. DeBlasio
                                      First Senior Vice President
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)