Form 10-Q
period 1998-06-30
ORION NETWORK SYSTEMS INC/NEW/
filed 1998-08-14
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

Commission file number 000-22085
                       ---------

                                LORAL ORION, INC.
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

                                 (301) 258-8101
         -------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                                      INDEX

                                LORAL ORION, INC.



                                                                                                  Page
                                                                                                  ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets --- June 30, 1998 and  December 31, 1997
         (Predecessor Company)..................................................................   3

         Condensed Consolidated Statements of Operations --- Three months ended
         June 30, 1998; three months ended June 30, 1997 and March 31, 1998 and six
         months ended June 30, 1997 (Predecessor Company).......................................   5


         Condensed Consolidated Statements of Cash Flows --- Three months ended
         June 30, 1998; three months ended March 31, 1998 and six months ended
         June 30, 1997 (Predecessor Company)....................................................   6

         Notes to Condensed Consolidated Financial Statements...................................   8


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.....................................................................       11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................................  17

Signature.......................................................................................  18

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                LORAL ORION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        December 31,
                                                                                            1997
                                                                       June 30,         Predecessor
                                                                         1998             Company
                                                                         ----             -------
                                                                      (unaudited)           Note
                                     ASSETS
Current assets:
   Cash                                                             $ 44,082             $  70,009
   Restricted assets                                                  50,068                50,064
   Accounts receivable                                                12,953                11,781
   Prepaid expenses and other current assets                           6,670                 6,846
                                                                       -----                 -----
Total current assets                                                 113,773               138,700

Restricted and segregated  assets,  including  accrued
   interest of approximately $2.9 million and $3.7 million
   at June 30, 1998  and December 31, 1997, respectively              84,482               306,826
Property and equipment at cost:
   Land                                                                   74                    74
   Satellite and related equipment                                   255,295               322,159
   Telecommunications equipment                                       29,764                40,654
   Furniture and computer equipment                                    7,702                 8,627
                                                                       -----                 -----
                                                                     292,835               371,514

Less: accumulated depreciation                                       (12,936)              (77,080)

Satellite  construction  in  progress,  including
  capitalized  interest of $7.1
  million and $7.3 million at June 30, 1998
  and December 31, 1997, respectively                                261,056              106,843
                                                                     -------              -------
Net property and equipment                                           540,955              401,277
Due from Loral                                                         8,558                   --
Deferred financing costs, net                                         20,722               22,510
Costs in excess of assets acquired associated with the Loral
   Merger, net                                                       601,395                   --
Deferred income taxes                                                 51,275                   --
Other assets, net                                                      6,555               27,179
                                                                       -----               ------
TOTAL ASSETS                                                      $1,427,715            $ 896,492
                                                                  ==========            =========

See Notes to Condensed Consolidated Financial Statements.

Note: The December 31, 1997 Balance Sheet has been derived from the audited consolidated financial statements at that date.

                                Loral Orion, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (continued)

                                                                                       December 31,
                                                                                            1997
                                                                       June 30,         Predecessor
                                                                         1998             Company
                                                                         ----             -------
                                                                      (unaudited)           Note
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                  $    2,264      $    5,231
   Accrued liabilities                                                   13,590          10,595
   Other current liabilities                                              8,077           7,130
   Interest payable                                                      22,843          24,772
   Current portion of long-term debt                                      3,354           6,405
                                                                          -----           -----
     Total current liabilities                                           50,128          54,133

Long-term debt                                                          900,891         790,671
Other liabilities                                                        21,746          21,803

Redeemable preferred stock                                                   --          76,734

Stockholders' equity (deficit):
   Common stock, $.01 par value, 1,000 and 40,000,000 shares
     authorized; 100 and 15,959,089 shares outstanding                        1             160
   Capital in excess of par value                                       478,511         153,294
   Treasury stock, 0 and 269,274 at June 30, 1998 and
     December 31,1997, respectively                                          --             (91)
   Unearned compensation                                                  (4,182)            --
   Cumulative translation adjustment                                         375           (956)
   Accumulated deficit                                                   (19,755)       (199,256)
                                                                         -------        --------
     Total stockholders' equity (deficit)                                454,950         (46,849)
                                                                         -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $ 1,427,715     $   896,492
                                                                     ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

Note: The December 31, 1997 Balance Sheet has been derived from the audited consolidated financial statements at that date.

                                Loral Orion, Inc.
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (unaudited)

                                                         Three months ended      Three months ended  Six months ended
                                                             June 30,                March 31,           June 30,
                                                        ------------------------     ---------           --------
                                                                         1997          1998               1997
                                                                      Predecessor   Predecessor        Predecessor
                                                        1998            Company       Company            Company
                                                        ----            -------       -------            -------

Revenue                                               $ 20,243        $  16,687      $ 18,790       $   36,920

Operating expenses:
   Direct                                                7,012            5,591         6,406           13,378
   Sales and marketing                                   6,800            4,435         5,790            8,562
   Engineering and technical services                    1,549            1,866         1,898            3,623
   General and administrative                            3,957            3,580         3,707            6,894
   Depreciation and amortization                        16,116           12,130        12,483           23,696
   Merger costs                                            105              --         12,145               --
                                                           ---                         ------
     Total operating expenses                           35,539           27,602        42,429           56,153
                                                        ------           ------        ------           ------
Loss from operations                                   (15,296)         (10,915)      (23,639)         (19,233)

Other expense (income):
   Interest income                                      (5,147)          (8,717)       (5,425)         (12,130)
   Interest expense                                     17,752           22,389        21,190           39,960
   Other                                                    99              159           287              572
                                                            --              ---           ---              ---
     Total other expense (income)                       12,704           13,831        16,052           28,402
                                                        ------           ------        ------           ------

Loss before taxes, extraordinary loss on
     extinguishment of debt, minority interest
     and preacquisition loss of acquired subsidiary    (28,000)         (24,746)      (39,691)         (47,635)

Income taxes                                             8,245              --             --              --

Extraordinary loss on extinguishment of debt               --               --             --          (15,763)

Limited Partners' and minority interest in the net loss
   of Orion Atlantic and other consolidated entities       --                1             --           12,043

Preacquisition loss of acquired subsidiary                 --               --             --              626
                                                       ------           ------        ------           ------
Net loss                                              (19,755)         (24,745)       (39,691)        (50,729)

Preferred stock dividend and accretion, net of
  forfeitures                                              --            2,312         (1,387)           3,972
                                                       ------           ------        ------           ------
Net loss attributable to common stockholders        $ (19,755)        $(27,057)      $(38,304)        $(54,701)
                                                    =========         ========       ========         ========

See Notes to Condensed Consolidated Financial Statements.

                                Loral Orion, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                    THREE MONTHS         SIX MONTHS
                                                                                        ENDED              ENDED
                                                                  THREE MONTHS       MARCH 31, 1998     JUNE 30, 1997
                                                                     ENDED             PREDECESSOR       PREDECESSOR
                                                                JUNE 30, 1998           COMPANY            COMPANY
                                                                -------------           -------            -------
OPERATING ACTIVITIES
Net loss                                                         $(19,755)            $ (39,691)        $ (50,729)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Extraordinary loss on extinguishment of debt                        --                    --            15,763
   Deferred taxes                                                     725                    --                --
   Amortization and depreciation                                   16,116                12,483            23,696
   Amortization of deferred financing costs                           653                   609             1,178
   Provision for bad debts                                            425                   150               500
   Accrued and accreted interest                                    7,614                10,292            17,326
   Interest earned on restricted assets                            (4,107)               (4,629)           (3,957)
   Other                                                              228                 1,644               --
   Limited Partners' and minority interest in the
    net loss of Orion
    Atlantic and other consolidated entities                           --                    --           (12,043)
Changes in operating assets and liabilities:
   Accounts receivable                                               (340)               (1,408)             (655)
   Prepaid expenses and other current assets                       (6,166)                4,388            (4,398)
   Other assets                                                       (65)                  201            (2,676)
   Accounts payable and accrued liabilities                         3,021                (2,199)           (2,299)
   Other current liabilities                                          202                   333             1,121
   Interest payable                                                12,405               (11,754)           12,272
   Due from Loral                                                  (8,558)                   --                --
                                                                  --------             --------         ---------
Net cash provided by (used in) operating activities                 2,398               (29,581)           (4,901)

INVESTING ACTIVITIES
Capital expenditures                                               (6,114)               (3,805)          (8,955)
Increase in restricted and segregated assets                           --                    --         (401,377)
Use of restricted and segregated assets                           199,336                31,962               --
Satellite construction costs, including capitalized interest     (200,141)              (14,575)          (50,281)
Purchase of Teleport Europe, net of cash acquired                      --                    --            (8,375)
Other                                                                  --                    --             (180)
                                                                  --------             --------         ---------
Net cash provided by (used in) investing activities                (6,919)               13,582         (469,168)

FINANCING ACTIVITIES
Debt and equity financing costs                                        --                    --           (26,066)
Proceeds from issuance of common stock, net of issuance costs          --                 2,117             1,126
Proceeds from issuance of debt                                         --                    --           770,397
Repayment of senior notes payable banks and notes payable            (265)                 (254)         (215,339)
Swap termination fee                                                   --                    --            (5,288)
Payment of satellite incentive                                      (5,061)              (1,302)          (15,697)
Other                                                                  128                 (770)           (2,303)
                                                                  --------             --------         ---------
Net cash (used in) provided by financing activities                 (5,198)                (209)          506,830

Net increase (decrease) in cash and cash equivalents                (9,719)             (16,208)           32,761
Cash and cash equivalents at beginning of period                    53,801               70,009            42,188
                                                                  --------             --------         ---------
Cash and cash equivalents at end of period                        $ 44,082             $ 53,801         $  74,949
                                                                  ========             ========         =========

See Notes to Condensed Consolidated Financial Statements.

                                LORAL ORION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                            THREE MONTHS        SIX MONTHS
                                                                                                ENDED             ENDED
                                                                           THREE MONTHS     MARCH 31, 1998    JUNE 30, 1997
                                                                               ENDED         PREDECESSOR       PREDECESSOR
                                                                           JUNE 30, 1998       COMPANY           COMPANY
                                                                           -------------       -------           -------
   Non cash:

   Preferred stock dividend, net of forfeitures                               $   --         $   (1,387)        $   3,972
                                                                              ======         ==========         =========
   Conversion of redeemable preferred stock to common stock                   $   --         $   69,889         $     10
                                                                              ======         ==========         =========
   Conversion of Company common stock and stock options to Loral
     common stock and stock options as the result of the Loral merger         $   --         $  469,000         $      --
                                                                              ======         ==========         =========
   Conversion of subordinated debentures, accrued interest, and deferred
     financing costs to common  stock                                         $   --         $   52,080         $      --
                                                                              ======         ==========         =========
   Issuance of Series C Preferred Stock                                       $   --         $       --         $  94,000
                                                                              ======         ==========         =========
   Issuance of common stock for preferred stock dividend                      $   --         $    5,458         $      --
                                                                              ======         ==========         =========
   Issuance of common stock, stock options and warrants                       $   --         $    2,177         $  10,425
                                                                              ======         ==========         =========

Supplemental:
   Interest paid during the period                                            $  197         $   25,237         $  10,776
                                                                              ======         ==========         =========

See Notes to Condensed Consolidated Financial Statements.

                                LORAL ORION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION

BUSINESS AND OWNERSHIP

Loral Orion, Inc., (the "Company"), formally Loral Orion Network Systems, Inc., is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of its Subsidiary Guarantors, the Company's principal business is the provision of satellite-based communications services.

Each of the Subsidiary Guarantors is a wholly-owned (100%) subsidiary of the Company. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries).

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by Loral Orion pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended June 30, 1998 and March 31, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Orion Network Systems', Inc. latest annual report on Form 10-K.

RECENT DEVELOPMENTS

ACQUISITION OF THE COMPANY BY LORAL

On March 20, 1998, Orion Network Systems, Inc. ("Orion") was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, Loral Satellite Corporation ("Merger Sub"), with and into Orion. Loral consummated the acquisition by issuing 17.9 million shares of its common stock and assuming existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $469 million. Orion was the surviving corporation (the "Surviving Corporation") of the Merger and thereby became a subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name has since been changed to "Loral Orion, Inc."

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

                                LORAL ORION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION (CONTINUED)

For accounting purposes, the Merger is being accounted for as of March 31, 1998 using the purchase method. Accordingly, the condensed consolidated balance sheet at March 31, 1998 reflects the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) to the assets and liabilities (including an increase of $148.6 million to the carrying value of the Senior Notes and Senior Discount Notes, based on quoted market prices) of Orion at that date and a related increase in deferred tax assets of $52.0 million. The cost in excess of net assets acquired ($601.4 million) is being amortized over 40 years using the straight-line method.

Had the acquisition of the Company and the financing transactions described below occurred on January 1, 1997, the unaudited pro forma sales, operating loss and net loss applicable to common stockholders for the six months ended June 30 1998 and 1997 would have been $39.0 million and $36.9 million; $30.2 million and $26.6 million; and $38.1 million and $35.6 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated as of January 1, 1997.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, to be included in other comprehensive income.

Total comprehensive loss for the three months ended June 30, 1998, three months ended March 31, 1998 and six months ended June 30, 1997 amounted to approximately $19.4 million, 39.7 million and $51.3 million respectively. The following are the components of comprehensive loss (in thousands):

                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                      THREE MONTHS ENDED       MARCH 31, 1998           JUNE 30, 1997
                                        JUNE 30, 1998        PREDECESSOR COMPANY     PREDECESSOR COMPANY
                                        -------------        -------------------     -------------------

Net loss                                $  (19,755)             $  (39,691)             $(50,729)
Cumulative translation adjustment              75                       --                  (563)
                                        ----------              ----------              --------
Comprehensive loss                      $  (19,380)             $  (39,691)             $(51,292)
                                        ==========              ==========              ========

EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the Merger with Loral and recapitalization of the Company.

                                LORAL ORION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                          DECEMBER 31,
                                                                                             1997
                                                                          JUNE 30,        PREDECESSOR
                                                                            1998            COMPANY
                                                                          --------        -----------
Senior notes (net of premium of $60.3 million at June 30, 1998
   and unamortized discount of $4.9 million at December 31, 1997)         $505,267       $ 440,100
Senior discount notes (maturity value of $484 million)                     388,402         292,337
Convertible junior subordinated debentures                                     --           50,000
Notes payable - TT&C Facility                                                5,503           6,022
Satellite incentive obligations                                              2,484           6,479
Other                                                                        2,589           2,138
                                                                             -----           -----
   Total long-term debt                                                    904,245         797,076
Less: current portion                                                        3,354           6,405
                                                                             -----           -----
   Long-term debt less current portion                                    $900,891      $  790,671
                                                                          ========      ==========


In connection with the Merger, Loral did not assume Orion's Senior Notes or Senior Discount Notes. Such debt remains outstanding and is non-recourse to Loral. The carrying value of Orion's Senior Notes and Senior Discount Notes has been increased to reflect a fair value adjustment of $148.6 million in connection with the Merger, based on quoted market prices at March 31, 1998.


NOTE C.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

As of June 30, 1998, all of the redeemable convertible preferred stock outstanding at December 31, 1997, including accrued dividends on the Series C Preferred Stock, have been converted to approximately 6.1 million shares of common stock at prices ranging from $8.50 to $17.50 per share.

NOTE E.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation, a wholly owned subsidiary of Loral. Pursuant to a tax sharing agreement with Loral Space & Communications
Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. For the three months ended June 30, 1998, the Company recorded a receivable under this tax sharing agreement of $9.0 million and a deferred tax provision of $0.7 million. The deferred tax asset of $51.3 million on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

NOTE E.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                                LORAL ORION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Loral Orion or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Loral Orion with the Securities and Exchange Commission press releases or oral statements made by or with the approval of an authorized executive officer of Loral Orion. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions. See the section of Orion's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, entitled "Forward Looking Statements".

GENERAL

The Company's principal business is providing satellite communications for private communications networks and video distribution and other satellite transmission services.

No restrictions exist on the ability of Subsidiary Guarantors to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

ORION 2 AND ORION 3

Orion 2. During the second quarter, the Company entered into a satellite procurement contract with Space Systems/Loral ("SS/L"), a wholly owned subsidiary of Loral, for the construction and launch of the Orion 2 satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "SS/L Contract"). The SS/L Contract provides for delivery in-orbit of the Orion 2 aboard an Ariane 44L launch vehicle by June 30, 1999. The SS/L satellite design provides for 38 Ku-band transponders with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America.

The Company also notified Matra Marconi Space ("Matra") that it cancelled its satellite procurement contract with Matra for the construction and launch of a satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "Matra Contract"). As a result of the cancellation of the Matra Contract, the Company will have no obligation to make further payments to Matra, but Matra will be entitled to retain amounts previously paid by the Company of $49.1 million.

The Company believes that the Orion 2 satellite being procured from SS/L offers significant benefits compared to the Matra satellite. Orion's cash flow will be used to fund the SS/L Contract up to an amount that when added to the amounts previously paid to Matra, will not exceed $202 million, the total amount that would otherwise have been due to Matra if the Matra Contract had not been canceled. Any requirements to SS/L in excess of $202 million for Orion 2 will be funded with additional equity contributed from Loral. Moreover, the SS/L-designed satellite is both larger and more powerful than the Matra-designed satellite. The SS/L satellite will have 8 additional transponders and will provide greater transmitted power to Orion's customers. The expected in-orbit life of the SS/L satellite is approximately 16 years compared to 13 years for the Matra satellite. The SS/L satellite is designed to provide enhanced transponder switching capabilities as compared to the Matra satellite and also allows for both uplinking and downlinking of transmissions from South Africa, while the Matra satellite would not have allowed for uplinking.

Orion 3. The Company entered into a satellite contract with Hughes Space and Communications International, Inc. in 1997 for the construction and launch of Orion 3. The contract provides for delivery in orbit of Orion 3 by December 1998, for a firm fixed price of $208 million excluding launch insurance and performance incentives.

                                LORAL ORION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Pre-Construction Lease on Orion 3. The Company has entered into a contract with DACOM Corp., a Korean communications company ("DACOM"), under which DACOM will, subject to certain conditions, lease eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for the transponders (which is scheduled to occur by January 1999). Payments are subject to refund if Orion 3 fails to commence commercial operation by June 30, 1999. Through June 30, 1998, the Company has received $23.1 million from DACOM.

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

OVERVIEW


The Company's revenues are principally generated under two to five year contracts for delivery of communications services derived principally from recurring monthly fees from its customers. The revenues from each contract vary, depending upon the type of service, amount of capacity, data handling ability of the network, the number of very small aperture terminals ("VSATs") (which generally are owned by the Company), value-added services and other factors. Substantially all of the Company's contracts are denominated in U.S. dollars. The Company begins to record revenues under its contracts upon service commencement to the customer.

The services provided by the Company have been subject to decreasing prices over recent years due to increased competition. This pricing pressure is expected to continue (and may accelerate) for the foreseeable future, particularly if, as expected, capacity continues to increase. The Company will need to increase its volume of sales in order to compensate for such price reductions. The Company believes that customers will increase the data speed in their communications networks to support new applications, and that such upgrading of customer networks will lead to increased revenues that will mitigate the effect of price reductions. However, there can be no assurance that this will occur. The Company expects to continue to incur net losses and have negative cash flow (after payments for capital expenditures and interest) for the foreseeable future.


The Company's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity
(generally for services outside of the Orion 1 footprint); (iii) in-orbit insurance premiums; and (iv) personnel costs and travel related to TT&C, network monitoring, network design and similar activities. These costs will increase as the Company's business grows. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotional expenses. The Company commenced a significant expansion of its marketing program in 1997 which has continued in 1998. Due to the complexity of the Company's services, and the continued expansion of sales personnel, sales and marketing expenses increased significantly during the first half of 1998 and they are expected to increase through the remainder of 1998. General and administrative expenses consist of personnel costs other than for selling and engineering, information systems, professional services, and occupancy costs. These costs will increase generally as the Company's operations expand. Depreciation and amortization expenses result mainly from the depreciation of the Orion 1 satellite, goodwill amortization, VSATs and the related equipment to service the expansion of the private network communication services business. Interest income is primarily the result of interest earned on the proceeds from the Company's debt and equity offerings. Interest costs stem primarily from the Company's outstanding Senior Notes and Senior Discount Notes.

                                LORAL ORION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Acquisition of Teleport Europe GmbH. On March 26, 1997, the Company acquired German-based Teleport Europe GmbH (a communications company specializing in private satellite networks for voice and data services), whose name was subsequently changed to Loral Orion-Europe GmbH ("Orion Europe"). The Company has consolidated the operations of Orion Europe for the six months ended June 30, 1997, retroactively to January 1, 1997. The effect of this consolidation on operations prior to acquisition was to increase consolidated revenues by approximately $4.1 million, increase total operating expenses by approximately $4.0 million and other expenses by approximately $0.7 million. The preacquisition loss of Orion Europe of $0.6 million has been deducted from the consolidated statement of operations for the six months ended June 30, 1997.

On March 20, 1998, Orion Network Systems, Inc. ("Orion") was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, Loral Satellite Corporation ("Merger Sub"), with and into Orion. Loral consummated the acquisition by issuing 17.9 million shares of its common stock and assuming existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $469 million. Orion was the surviving corporation (the "Surviving Corporation") of the Merger and thereby became a wholly owned subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name has since been changed to "Loral Orion, Inc."

For accounting purposes, the Merger is being accounted for as of March 31, 1998 using the purchase method. Accordingly, the condensed consolidated balance sheet at March 31, 1998 reflects the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) to the assets and liabilities (including an increase of $148.6 million to the carrying value of the Senior Notes and Senior Discount Notes, based on quoted market prices) of Orion at that date and a related increase in deferred tax assets of $52.0 million. The cost in excess of net assets acquired ($601.4 million) is being amortized over 40 years using the straight-line method.

Had the acquisition of the Company and the financing transactions described below occurred on January 1, 1997, the unaudited pro forma sales, operating loss and net loss applicable to common stockholders for the six months ended June 30 1998 and 1997 would have been $39.0 million and $36.9 million; $30.2 million and $26.6 million; and $38.1 million and $35.6 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated as of January 1, 1997.

In order to provide an understanding of the Company, the results of operations discusses the actual results for the three months ended June 30, 1998 and June 30, 1997; and the pro forma results of operations for the six months ended June 30, 1998 compared with the pro forma results of operations for the six months ended June 30, 1997.

Revenue and Bookings. Total revenues for the three months ended June 30, 1998 and 1997 were $20.2 million and $16.7 million, an increase of $3.5 million or 21 percent. This increase is primarily attributable to the private communications network services operations which included the addition of 146 customer sites in service compared to the same period in 1997. The pro forma revenues for the six months ended June 30, 1998 and 1997 were $39.0 million and $36.9 million, an increase of $2.1 million or 6 percent, which is attributable to the additional installed customer sites in service for private communications network services for the six month period ended June 30, 1998 compared to the same period in 1997.

At June 30, 1998, the Company had a customer contract backlog (representing future revenues under contract) of approximately $269.6 million compared to $253.8 million at June 30, 1997, an increase of 6 percent. Revenue from customer contract backlog is typically earned over contract terms of two to five years.

                                LORAL ORION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES


Direct Expenses. Direct expenses for the three months ended June 30, 1998, were $7.0 million compared to $5.6 million for the same period in 1997. The 25 percent increase for the three months ended June 30, 1998 was primarily attributable to Internet access and terrestrial link charges in support of the Worldcast Internet access product which provides international internet connectivity through the Orion 1 satellite. Direct expenses for the pro forma six months ended June 30, 1998 and 1997 were $13.4 million.


Sales and Marketing Expenses. Sales and marketing expenses were $6.8 million for the three months ended June 30, 1998, as compared to $4.4 million for the same period in 1997, an increase of $2.4 million or 55 percent. Sales and marketing expenses for the pro forma six months ended June 30, 1998 and 1997 were $12.6 million and $8.6 million, an increase of $4.0 million or 47 percent. These increases relate to additional sales salaries and commissions, consulting and advertising associated with the growth in the private communications network service business and Worldcast. The Company expects the increase in sales and marketing expenses to continue for the remainder of 1998.

Engineering and Technical Services Expenses. Engineering and technical services expenses remained steady for the three and pro forma six month periods ended June 30, 1998 as compared to the comparable periods in 1997. Engineering and technical services expenses for the three months ended June 30, 1998 were $1.5 million compared to $1.9 million for the same period in 1997. Engineering and technical services expenses for the pro forma six months ended June 30, 1998 and 1997 were $3.4 million and $3.6 million respectively.

General Administrative Expenses. General and administrative expenses were $4.0 million the three months ended June 30, 1998, compared to $3.6 million for the same period in 1997, an increase of $0.4 million or 11 percent. General and administrative expenses for the pro forma six months ended June 30, 1998 and 1997 were $7.7 million and $6.9 million, respectively, an increase of $0.8 million or 12 percent. These increases are primarily due to outside services associated with the planned expansion of the Company's operations into new markets.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 1998 were $16.1 million compared to $12.1 million for the same period in 1997, an increase of $4.0 million or 33 percent. Depreciation and amortization expense for the pro forma six months ended June 30, 1998 and 1997 were $32.0 million and $31.1 million, an increase of $0.9 million or 3 percent. These increases were primarily the result of depreciation of ground equipment to service the expansion of the private network communication services business and amortization of costs in excess of assets acquired and unearned compensation associated with the acquisition of the Company by Loral.

Interest. Interest income was $5.1 million for the three months ended June 30, 1998, compared to $8.7 million for the same period in 1997. Interest income for the pro forma six months ended June 30, 1998 and 1997 were $10.6 million and $12.1 million, respectively. The decrease in interest income is due to a reduction in the balance held in the Company's segregated funds. Interest expense, net of capitalized interest of $3.3 million and $1.6 million, respectively, was $17.8 million for the three months ended June 30, 1998, and $22.4 million for the comparable period in 1997. The decrease in interest expense for the three months ended June 30, 1998 is due to additional capitalized interest costs attributable to the two satellites, redemption of the convertible debentures and amortization of the fair value adjustment of the outstanding debt. Interest expense for the pro forma six months ended June 30, 1998 and 1997 were $34.3 million and $36.4 million, respectively. The decrease in interest expense for the pro forma six months ended June 30, 1998 compared to the pro forma six months ended June 30, 1997 is the result of increased capitalized interest for the period ended June 30, 1998 compared to the same period in 1997.

                                LORAL ORION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes. The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation, a wholly owned subsidiary of Loral. Pursuant to a tax sharing agreement with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. For the three months ended June 30, 1998, the Company recorded a receivable under this tax sharing agreement of $9.0 million and a deferred tax provision of $0.7 million. The deferred tax asset of $51.3 million on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

Net Loss. The Company incurred net losses of $19.8 million and $24.7 million for the three months ended June 30, 1998 and 1997. Net losses for the pro forma six months ended June 30, 1998 were $38.1 million and $35.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Existing Capital Resources. As of June 30, 1998, the Company had cash and cash equivalents of $44.1 million and restricted and segregated assets of $134.6 million, including $15.9 million which was segregated by the Company to be used to make payments for additional satellites and certain related costs. The restricted and segregated assets also included $92.7 million plus accrued interest of $2.9 million placed in a pledged account (to pre-fund the remaining four interest payments on the Senior Notes). Additionally, included in restricted and segregated assets, is $23.1 million held in escrow and subject to refund pending the successful launch and commencement of commercial operation of Orion 3 as required by the DACOM agreement.

While the Company believes its existing resources, including borrowings from Loral, are adequate to fund its needs for the remainder of 1998, based upon its current expectations for growth, the Company anticipates it will have additional funding requirements over the next three years to fund the purchase of VSATs, other capital expenditures and other capital needs. Interest charges on the Senior Notes over the next three years are fully provided for by restricted cash.

The in-orbit delivered costs of the Orion 2 and Orion 3 satellites are expected to aggregate approximately $468 million, of which $299.7 million has been incurred by the Company through June 30, 1998. The Company will need to make additional payments of approximately $123 million, $45 million and $0.3 million in 1998, 1999 and 2000, respectively. These amounts include the Company's estimate regarding the cost of launch insurance. The contracts for Orion 2 and Orion 3 provide firm fixed prices for the construction and launch of those satellites and provides for penalties in the event of late delivery by the manufacturer, however, the Company's actual payments could be substantially higher due to any change orders for the satellites, increased insurance rates, delays and other factors.

The Company has segregated $15.9 million to make payments for additional satellites and certain related costs (or to pay interest and principal on the Senior Notes). The Company also can use a portion of its working capital for such costs if it chooses to do so. The Company had working capital of $63.6 million at June 30, 1998. However, there can be no assurance that cost increases for Orion 2 and/or Orion 3 due to change orders, increased insurance rates or construction delays, among other factors may not increase the Company's capital requirements or that the Company's growth may vary from its expectations resulting in changes in its cash requirements or expected cash.

The balance of the Company's funding requirements are dependent upon its growth and cash flow from operations. The Company cannot predict whether its existing resources and cash flows will be adequate to cover its future cash needs. If existing resources and cash flows are not sufficient to cover the Company's future cash needs, the Company will need to secure borrowings from Loral, or raise additional financing. The Company does not have a revolving credit facility or other source of readily available capital. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that the Company seeks to raise additional

                                LORAL ORION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

debt financing, the Indentures limit the amount of such additional debt (under a variety of provisions contained in such Indentures) and prohibit the Company from using Orion 1, Orion 2 or Orion 3 as collateral for indebtedness for money borrowed. If the Company requires additional financing and is unable to obtain such financing from its new parent or from outside sources in the amounts and at the times needed, there would be a material adverse effect on the Company.

YEAR 2000 ISSUE

The Company is evaluating the potential effect on its information processing systems to determine what actions will be necessary in connection with the "Year 2000 Issue". The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1997 is denoted "97" and not "1997"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations. It is not known at this time what modifications, if any, will be required. All costs associated with any modification will be expensed as incurred. In addition, the Company has requested, and will continue to seek information from third-party entities on which it relies, certifying that their computer systems will not negatively affect the Company's operations. No assurance can be given that there will not be some unforeseen issue, particularly with third parties' systems, that may materially affect the Company's operations.

                                LORAL ORION, INC.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K:

              27      Financial Data Schedule

         (b) Reports on Form 8-K during the six months ended June 30, 1998:

              Current report on Form 8-K dated May 13, 1998 reporting the Company's change of auditors in connection with the Loral Merger.

                                LORAL ORION, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LORAL ORION, INC.
                                       ----------------------------
                                       (Registrant)


Date:  August 13, 1998                _____________________________
                                      Michael P. DeBlasio
                                      First Senior Vice President
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)