Form 10-Q
period 1998-09-30
ORION NETWORK SYSTEMS INC/NEW/
filed 1998-11-16
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

Commission file number 000-22085

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

                                LORAL ORION, INC.

                                                                                                          PAGE
                                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets --- September 30, 1998 and  December 31, 1997
         (Predecessor Company)..........................................................................   3

         Condensed Consolidated Statements of Operations --- Three and six months ended
         September 30, 1998; three months ended September 30, 1997 and March 31, 1998
         and nine months ended September 30, 1997 (Predecessor Company).................................   5

         Condensed Consolidated Statements of Cash Flows --- Six months ended
         September 30, 1998; three months ended March 31, 1998 and nine months ended
         September 30, 1997 (Predecessor Company).......................................................   6

         Notes to Condensed Consolidated Financial Statements...........................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Opera tions.................................................................................  10
PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................................  17

Signature...............................................................................................  18

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                LORAL ORION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                          DECEMBER 31,
                                                                                                       -------------------
                                                                                                               1997
                                                                                      SEPTEMBER 30,        PREDECESSOR
                                                                                         1998                COMPANY
                                                                                    ----------------    -----------------
                                                                                      (unaudited)              Note

                                     ASSETS
Current assets:
   Cash                                                                             $         57,005     $         70,009
   Restricted assets                                                                          50,180               50,064
   Accounts receivable                                                                        14,323               11,781
   Prepaid expenses and other current assets                                                   5,272                6,846
                                                                                    ----------------    -----------------
Total current assets                                                                         126,780              138,700

Restricted and segregated assets, including accrued interest of
   approximately $1.0 million and $3.7 million at September 30, 1998                          21,604              306,826
   and December 31, 1997, respectively
Property and equipment at cost:
   Land                                                                                           74                   74
   Satellite and related equipment                                                           255,188              322,159
   Telecommunications equipment                                                               32,028               40,654
   Furniture and computer equipment                                                           10,225                8,627
                                                                                    ----------------    -----------------
                                                                                             297,515              371,514

Less, accumulated depreciation                                                               (25,876)             (77,080)

Satellite construction in progress, including capitalized
  interest of $13.2 million and $7.3 million at September 30, 1998
  and December 31, 1997, respectively                                                        322,319              106,843
                                                                                    ----------------    -----------------
Net property and equipment                                                                   593,958              401,277
Due from Loral                                                                                 6,366                   --
Deferred financing costs, net                                                                 20,058               22,510
Costs in excess of net assets acquired associated with the Loral Merger, net                 597,571                   --
Deferred income taxes                                                                         49,769                   --
Other assets, net                                                                              6,226               27,179
                                                                                    ----------------    -----------------

TOTAL ASSETS                                                                        $      1,422,332    $         896,492
                                                                                    ================    =================

See Notes to Condensed Consolidated Financial Statements.


Note: The December 31, 1997 Balance Sheet has been derived from the audited consolidated financial statements at that date.

                                LORAL ORION, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          DECEMBER 31,
                                                                                                       -------------------
                                                                                                              1997
                                                                                      SEPTEMBER 30,        PREDECESSOR
                                                                                         1998                COMPANY
                                                                                    ----------------     ----------------
                                                                                      (unaudited)              Note

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                 $          1,193     $          5,231
   Accrued liabilities                                                                        32,021               10,595
   Other current liabilities                                                                   8,889                7,130
   Interest payable                                                                           10,386               24,772
   Current portion of long-term debt                                                           2,020                6,405
                                                                                    ----------------     ----------------
     Total current liabilities                                                                54,509               54,133

Long-term debt                                                                               908,593              790,671
Other liabilities                                                                             34,288               21,803

Redeemable preferred stock                                                                        --               76,734

Stockholders' equity (deficit):
   Common stock, $.01 par value, 1,000 and 40,000,000 shares
     authorized; 100 and 15,959,089 shares outstanding                                            --                  160
   Capital in excess of par value                                                            478,511              153,294
   Treasury stock, 0 and 269,274 shares at September 30, 1998 and
     December 31,1997, respectively                                                               --                  (91)
   Unearned compensation                                                                      (3,850)                  --
   Cumulative translation adjustment                                                            (350)                (956)
   Accumulated deficit                                                                       (49,369)            (199,256)
                                                                                    ----------------    -----------------
     Total stockholders' equity (deficit)                                                    424,942              (46,849)
                                                                                    ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $      1,422,332    $         896,492
                                                                                    ================    =================

See Notes to Condensed Consolidated Financial Statements.

Note: The December 31, 1997 Balance Sheet has been derived from the audited consolidated financial statements at that date.

                                LORAL ORION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS             SIX MONTHS    THREE MONTHS   NINE MONTHS
                                                                    ENDED                    ENDED          ENDED          ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,    MARCH 31,    SEPTEMBER 30,
                                                                -------------            -------------    ---------    -------------
                                                            1998            1997             1998            1998          1997
                                                                        PREDECESSOR                      PREDECESSOR    PREDECESSOR
                                                                          COMPANY                          COMPANY        COMPANY
                                                      --------------    -----------     --------------   -----------    -----------

REVENUE                                                   $ 21,153       $ 17,619         $ 41,396         $ 18,790      $ 54,539

OPERATING EXPENSES:
   Direct                                                    7,265          6,312           14,277            6,406        19,691
   Sales and marketing                                       5,186          4,820           11,986            5,790        13,381
   Engineering and technical services                        2,779          1,792            4,328            1,898         5,415
   General and administrative                                3,351          3,839            7,308            3,707        10,732
   Depreciation and amortization                            16,327         12,127           32,443           12,483        35,823
   Merger costs                                                196             --              301           12,145            --
                                                          --------       --------         --------         --------      --------
     Total operating expenses                               35,104         28,890           70,643           42,429        85,042
                                                          --------       --------         --------         --------      --------

LOSS FROM OPERATIONS                                       (13,951)       (11,271)         (29,247)         (23,639)      (30,503)

OTHER (INCOME) EXPENSE:
   Interest income                                          (2,427)        (6,124)          (7,574)          (5,425)      (18,254)
   Interest expense                                         14,996         22,331           32,748           21,190        62,291
   Other                                                      (219)            32             (120)             287           605
                                                          --------       --------         --------         --------      --------
     Total other (income) expense                           12,350         16,239           25,054           16,052        44,642
                                                          --------       --------         --------         --------      --------


Loss before taxes, extraordinary loss on
extinguishment of debt, minority interest and
preacquisition loss of acquired subsidiary                 (26,301)       (27,510)         (54,301)         (39,691)      (75,145)

Income tax benefit (expense)                                (3,313)            --            4,932               --            --

Extraordinary loss on extinguishment of debt                    --             --               --               --       (15,763)

Limited Partners' and minority interest in the net loss
   of Orion Atlantic and other consolidated entities            --             --               --               --        12,043

Preacquisition loss of acquired subsidiary                      --             --               --               --           626
                                                          --------       --------         --------         --------      --------

NET LOSS                                                   (29,614)       (27,510)         (49,369)         (39,691)      (78,239)

Preferred stock dividend and accretion, net of
  forfeitures                                                   --          2,309               --           (1,387)        6,281
                                                          --------       --------         --------         --------      --------

Net loss attributable to common stockholders              $(29,614)      $(29,819)        $(49,369)        $(38,304)     $(84,520)
                                                          ========       ========         ========         ========      ========

See Notes to Condensed Consolidated Financial Statements.

                                LORAL ORION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS          NINE MONTHS
                                                                         SIX MONTHS               ENDED                 ENDED
                                                                            ENDED             MARCH 31, 1998      SEPTEMBER 30, 1997
                                                                      SEPTEMBER 30, 1998    PREDECESSOR COMPANY  PREDECESSOR COMPANY
                                                                      ------------------    -------------------  -------------------
OPERATING ACTIVITIES
Net loss                                                                 $ (49,369)              $ (39,691)          $ (78,239)
Adjustments to reconcile net loss to net cash used in operating activities:
   Extraordinary loss on extinguishment of debt                                 --                      --              15,763
   Deferred taxes                                                            2,231                      --                  --
   Depreciation and amortization                                            32,443                  12,483              35,823
   Amortization of deferred financing costs                                  1,303                     609               2,382
   Provision for bad debts                                                     650                     150                 797
   Non cash interest expense                                                15,276                  10,292              27,625
   Interest earned on restricted assets                                     (5,825)                 (4,629)             (2,616)
   Other                                                                        --                   1,644                  --
   Limited Partners' and minority interest in the net loss of

Orion Atlantic and other consolidated entities                                  --                      --             (12,043)
Changes in operating assets and liabilities:
   Accounts receivable                                                      (1,934)                 (1,408)             (1,533)
   Prepaid expenses and other current assets                                (5,170)                  4,388              (3,506)
   Other assets                                                                188                     201              (2,743)
   Accounts payable and accrued liabilities                                 19,834                  (2,199)             (3,224)
   Other current liabilities                                                 1,427                     333               1,889
   Interest payable                                                            (53)                (11,754)              1,848
   Deferred revenue                                                         12,000                      --              12,250
   Due from Loral                                                           (6,366)                     --                  --
                                                                         ---------               ---------           ---------
Net cash provided by (used in) operating activities                         16,635                 (29,581)             (5,527)

INVESTING ACTIVITIES
Capital expenditures                                                       (10,794)                 (3,805)            (11,924)
Increase in restricted and segregated assets                               (12,000)                     --            (357,182)
Uses of and transfers from restricted and segregated assets                276,123                  31,962                  --
Satellite construction costs, including capitalized interest              (261,394)                (14,575)            (80,600)
Purchase of Teleport Europe GmbH, net of cash acquired                          --                      --              (8,375)
Other                                                                           --                      --                (183)
                                                                         ---------               ---------           ---------
Net cash provided by (used in) investing activities                         (8,065)                 13,582            (458,264)

FINANCING ACTIVITIES
Debt and equity financing costs                                                 --                      --             (25,959)
Proceeds from issuance of common stock                                          --                   2,117               1,325
Proceeds from issuance of debt                                                  --                      --             770,397
Repayment of senior notes payable and notes payable                           (534)                   (254)           (215,581)
Swap termination fee                                                            --                      --              (5,288)
Payment of satellite incentive obligations                                  (5,461)                 (1,302)            (16,867)
Other                                                                          629                    (770)             (3,613)
                                                                         ---------               ---------           ---------
Net cash (used in) provided by financing activities                         (5,366)                   (209)            504,414

Net increase (decrease) in cash and cash equivalents                         3,204                 (16,208)             40,623
Cash and cash equivalents at beginning of period                            53,801                  70,009              42,188
                                                                         ---------               ---------           ---------
Cash and cash equivalents at end of period                               $  57,005               $  53,801           $  82,811
                                                                         =========               =========           =========


See Notes to Condensed Consolidated Financial Statements.

                                LORAL ORION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION

BUSINESS AND OWNERSHIP

Loral Orion, Inc., (the "Company" or "Loral Orion"), formally Loral Orion Network Systems, Inc., is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of its Subsidiary Guarantors, the Company's principal business is the provision of satellite-based communications services. Each of the Subsidiary Guarantors is a wholly-owned (100%) subsidiary of the Company. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries).

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the six months ended September 30, 1998 and the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Orion Network Systems', Inc. latest annual report on Form 10-K.

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

Following the Merger, the capital stock of Loral Orion ceased to be publicly traded. However, the Company continues to have registered bonds outstanding and will continue to have filing requirements with the SEC.

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

                                LORAL ORION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION (CONTINUED)

For accounting purposes, the Merger was accounted for as of March 31, 1998 using the purchase method. Accordingly, the condensed consolidated balance sheet at March 31, 1998 reflected the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) to the assets and liabilities (including an increase of $148.6 million to the carrying value of the Senior Notes and Senior Discount Notes, based on quoted market prices) of Orion at that date and a related increase in deferred tax assets of $52.0 million. The cost in excess of net assets acquired ($597.6 million) is being amortized over 40 years using the straight-line method.

Had the acquisition of the Company occurred on January 1, 1997, the unaudited pro forma sales, operating loss and net loss applicable to common stockholders for the nine months ended September 30, 1998 and 1997 would have been $60.2 million and $54.5 million; $44.1 million and $41.5 million; and $67.7 million and $54.2 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1997.

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

Total comprehensive loss for the six months ended September 30, 1998, three months ended March 31, 1998 and nine months ended September 30, 1997 are as follows (in thousands):

                                                         THREE MONTHS            NINE MONTHS
                                                             ENDED                  ENDED
                                   SIX MONTHS           MARCH 31, 1998        SEPTEMBER 30, 1997
                                     ENDED                PREDECESSOR            PREDECESSOR
                               SEPTEMBER 30, 1998           COMPANY                COMPANY
                               ------------------       --------------        ------------------
Net loss                      $          (49,369)     $          (39,691)    $           (78,239)
Cumulative translation
  adjustment                                (350)                     --                    (742)
                              ------------------      ------------------     -------------------
Comprehensive loss            $          (49,719)     $          (39,691)    $           (78,981)
                              ==================      ==================     ===================

EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the Merger with Loral and recapitalization of the Company.

                                LORAL ORION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                                                 DECEMBER 31,
                                                                                                     1997
                                                                             SEPTEMBER 30,       PREDECESSOR
                                                                                  1998              COMPANY
                                                                             -------------       -----------
Senior notes (net of premium of $58.4 million at September 30, 1998
   and unamortized discount of $4.9 million at December 31, 1997)            $    503,422       $    440,100
Senior discount notes (maturity value of $484 million)                            397,878            292,337
Convertible junior subordinated debentures                                             --             50,000
Notes payable - TT&C Facility                                                       5,233              6,022
Satellite incentive obligations                                                     3,027              6,479
Other                                                                               1,053              2,138
                                                                            -------------      -------------
   Total long-term debt                                                           910,613            797,076
Less: current portion                                                               2,020              6,405
                                                                            -------------      -------------
   Long-term debt less current portion                                      $     908,593      $     790,671
                                                                            =============      =============

In connection with the Merger, Loral did not assume Orion's Senior Notes or Senior Discount Notes. Such debt remains outstanding and is non-recourse to Loral. The carrying value of Orion's Senior Notes and Senior Discount Notes was increased to reflect a fair value adjustment of $148.6 million in connection with the Merger, based on quoted market prices at March 31, 1998.

NOTE C.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Prior to March 31, 1998, all of the redeemable convertible preferred stock outstanding at December 31, 1997, including accrued dividends on the Series C Preferred Stock, have been converted to approximately 6.1 million shares of common stock at prices ranging from $8.50 to $17.50 per share.

NOTE D.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of for 1998 Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1998 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. For the six months ended September 30, 1998, the Company recorded a receivable under this tax sharing agreement of approximately $7.1 million and a deferred tax provision of $2.2 million. The deferred tax asset of $49.8 million on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

NOTE E.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

                                LORAL ORION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Loral Orion or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Loral Orion with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Loral Orion. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions. See the section of Orion Network System's, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997, entitled "Forward Looking Statements".

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

The Company believes that the Orion 2 satellite being procured from SS/L offers significant benefits compared to the Matra satellite. Orion's cash will be used to fund the SS/L Contract up to an amount that when added to the amounts previously paid to Matra, will not exceed $202 million, the total amount that would otherwise have been due to Matra if the Matra Contract had not been canceled. Any requirements to SS/L in excess of $202 million for Orion 2 will be funded with additional equity contributed from Loral. Moreover, the SS/L-designed satellite is both larger and more powerful than the Matra-designed satellite. The SS/L satellite will have 8 additional transponders and will provide greater transmitted power to Orion's customers. The expected in-orbit life of the SS/L satellite is approximately 16 years compared to 13 years for the Matra satellite. The SS/L satellite is designed to provide enhanced transponder switching capabilities as compared to the Matra satellite and also allows for both uplinking and downlinking of transmissions from South Africa, while the Matra satellite would not have allowed for uplinking.

Orion 3. The Company entered into a satellite contract with Hughes Space and Communications International, Inc. in 1997 for the construction and launch of Orion 3. The contract provides for delivery in orbit of Orion 3 by the first quarter of 1999, for a firm fixed price of $208 million excluding launch insurance and performance incentives.

                                LORAL ORION, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Pre-Construction Lease on Orion 3. The Company has entered into a contract with DACOM Corp., a Korean communications company ("DACOM"), under which DACOM will, subject to certain conditions, lease eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for the transponders (which is scheduled to occur by May 1999). Payments are subject to refund if Orion 3 fails to commence commercial operation by June 30, 1999. Through September 30, 1998, the Company has received $35.1 million from DACOM.

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

OVERVIEW

The Company's revenues are principally generated from two to five year contracts for delivery of communications services derived principally from recurring monthly fees from its customers. The revenues from each contract vary, depending upon the type of service, amount of capacity, data handling ability of the network, the number of very small aperture terminals ("VSATs") (which generally are owned by the Company), value-added services and other factors. Substantially all of the Company's contracts are denominated in U.S. dollars. The Company begins to record revenues under its contracts upon service commencement to the customer.

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

The Company's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity
(generally for services outside of the Orion 1 footprint); (iii) in-orbit insurance premiums; and (iv) personnel costs and travel related to TT&C, network monitoring, network design and similar activities. These costs will increase as the Company's business grows. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotional expenses. The Company commenced a significant expansion of its marketing program in 1997 which has continued in 1998. Due to the complexity of the Company's services, and the continued expansion of sales personnel, sales and marketing expenses increased significantly during the nine months of 1998 and they are expected to increase through the remainder of 1998. General and administrative expenses consist of personnel costs other than for selling and engineering and include information systems, professional services, and occupancy costs. These costs will increase generally as the Company's operations expand. Depreciation and amortization expenses result mainly from the depreciation of the Orion 1 satellite, goodwill amortization and the depreciation of VSATs and the related equipment to service the expansion of the private network communication services business. Interest income is primarily the result of interest earned on the proceeds from the Company's debt and equity offerings. Interest costs stem primarily from the Company's outstanding Senior Notes and Senior Discount Notes.

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

For accounting purposes, the Merger was accounted for as of March 31, 1998 using the purchase method. Accordingly, the condensed consolidated balance sheet at March 31, 1998 reflected the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) to the assets and liabilities (including an increase of $148.6 million to the carrying value of the Senior Notes and Senior Discount Notes, based on quoted market prices) of Orion at that date and a related increase in deferred tax assets of $52.0 million. The cost in excess of net assets acquired ($597.6 million) is being amortized over 40 years using the straight-line method.

Had the acquisition of the Company occurred on January 1, 1997, the unaudited pro forma sales, operating loss and net loss applicable to common stockholders for the nine months ended September 30, 1998 and 1997 would have been $60.2 million and $54.5 million; $44.1 million and $41.5 million; and $67.7 million and $54.2 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1997.

In order to provide an understanding of the Company, the results of operations discusses the actual results for the three months ended September 30, 1998 and September 30, 1997; and the pro forma results of operations for the nine months ended September 30, 1998 compared with the pro forma results of operations for the nine months ended September 30, 1997.

Revenue and Backlog. Total revenues for the three months ended September 30, 1998 and 1997 were $21.2 million and $17.6 million, an increase of $3.6 million or 20 percent. This increase is primarily attributable to the private communications network services operations which included the addition of 132 customer sites in service compared to the same period in 1997. The pro forma revenues for the nine months ended September 30, 1998 and 1997 were $60.2 million and $54.5 million, an increase of $5.7 million or 10 percent, which is attributable to the additional installed customer sites in service for private communications network services for the nine month period ended September 30, 1998 compared to the same period in 1997.

At September 30, 1998, the Company had a customer contract backlog (representing future revenues under contract) of approximately $299.7 million compared to $254.1 million at September 30, 1997, an increase of 18 percent. Revenue from customer contract backlog is typically earned over two to five years.

                                LORAL ORION, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

OPERATING EXPENSES

Direct Expenses. Direct expenses for the three months ended September 30, 1998, were $7.3 million compared to $6.3 million for the same period in 1997, an increase of $1.0 million or 16 percent. This increase was primarily attributable to Internet access and terrestrial link charges in support of the Worldcast Internet access product which provides international internet connectivity through the Orion 1 satellite and additional maintenance costs associated with growth in the installed customer base of private networks. Direct expenses for the pro forma nine months ended September 30, 1998 and 1997 were $20.7 million and $19.7 million, respectively.

Sales and Marketing Expenses. Sales and marketing expenses were $5.2 million for the three months ended September 30, 1998, as compared to $4.8 million for the same period in 1997, an increase of $0.4 million or 8 percent. Sales and marketing expenses for the pro forma nine months ended September 30, 1998 and 1997 were $17.8 million and $13.4 million, an increase of $4.4 million or 33 percent. These increases primarily relate to additional sales salaries and commissions, independent contractor fees and advertising associated with the growth in the private communications network service business and Worldcast. The Company expects the increase in sales and marketing expenses to continue for the remainder of 1998.

Engineering and Technical Services Expenses. Engineering and technical services expenses for the three months ended September 30, 1998 were $2.8 million compared to $1.8 million for the same period in 1997. Engineering and technical services expenses for the pro forma nine months ended September 30, 1998 and 1997 were $6.2 million and $5.4 million, respectively. These increases are primarily due to additional salaries associated with support of Worldcast Internet.

General Administrative Expenses. General and administrative expenses were $3.4 million for the three months ended September 30, 1998, compared to $3.8 million for the same period in 1997. General and administrative expenses for the pro forma nine months ended September 30, 1998 and 1997 were $11.0 million and $10.7 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 1998 were $16.3 million compared to $12.1 million for the same period in 1997, an increase of $4.2 million or 35 percent. Depreciation and amortization expense for the pro forma nine months ended September 30, 1998 and 1997 were $48.3 million and $46.8 million, an increase of $1.9 million or 4 percent. These increases were primarily the result of depreciation of ground equipment to service the expansion of the private network communication services business and amortization of costs in excess of assets acquired and unearned compensation associated with the acquisition of the Company by Loral.

Interest. Interest income was $2.4 million for the three months ended September 30, 1998, compared to $6.1 million for the same period in 1997. Interest income for the pro forma nine months ended September 30, 1998 and 1997 were $13.0 million and $18.3 million, respectively. The decrease in interest income is due to a reduction in the balance held in the Company's segregated funds, which were used for the construction of satellites. Interest expense, net of capitalized interest of $6.1 million and $2.0 million, respectively, was $15 million for the three months ended September 30, 1998, and $22.3 million for the comparable period in 1997. The decrease in interest expense for the three months ended September 30, 1998 is due to additional capitalized interest costs attributable to the two satellites under construction, redemption of the convertible debentures and amortization of the fair value adjustment of the outstanding debt. Interest expense for the pro forma nine months ended September 30, 1998 and 1997 were $49.3 million and $54.5 million, respectively.

                                LORAL ORION, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Income Taxes. The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1998 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. For the six months ended September 30, 1998, the Company recorded a receivable under this tax sharing agreement of approximately $7.1 million and a deferred tax provision of $2.2 million. The deferred tax asset of $49.8 million on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

Net Loss. As a result of the above, the Company incurred net losses of $18.5 million and $27.5 million for the three months ended September 30, 1998 and 1997. Net losses for the pro forma nine months ended September 30, 1998 and 1997 were $56.7 million and $54.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Existing Capital Resources. As of September 30, 1998, the Company had cash and cash equivalents of $57.0 million and restricted assets of $71.8 million, including $70.8 million plus accrued interest of $1.0 million placed in a pledged account (to pre-fund the next three interest payments on the Senior Notes).

While the Company believes its existing resources are adequate to fund its needs for the remainder of 1998, based upon its current expectations for growth, the Company anticipates it will have additional funding requirements over the next three years to fund the purchase of VSATs, other capital expenditures and other capital needs. Interest charges on the Senior Notes are fully provided for by restricted cash through January 2000.

The in-orbit delivered costs of the Orion 2 and Orion 3 satellites are expected to aggregate approximately $356.5 million, of which $301.2 million has been incurred by the Company through September 30, 1998. The Company will need to make additional payments of approximately $13.0 million and $42.3 million in 1998 and 1999, respectively. These amounts exclude the cost of launch insurance and $8.0 million of incentive payments for Orion 3 payable over 15 years from the date of launch. The contracts for Orion 2 and Orion 3 provide firm fixed prices for the construction and launch of those satellites and provide for penalties in the event of late delivery by the manufacturer, however, the Company's actual payments could be substantially higher due to any change orders for the satellites, increased insurance rates, delays and other factors.

The Company can use a portion of its working capital to make payments for additional satellites and certain related costs (or to pay interest and principal on the Senior Notes) if it chooses to do so. The Company has working capital of $72.3 million at September 30, 1998, of which $50.2 million is restricted. However, there can be no assurance that cost increases for Orion 2 and/or Orion 3 due to change orders, increased insurance rates or construction delays, among other factors may not increase the Company's capital requirements or that the Company's growth may vary from its expectations resulting in changes in its cash requirements or expected cash.

The balance of the Company's funding requirements are dependent upon its growth and cash flow from operations. The Company cannot predict whether its existing resources and cash flows will be adequate to cover its future cash needs. If existing resources and cash flows are not sufficient to cover the Company's future cash needs, the Company will need to secure borrowings from Loral, or raise additional financing. The Company does not have a revolving credit facility or other source of readily available capital. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that the Company seeks to raise additional debt financing, the Indentures limit the amount of such additional debt (under a variety of provisions contained in such Indentures) and prohibit the Company from using Orion 1, Orion 2 or Orion 3 as collateral for indebtedness for money borrowed. If the Company requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on the Company.

                                LORAL ORION, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

OTHER MATTERS

IMPACT OF YEAR 2000

The Company's Year 2000 Program is proceeding on schedule. The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1997 is denoted as "97" and not "1997"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

The Company has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, system and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, the Company is assessing the Year 2000 capabilities of, among other things, its satellite, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases: Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. To date, the Company completed approximately 90% of the inventory phase and approximately 25% of its assessment phase. The Company expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the second quarter of 1999, which is prior to any anticipated material impact on the operations of the Company. The fifth phase, the audit phase, is expected to commence in January of 1999 and continue through the third quarter of 1999 to accommodate re-audits if deemed necessary.

Both internal and external resources are being utilized to execute the Company's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred to date for this effort by the Company was approximately $25,000. Based on the efforts of the Company to date, the Company anticipates additional incremental expenses of approximately $125,000 will be incurred to substantially complete the effort.

Based upon the accomplishments to date, no contingency plans are expected to be needed. As risks are identified, contingency plans will be developed and implemented as necessary. However, because of the progress achieved to date and the Company's expectations that its Year 2000 program will be substantially complete in the second quarter of calendar 1999, the Company believes adequate time will be available to insure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, there can be no assurance that such modifications and conversions, if required, will be completed on a timely basis.

The cost of the program and the dates on which the Company believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources, third-party year 2000 readiness and other factors. Because none of these estimates can be guaranteed, actual results could differ materially and adversely from those anticipated. Specific factors that might cause an adjustment of costs are: number of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to validate supplier certification and similar uncertainies.

The Company's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely effect the Company's results of operations, liquidity and financial condition. The Company is also assessing the Year 2000 readiness of key third-party suppliers. Information requests have been distributed to such suppliers and replies are being evaluated. If the

                                LORAL ORION, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

risk is deemed material, on-site visits to suppliers will be conducted to verify the adequacy of the information received. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Program is expected to have considerably reduced the Company's level of exposure in regard to third-party supplier Year 2000 problems.

                                LORAL ORION, INC.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K:
          27   Financial Data Schedule

     (b)  Reports on Form 8-K during the three months ended September 30, 1998:

          None.

                                                           LORAL ORION, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LORAL ORION, INC.
                                        (Registrant)

Date: November 16, 1998               /s/ Michael P. DeBlasio
                                      ------------------------------------------
                                      Michael P. DeBlasio
                                      First Senior Vice President
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)