Form 10-K
period 1998-12-31
ORION NETWORK SYSTEMS INC/NEW/
filed 1999-04-02
CIK 1029850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998    Commission file number  0-22085
                                                                      ---------

                                LORAL ORION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   52-2008654
------------------------------------                --------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

          2440 Research Boulevard, Suite 400, Rockville, Maryland 20850
          -------------------------------------------------------------
                    (Address of principal executive offices )


                                  301-258-8101
               --------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
          ------------------------------------------------------------
                                      None
                                      ----

          Securities registered pursuant to Section 12 (g) of the Act:
          ------------------------------------------------------------
                          11 1/4% Senior Notes Due 2007
                     12 1/2% Senior Discount Notes Due 2007
                                (Title of Class)
                                ----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No_
---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

The number of shares of common stock, par value $.01 per share of the registrant outstanding as of March 15, 1999 was 100, all of which were owned, directly or indirectly by Loral Space & Communications Ltd.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2) OF FORM 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Loral Orion, Inc. ("Orion" or the "Company"), formerly known as Orion Network Systems, Inc. prior to its acquisition by Loral Space & Communications Ltd. ("Loral") on March 20, 1998, is a rapidly growing provider of satellite-based communications services, providing Satellite Capacity Services, including video distribution and other satellite transmission services and Data Network Services, including managed data network services, Internet services and broadband data services. Orion believes that demand for satellite-based communications services will continue to grow due to the expansion of businesses beyond the limit of wide bandwidth terrestrial infrastructure, accelerating demand for high speed data and broadband multimedia services, and for Internet and intranet services, especially outside the United States, increased size and scope of television programming distribution, worldwide deregulation of telecommunications markets and continuing technological advancement. Satellites are able to provide reliable, high bandwidth services anywhere in their coverage areas, and Orion believes that it is well positioned to satisfy market demand for these services.

     Orion commenced operations of Orion 1, a high power Ku-band satellite with 34 Ku-band transponders, in January 1995. Orion 1 provides coverage of 34 European countries, most of the United States and parts of Canada, Mexico and North Africa. Through arrangements with local ground operators, Orion currently has the ability to deliver network services to and among points in most European countries, portions of the United States and a limited number of Latin American countries. The Orion 1 satellite's coverage reaches all locations within its footprint, enabling the delivery of high-speed data to customers in emerging markets and remote locations which lack the necessary infrastructure to support these services.

     Orion 2, which will be a high power satellite with 38 Ku-band transponders for operation in the Atlantic Ocean Region, will expand Orion's European coverage and extend coverage to portions of the Commonwealth of Independent States, Latin America, the Middle East and South Africa. Orion 2 is being constructed by Space Systems/Loral, Inc., a wholly owned subsidiary of Orion's parent, Loral Space & Communications Ltd. Orion has established an early market presence in Latin America in preparation for the launch of Orion 2 scheduled to occur in the third quarter of 1999.

     Orion 3, which will be a high power satellite with 33 Ku-band transponders and 10 C-band transponders, will cover broad areas of the Asia Pacific region, including China, Japan, Korea, India, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii. Orion 3's footprint will provide Orion with the ability to provide its services between the United States via Hawaii and most of the Asia Pacific region. Orion has also established an early market presence in Asia, including entering into an $89 million contract with DACOM Corporation ("DACOM") for eight of Orion 3's transponders. Orion 3 is scheduled to be launched in April 1999.

     In the aggregate, the footprints of Orion 1, Orion 2 and Orion 3 will cover over 85 percent of the world's population.

BUSINESS SEGMENTS

Fixed Satellite Services

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

Data Services

     Very Small Aperture Terminal ("VSAT") Services. Orion's Digital Link service can be designed as a "point-to-point" private network service directly connecting customer locations or as a "point-to-multipoint" service for customers seeking to transmit communications from a central location to numerous remote sites. Dynalink is a service that allows the customer with occasional bandwidth requirements to control the activation and deactivation of links within a "point-to-point" or "point-to-multipoint" network. Orion's patented international data networking service, "Virtual Integrated Sky Network" ("VISN") is a fully meshed, frame relay-based satellite network service that dynamically consolidates the full range of voice and data applications through a single access point. The service provides seamless connectivity, not merely from a central point to up to 254 remote sites, but also among the remote locations.

     Internet Services. Orion offers a family of innovative Internet/intranet solutions, responding to international Internet Service Providers' (ISPs) and multinational corporations' bandwidth and quality of service concerns. Orion's WorldCast (patent pending) family of services are designed to provide cost-effective, high-performance connectivity to ISPs, content providers, carriers and multinational businesses needing access to the North American Internet backbone. WorldCast is a multicast satellite communications technology that takes advantage of the broadcast nature of satellites and the asymmetric nature of Internet traffic. Worldcast can be configured to provide a hybrid solution of terrestrial connectivity for small requests sent to the Internet and a satellite connection for the larger, high-bandwidth files sent from the Internet.

ACQUISITION OF THE COMPANY BY LORAL

     On March 20, 1998, Orion was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, Loral Satellite Corporation, with and into Orion. Loral consummated the acquisition by issuing 18 million shares of its common stock and assuming existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. Orion was the surviving corporation of the Merger and thereby became a subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name has since been changed to "Loral Orion, Inc."

     Following the Merger, the capital stock of Orion ceased to be publicly traded. However, the Company continues to have registered bonds outstanding and will continue to have filing requirements with the SEC.

     The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, filed as Exhibits 2.1 and 2.2 to Registration Statement No.
333-46407 on Form S-4.

AGREEMENTS WITH LORAL SKYNET

     Orion and Loral Skynet, a division of Loral SpaceCom Corporation, which is in turn a wholly-owned subsidiary of Loral, have entered into agreements (the "Loral Skynet Agreements") effective on January 1, 1999, whereby Loral Skynet provides to Orion (i) marketing and sales of Satellite Capacity Services on the Orion satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Orion satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Orion will be charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee. Loral Skynet currently provides the Services for its own Telstar satellite network and Technical Services for other third parties. Orion believes that it will achieve cost savings as a result of the consolidation of the Services with Loral Skynet pursuant to the Loral Skynet Agreements and allow Orion to place greater resources and focus on its business of providing Data Services.

SUMMARY SATELLITE DATA

     The following table presents a brief description of the Company's proposed satellite network. All satellite systems are subject to international frequency coordination requirements and must obtain appropriate authority to provide service in a given territory.

                                             ORION 1                      ORION 2                           ORION 3
                                             -------                      -------                           -------

Region Covered...................   Europe, Southeastern      Eastern U.S., Southeastern Canada        China, Japan, Korea, India,
                                    Canada, U.S., East of the Europe, Commonwealth of Independent      Hawaii, Southeast Asia,
                                    Rockies and parts of      States, Middle East, North Africa, Latin Australia, New Zealand,
                                    Mexico                    America and South Africa                 Eastern Russia and Oceania

Expected Launch..................   Operational(1)            Third quarter of 1999                    April 1999
Satellite Manufacturer...........   MMS Space Systems         Space Systems/Loral                      Hughes Space
                                    (subsidiary of Matra
                                    Marconi Space)
Transponders(2)..................   34                        38                                       43

Ku-Band(3).......................   28@0054 MHz               38@0054 MHz                              23@0054 MHz
                                    6@0036 MHz                                                         2@0027 MHz
                                                                                                       8@0036 MHz (4)

C-Band(5)........................              --                   --                                 10@0036 MHz

Usable Bandwidth(6)..............   1728 MHz                  2052 MHz                                 1944 MHz

EIRP(7)..........................   47 to 52 dBW              47 to 50 dBW                             44 to 52
                                                                                                       for Ku-Band;
                                                                                                       34 to 38
                                                                                                       for C-band returns

Total Prime Power(8) ............   4500 Watts                7000 Watts                        8000 Watts

Expected End of Useful Life(9)...   2005                      2012                              2013

Approximate Percentage of World
Population Covered by
Satellite(10)....................   17.9%                     27.0%                             57.0%


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

(5) C-band frequencies minimize interference from atmospheric conditions such as rain. C-band satellites share frequencies with terrestrial based microwave systems and therefore require more on-ground coordination to avoid interference problems and generally are lower power, requiring the use of large earth stations to receive signals. A portion of Orion 3 is designed to transmit over C-band frequencies, since Orion 3 is to cover areas of Asia where satellite signals experience significant interference from rain during several months of the year.

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

(9) The expected end of a satellite's in-orbit useful life is based on the period during which the satellite's on board fuel permits proper station keeping maneuvers for the satellite. The information for Orion 1 is based on 1998 fuel level estimates. The information for Orion 2 and Orion 3 is based on their expected launch dates and their respective construction and launch contracts.

(10) The approximate percentages of world population covered or to be covered by the Orion satellites are not additive. In the aggregate, the footprints of the Orion satellites would cover over 85 percent of the world's population.

INSURANCE

     Orion has obtained satellite in-orbit insurance for Orion 1 covering the period from August 1998 to August 2003 in an amount of approximately $195 million providing protection against partial or total loss of the satellite's communications capability, including loss of transponders, power, fuel, or ability to control the positioning of the satellite. Orion is in the process of obtaining launch and in-orbit life insurance for Orion 2 and Orion 3 covering the period from launch to five years after launch in an amount of $261,404,000 for Orion 2 and up to $265,606,000 for Orion 3. This coverage provides protection against partial or total loss of the satellite's communications capability, including loss of transponders, power, fuel or ability to control the positioning of the satellite. Launch and in-orbit insurance for its satellites will not protect the Company against business interruption, loss or delay of revenues and similar losses and may not fully reimburse the Company for its expenditures.

EMPLOYEES

     As of December 31, 1998, Orion and its subsidiaries had 305 full-time employees, none of whom are subject to collective bargaining agreements.

                 CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company or Loral with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company or Loral. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below.

LAUNCH FAILURES MAY DELAY SOME OF OUR OPERATIONS IN THE FUTURE.

     Satellite launches are risky. About 15% of launch attempts end in failure. We ordinarily insure against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Our insurance typically does not cover business interruption, and so both launch failures and in-orbit satellite failures result in uninsured losses. Replacement of a lost satellite typically requires up to 18 months from the time a contract is executed until the launch date of the replacement satellite.

     Orion 3 is currently scheduled to be launched on the second flight of a Delta 3 rocket in April 1999. A Delta 3 rocket failed in August 1998 on its maiden flight. Although the manufacturer has assured us that the cause of that failure has been identified and corrected, we can't be certain that the second flight will succeed.

AFTER LAUNCH,  OUR  SATELLITES  REMAIN  VULNERABLE TO IN-ORBIT FAILURE.

     Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Satellites are carefully built and tested and have certain redundant systems in case of failure. However, in-orbit failure may result from the various causes, including they remain vulnerable to failure and degradation from hazards in space that include:

     o component failure;
     o loss of power or fuel;
     o inability  to  control  positioning  of the  satellite;
     o solar  and  other astronomical events; and
     o space debris.

     Repair of satellites in space is not feasible. Many factors affect the useful lives of satellites. These factors include the quality of construction, gradual degradation of solar panels and the durability of components. Our Orion 2 and Orion 3 are expected to have useful live of approximately 16 years and 15 years, respectively. At December 31, 1998, Orion 1 has a remaining useful life of 7 years. Although some failures may be covered in part by insurance, they may result in uninsured losses as well.

     In November 1995, a component on Orion 1 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Orion 1's footprint. Full service was restored using a back-up component. If that back-up component fails, Orion 1 would lose a significant amount of usable capacity.

IMPACT OF A DELAY IN THE LAUNCH OR OPERATIONS OF ORION 3

     DACOM has agreed to buy eight transponders on Orion 3 for $89 million. If Orion 3 is not launched by May 31, 1999, or if the related transponders are not ready for operation by June 30, 1999, DACOM can terminate the agreement. If DACOM were to terminate its transponder agreement with us due to a delay in the launch or operation of Orion 3, we will have to refund amounts received from DACOM ($35.5 million as of December 31, 1998), we may not have enough cash to pay our debt.

WE HAVE SUBSTANTIAL DEBT.

     We have approximately $933 million of outstanding debt. Our debt is non-recourse to Loral.

     If our business plan does not succeed, our operations might not generate enough cash to pay our obligations.

     Our business is capital intensive. We are subject to substantial financial risks from possible delays or reductions in revenue, unforeseen capital needs or unforeseen expenses. Our ability to satisfy our obligations will depend upon our future financial performance which is subject to:

     o the successful execution of our business plan;
     o general economic conditions; and
     o financial,    business,   regulatory   and   other   factors,   including
       international conditions.

These factors are to some extent beyond our control.

THERE ARE RISKS IN CONDUCTING BUSINESS INTERNATIONALLY.

     Much of our business is conducted outside the United States, which imposes more risks. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Customers outside of the developed world could have difficulty in obtaining the U.S. dollars they owe us, as a result of exchange controls. Additionally, exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. Moreover, if we ever need to pursue legal remedies against our foreign customers and business partners, we may have to sue them abroad, where it could be hard for us to enforce our rights.

OUR BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Our business is regulated by authorities in more than 100 jurisdictions, including the FCC, the International Telecommunications Union and the European Union. As a result, some of the activities which are important to our strategy are beyond our control. The proposed launch and operation of Orion 2 and Orion 3 and our international service offerings are strategically important activities which are regulated by various government and quasi-government authorities and organizations.
                                       6

     Regulatory authorities in the various jurisdictions in which we operate can modify, withdraw or impose charges or conditions upon the licenses which we need, and so increase our cost of doing business. The regulatory process also requires that we negotiate with third parties operating or intending to operate satellites at or near orbital locations where we place our satellites so that the frequencies of the satellites do not interfere. Because we cannot guarantee the results of negotiations with third parties, "frequency coordination" is an additional source of uncertainty. We cannot guarantee successful frequency coordination for our satellites. In particular, we have learned that Eutelsat, which may claim a priority filing with the International Telecommunications Union, has recently placed a satellite that is beyond its useful life at 12.5(0) W.L, near the 12(0) W.L. orbital location intended for Orion 2. If Eutelsat launches a replacement satellite into the 12.5(0) W.L. orbital location, it would interfere with the Orion 2 satellite at 12(0) W.L. We have entered into discussions with Eutelsat to resolve the issues relating to this orbital location, however, we cannot guarantee a successful resolution.

     Failure to successfully coordinate our satellites' frequencies or to receive other required regulatory approvals could have a material adverse effect on our financial condition and on our results of operations.

WE HAVE MANY COMPETITORS.

     We  compete  with   well-capitalized   companies.   These   companies  have
considerable financial resources, which they may use to gain advantages in marketing and in technological innovation. This could have a material adverse effect on our financial condition and on our results of operations. Each of our businesses is subject to intense competition, including from:

          o     several  of the  world's  largest  corporations,  such as Hughes
                Space & Communications, Inc., a subsidiary of General Motors Corporation, and Lockheed Martin Corporation;
          o governments and quasi-government organizations, such as Intelsat and Eutelsat;
          o     companies   with   competitive   services,   such  as   PanAmSat
                Corporation; and
          o others using alternative technologies, such as terrestrial telecommunications and cable television, who are constantly pursuing advanced technologies in order to enhance their competitive positions.

     We compete for customers and for market share. We also compete for local regulatory approval in places in which both we and a competitor may want to operate. We also compete for scarce frequency assignments and geosynchromous orbital positions.

IMPACT OF YEAR 2000

     The Company is evaluating the potential effect of the year 2000 on its information processing systems. It is not known at this time what modifications, if any, will be required. All costs associated with any modification will be expensed as incurred.

     The Company's Year 2000 Program is proceeding on schedule. The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1999 is denoted as "99" and not "1999"). Computer progra ms written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

     The Company has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, system and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, the Company is assessing the Year 2000 capabilities of, among other things, its satellite, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases: Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. As of February 28, 1999, the Company has completed approximately 95 percent of the inventory phase and approximately 95 percent of its assessment phase. The Company expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the third quarter of 1999, which is prior to any anticipated material impact on the operations of the Company. The fifth phase, the audit phase, commenced in January 1999, and is expected to continue through the third quarter of 1999 to accommodate re-audits if necessary.

     Both internal and external resources are being utilized to execute the Company's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred to date for this effort by the Company were approximately $50,000. Based on the efforts of the Company to date, the Company anticipates additional incremental expenses of approximately $165,000 will be incurred to substantially complete the effort.

     Based upon the accomplishments to date, no contingency plans are expected to be needed. As risks are identified, contingency plans will be developed and implemented as necessary. However, because of the progress achieved to date and the Company's expectations that its Year 2000 program will be substantially complete in the third quarter of calendar 1999, the Company believes adequate time will be available to insure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, there can be no assurance that such modifications and conversions, if required, will be completed on a timely basis.

     The cost of the program and the dates on which the Company believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources, third-party year 2000 readiness and other factors. Because none of these estimates can be guaranteed, actual results could differ materially and adversely from those anticipated. Specific factors that might cause an adjustment of costs are: number of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to validate supplier certification and similar uncertainties.

     The Company's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely effect the Company's results of operations, liquidity and financial condition. The Company is also assessing the Year 2000 readiness of key third-party suppliers. Information requests have been distributed to such suppliers and replies are being evaluated. If the risk is deemed material, on-site visits to suppliers will be conducted to verify the adequacy of the information received. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on the Company's results of operations, liquidity or financial condition. There can be no assurance given that the Company's Year 2000 Program will be successful in avoiding any interruption or failure of certain basic business operations, which may have a material adverse effect on the Company's results of operations or financial position.

THERE ARE RISKS REGARDING FORWARD-LOOKING STATEMENTS.

     Some statements or information contained in this Form 10-K are not historical facts but are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Some of the factors which may cause future results and performance to differ from what we may imply here are:

          o the space environment, where our satellites operate, is a harsh environment;
          o governments may change regulations or institute new rules, which could have an impact on our operations;
          o we may not successfully coordinate satellite frequencies with third parties;
          o     there is severe competition in our business; and
          o     we owe significant amounts of money.

     We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those set forth elsewhere in this section. These are representative of factors that could affect the outcome of the forward-looking statements.

ITEM 2.  PROPERTIES.

     Loral Orion owns seven acres of land in Mt. Jackson, Virginia and leases approximately 78,000 square feet for office space and its operations center.
Management   believes  that  the  facilities  are  sufficient  for  its  current operations.

ITEM 3.  LEGAL PROCEEDINGS.

     While Orion is party to legal and regulatory proceedings incident to its business, there are no material legal proceedings pending or, to the knowledge of management, threatened against Orion or its subsidiaries.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to General Instruction I of Form 10-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the Company's outstanding common stock is owned by Loral Space & Communications Corporation, a wholly owned subsidiary of Loral. Therefore, there is no public trading market for the Company's common stock. The Company has never paid dividends on its common stock. Loral Orion's indentures relating to its Senior Notes and Senior Discount Notes include certain restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

ITEM 6.  SELECTED FINANCIAL DATA.

     Omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Loral Orion, Loral or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Loral Orion or Loral with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Loral Orion or Loral. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions.

GENERAL

     Loral Orion, Inc. (the "Company" or "Loral Orion"), formerly known as Loral Orion Network Systems, Inc., is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of its subsidiary Guarantors, the Company's principal business is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. In 1998, Loral Orion organized its business into two distinct operating segments as follows (see Note 8 to the consolidated financial statements):

     Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. The Company's fixed satellite services ("FSS") assets, will be managed by Loral Skynet effective January 1, 1999, and

     Data Services: Business in development, providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral Orion fleets.

     No restrictions exist on the ability of any of the subsidiaries of Loral Orion ("Subsidiary Guarantors") other than inconsequential subsidiaries, to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

                                LORAL ORION, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

OVERVIEW

     The Company's revenues are principally generated from two to five year contracts for delivery of communications services derived principally from recurring monthly fees from its customers. The revenues from each contract vary, depending upon the type of service, amount of capacity, data handling ability of the network, the number of very small aperture terminals ("VSATs") (which generally are owned by the Company), value-added services and other factors. Substantially all of the Company's contracts are denominated in U.S. dollars. The Company begins to record revenues under its contracts upon service commencement to customers.

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

     The Company's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity (generally for services outside of the Orion 1 footprint); (iii) in-orbit insurance premiums; and (iv) personnel costs and travel related to telemetry, tracking and control facility ("TT&C"), network monitoring, network design and similar activities. Regarding TT&C costs, the Company and Loral Skynet, a division of Loral SpaceCom Corporation, which is in turn a wholly-owned subsidiary of Loral, have entered into agreements (the "Loral Skynet Agreements") effective on January 1, 1999, whereby Loral Skynet provides to Orion (i) marketing and sales of satellite capacity services on the Orion satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Orion satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Orion will be charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee. Loral Skynet currently provides the Services for its own Telstar satellite network and Technical Services for other third parties. Orion believes that it will achieve cost savings as a result of the consolidation of the Services with Loral Skynet pursuant to the Loral Skynet Agreements and allow Orion to place greater resources and focus on the business of providing Data Services, which will increase as the Company's business grows. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotional expenses. The Company commenced a significant expansion of its marketing program in 1997 which continued in 1998. Due to the complexity of the Company's services, and the continued expansion of sales personnel, sales and marketing expenses increased significantly during 1998. Sales and marketing expenses are expected to decrease in 1999 as a result of the Services agreement with Skynet. General and administrative expenses consist of personnel costs other than for selling and engineering and include information systems, professional services, and occupancy costs. These costs will increase generally as the Company's operations expand. Depreciation and amortization expenses result mainly from the depreciation of the Orion 1 satellite, amortization of goodwill and other intangibles and the depreciation of VSATs and the related equipment to service the expansion of the private network communication services business. Interest income is primarily the result of interest earned on the proceeds from the Company's debt and equity offerings. Interest costs stem primarily from the Company's outstanding Senior Notes and Senior Discount Notes.

ORION 2 AND ORION 3

     Orion 2. During the second quarter of 1998, the Company entered into a satellite procurement contract with Space Systems/Loral ("SS/L"), a wholly owned subsidiary of Loral SpaceCom Corporation for the construction and launch of the Orion 2 satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "SS/L Contract"). The SS/L Contract provides for delivery in-orbit of the Orion 2 aboard an Ariane 44L launch vehicle in the third quarter of 1999. The SS/L satellite design provides for 38 Ku-band transponders with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America. The Company also notified Matra Marconi Space ("Matra") that it cancelled its satellite procurement contract with Matra for the construction and launch of a satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "Matra Contract"). As a result of the cancellation of the Matra Contract, the Company will have no obligation to make further payments to Matra, but Matra retained amounts previously paid by the Company of $49.1 million.

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

     Orion 3. The Company entered into a satellite contract with Hughes Space and Communications International, Inc. in 1997 for the construction and launch of Orion 3. The contract provides for delivery in orbit of Orion 3 for a firm fixed price of $203 million excluding launch insurance. Orion 3 will cover broad areas of the Asia Pacific region including China, Japan, Korea, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii.

     Pre-Construction Sale of Transponders on Orion 3. The Company has entered into a contract with DACOM Corporation, a Korean communications company ("DACOM"), under which DACOM will, subject to certain conditions, purchase eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for the transponders. Payments are subject to refund if Orion 3 fails to commence commercial operation by June 30, 1999. Through December 31, 1998, the Company has received $35.5 million from DACOM, including interest earned on the investment of these payments of $1.5 million.

     Satellite Launch and Operation Risk. There can be no assurance that Orion 2 or Orion 3 will be successfully launched or operate in accordance with their design. While the Company intends to procure launch insurance for the satellites, a total or partial loss of either satellite will involve delays and loss of revenue which will impair the Company's ability to service its indebtedness and such insurance will not protect the Company against business interruption, loss or delay of revenues or similar losses and may not fully reimburse the Company for its expenditures.

RESULTS OF OPERATIONS

     On March 20, 1998, Orion Network Systems, Inc. ("Orion") was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, Loral Satellite Corporation ("Merger Sub"), with and into Orion. Loral consummated the acquisition by issuing 18 million shares of its common stock and assuming existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. Orion was the surviving corporation (the "Surviving Corporation") of the Merger and thereby became a wholly owned subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name has since been changed to "Loral Orion, Inc."

     Following the Merger, the capital stock of Loral Orion ceased to be publicly traded. However, the Company continued to have registered bonds outstanding and will continue to have filing requirements with the SEC.

     For accounting purposes, the Merger was accounted for as of March 31, 1998 using the purchase method. Accordingly, the consolidated balance sheet at December 31, 1998 reflects the push-down of the purchase price allocations. The purchase price represented $447.7 million in excess of Orion's net book value, which was primarily allocated to costs in excess of net assets acquired of $619.7 million and a fair value adjustment of $153.4 million to increase the carrying value of Orion's senior notes and senior discount notes.

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

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral Orion's operating segments for the two years ending December 31, 1998 and 1997, on a pro forma basis. Also see Note 8 to the consolidated financial statements for additional information on segment results.

     In order to provide an understanding of the Company, the results of operations discusses the results for the year ended December 31, 1998 and December 31, 1997, on a pro forma basis. The following pro forma results of operations for the years ended December 31, 1998 and 1997 have been presented to give the effect as of January 1, 1997, of the Merger with Loral, and the Exchange, the Orion Merger, and the Financings (the "Transactions") all as described in Note 1 to the Company's financial statements. The pro forma results of operations does not purport to present the actual results of operations of the Company had the Transactions in fact occurred on January 1, 1997, nor is it indicative of the results of operations that may be achieved in the future.

     As a result of these Transactions, the pro forma adjustments resulted in an increase in depreciation and amortization expenses of approximately $3.9 million and $17.6 million for the years ended December 31, 1998 and 1997, respectively. This increase primarily relates to the step up in the book value of Orion 1 and increased amortization expenses for cost in excess of net assets acquired associated with the Loral Merger. The pro forma results for 1998 include a $12.8 million adjustment to eliminate merger costs. Pro forma interest expense for the years ended December 31, 1998 and 1997 was $67.1 million and $77.8 million, a decrease of $0.4 million and $6.0 million from historical amounts, respectively. The decrease in interest expense is primarily attributable to the additional capitalized interest costs attributable to two satellites under construction, amortization of bond premium relating to the fair value adjustments and the elimination of the debentures, as a result of the Loral Merger.

                                LORAL ORION, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)





OPERATING REVENUES (IN MILLIONS):


                                                                     PRO FORMA
                                                                     YEAR ENDED
                                                    PRO FORMA       DECEMBER 31,
                                                   YEAR ENDED           1997
                                                  DECEMBER 31,      PREDECESSOR
                                                      1998            COMPANY
                                                  ------------     -------------

Fixed satellite services  ................        $        33.1    $        31.3
Data services  ...........................                 50.3             41.4
                                                  ------------     -------------
Operating revenues .......................        $        83.4    $        72.7
                                                  =============    =============





EBITDA (1) (IN  MILLIONS):

                                                                     PRO FORMA
                                                                     YEAR ENDED
                                                      PRO FORMA     DECEMBER 31,
                                                     YEAR ENDED         1997
                                                    DECEMBER 31,    PREDECESSOR
                                                        1998          COMPANY
                                                   -------------    ------------

Fixed satellite services .................        $        27.9    $       26.5
Data services  ...........................                (18.9)          (21.4)
                                                  ------------     -------------
EBITDA....................................        $         9.0    $        5.1
                                                  =============    =============

------------------------
(1) Pro forma EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is used as the measure of segment profit or loss and because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral Orion's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                                LORAL ORION, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


     Revenue and Backlog. Pro forma revenues for the year ended December 31, 1998 and 1997 were $83.4 million and $72.7 million, respectively, an increase of $10.7 million or 15 percent. This increase is primarily attributable to private communications network services operations, which added 159 customer sites during 1998.

     At December 31, 1998, the Company had a contracted backlog (representing future revenues under customer contracts) of approximately $308.5 million compared to $269.5 million at December 31, 1997, an increase of 14 percent. Revenue from contracted backlog is typically earned over two to five years.

     Direct Expenses. Direct expenses on a pro forma basis for 1998 were $26.3 million, or 32 percent of sales compared to $26.5 million, or 36 percent of sales for the same period in 1997. This decrease was primarily attributable to reduced Internet access and terrestrial link charges during the fourth quarter of 1998. These costs support the Worldcast Internet access product ("Worldcast"), which provides international internet connectivity through Orion 1.

     Sales and Marketing Expenses. Sales and marketing expenses on a pro forma basis were $25.1 million for the year ended December 31, 1998, as compared to $19.4 million for the same period in 1997, an increase of $5.7 million or 29 percent. This increase primarily relates to additional sales salaries and commissions, independent contractor fees and advertising associated with the growth in the private communications network service business and Worldcast.

     Engineering and Technical Services Expenses. Engineering and technical services expenses on a pro forma basis for the year ended December 31, 1998 were $8.4 million compared to $7.8 million for the same period in 1997, an increase of $0.6 million or 8 percent. These increases are primarily due to additional salaries associated with support of Worldcast.

     General Administrative Expenses. General and administrative expenses on a pro forma basis were $14.5 million for the year ended December 31, 1998, compared to $14.0 million for the same period in 1997, an increase of $0.5 million or 4 percent.

     Depreciation and Amortization. Depreciation and amortization expense on a pro forma basis for the years ended December 31, 1998 and 1997 were $67.8 million and $65.8 million, respectively, an increase of $2.0 million or 3 percent. The increase was primarily a result of depreciation of ground equipment to service the expansion of the private network communication services business.

     Merger Costs. Merger costs associated with the acquisition of the Company by Loral were $12.8 million for the year ended December 31, 1998, which were eliminated in the pro forma adjustments.

     Interest. Pro forma interest income was $14.7 million for the year ended December 31, 1998, compared to $24.7 million for the same period in 1997. The decrease in interest income is due to a reduction in the balance held in the Company's segregated and restricted funds, which were used for the construction of satellites and to fund interest payments on the Company's senior notes. Pro forma interest expense for the years ended December 31, 1998 and 1997 was $67.1 million and $77.8 million, respectively. The decrease in interest expense is primarily attributable to the additional capitalized interest costs attributable to two satellites under construction, amortization of bond premium relating to the fair value adjustments and the elimination of the debentures, as a result of the Loral Merger.

     Income Taxes. The Company is included in the consolidated U.S. federal income tax return of Loral. Pursuant to a tax sharing agreement for 1998 with Loral, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by Loral. For the year ended December 31, 1998, the Company recorded a receivable under this tax sharing agreement of approximately $4.9 million and a deferred tax provision of $3.8 million. The deferred tax asset of $53.9 million on the accompanying balance sheet arises primarily from the tax effect of the temporary differences between the carrying amount of the senior notes and the senior discount notes payable for financial and income tax purposes.

     Net Loss. As a result of the above, the Company's pro forma net losses for the years ended December 31, 1998 and 1997 were $110.3 million and $113.7 million, respectively.

                                LORAL ORION, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

     Revenues and EBITDA for the fixed satellite services segment increased 6 percent and 5 percent, respectively, in 1998 versus 1997. FSS revenue for 1998 was $33.1 million versus $31.3 million in 1997. EBITDA on the same basis was $27.9 million in 1998, or 84 percent of revenues, versus EBITDA of $26.5 million, or 85 percent of revenues, in 1997. Funded backlog for the fixed satellite services segment totaled $164.3 million at the end of 1998, versus $163.2 million in backlog at year end 1997. Capital expenditures for 1998 were approximately $286.9 million. In 1999, capital expenditures are expected to decrease due to the expected launches of the Orion 2 and Orion 3 satellites.

     During the fourth quarter of 1998, Loral completed its integration plan for Loral Orion and transferred management of Loral Orion's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999. In addition to increasing the operational efficiency, the realignment permits Loral Orion to focus on and leverage its experience in the global data services market.

Data Services

     Revenues for the data services segment in 1998 were approximately $50.3 million versus $41.4 million in 1997, primarily from Loral Orion's corporate data networking and Internet and Intranet services businesses. EBITDA for 1998 was a loss of approximately $18.9 million in 1998 versus a loss of $21.4 million in 1997. At December 31, 1998, funded backlog for the segment was $144.2 million, at the end of 1998, versus $106.3 at year end 1997, which was all from external sources. Approximately 40 percent of 1998 external funded backlog is expected to be realized in 1999. Capital expenditures in 1998 were approximately $15.6 and are estimated to increase in 1999.

OTHER MATTERS

IMPACT OF YEAR 2000

     The Company is evaluating the potential effect of the year 2000 on its information processing systems. It is not known at this time what modifications, if any, will be required. All costs associated with any modification will be expensed as incurred.

     The Company's Year 2000 Program is proceeding on schedule. The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1999 is denoted as "99" and not "1999"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

     The Company has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, system and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, the Company is assessing the Year 2000 capabilities of, among other things, its satellite, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases: Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. As of February 28, 1999, the Company completed approximately 95 percent of the inventory phase and approximately 95 percent of its assessment phase. The Company expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the third quarter of 1999, which is prior to any anticipated material impact on the operations of the Company. The fifth phase, the audit phase, commenced in January 1999, and is expected continue through the third quarter of 1999 to accommodate re-audits if necessary.

                                LORAL ORION, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


     Both internal and external resources are being utilized to execute the Company's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred to date for this effort by the Company was approximately $50,000. Based on the efforts of the Company to date, the Company anticipates additional incremental expenses of approximately $165,000 will be incurred to substantially complete the effort.

     Based upon the accomplishments to date, no contingency plans are expected to be needed. As risks are identified, contingency plans will be developed and implemented as necessary. However, because of the progress achieved to date and the Company's expectations that its Year 2000 program will be substantially complete in the third quarter of calendar 1999, the Company believes adequate time will be available to insure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, there can be no assurance that such modifications and conversions, if required, will be completed on a timely basis.

     The cost of the program and the dates on which the Company believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources, third-party year 2000 readiness and other factors. Because none of these estimates can be guaranteed, actual results could differ materially and adversely from those anticipated. Specific factors that might cause an adjustment of costs are: number of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to validate supplier certification and similar uncertainties.

     The Company's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely effect the Company's results of operations, liquidity and financial condition. The Company is also assessing the Year 2000 readiness of key third-party suppliers. Information requests have been distributed to such suppliers and replies are being evaluated. If the risk is deemed material, on-site visits to suppliers will be conducted to verify the adequacy of the information received. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Program is expected to have considerably reduced the
Company's level of exposure in regard to third-party supplier Year 2000 problems. There can be no assurance given that the Company's Year 2000 Program will be successful in avoiding any interruption or failure of certain basic business operations, which may have a material adverse effect on the Company's results of operations or financial position.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. The Company is required to adopt SFAS 133 on January 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest

     As of December 31, 1998, the fair value of the Company's long-term debt is estimated to be $761 million using quoted market prices, for the Company's Senior Notes and Senior Discount Notes. The long-term debt carrying value exceeded fair value by $173 million. Market risk on debt is estimated as the potential increase in annual interest expense resulting from a hypothetical one percent increase in the interest rates and amounts to $9 million.

ITEM 8.

INDEPENDENT AUDITORS' REPORT



To the Shareholder of Loral Orion, Inc.:


We have audited the accompanying consolidated balance sheet of Loral Orion, Inc. and its subsidiaries (collectively, the Successor Company), a wholly-owned subsidiary of Loral Space & Communications Corporation, as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months ended December 31, 1998. We have also audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Orion Network Systems, Inc. and its subsidiaries (collectively, the Predecessor Company) for the three months ended March 31, 1998. These financial statements are the responsibility of the Successor and Predecessor Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loral Orion, Inc. and its subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the nine months ended December 31, 1998 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company's consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the three months ended March 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Successor Company adopted a new accounting basis effective March 31, 1998 in connection with a change of ownership and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, the book values of assets and liabilities and related depreciation, amortization and interest charges in the accompanying consolidated balance sheet as of December 31, 1998 and consolidated statement of operations for the nine months ended December 31, 1998, are not comparable to those of earlier periods presented.





DELOITTE & TOUCHE LLP



Washington, DC
February 16, 1999

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




To the Board of Directors of Loral Orion, Inc. (formerly Orion Network Systems, Inc.):

     We have audited the accompanying consolidated balance sheet of Loral Orion, Inc. (formerly Orion Network Systems, Inc.) as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loral Orion, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             /s/ Ernst & Young LLP



Washington, DC
February 20, 1998

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)







                                                                                        DECEMBER 31,
                                                                        --------------------------------------------
                                                                                                         1997
                                                                                                      PREDECESSOR
                                                                              1998                      COMPANY
                                                                        ----------------            ----------------

ASSETS

Current assets:
  Cash and cash equivalents                                              $       35,861             $       70,009
  Restricted assets                                                              50,180                     50,064
  Accounts  receivable (less allowance for doubtful
     accounts of $1,019 and $734
     at December 31, 1998 and 1997,
     respectively)                                                                15,292                     11,781
  Prepaid expenses and other current assets                                        4,299                      6,846
                                                                          --------------            ---------------
Total current assets                                                             105,632                    138,700

Restricted and segregated assets                                                  22,675                    306,826

Property and equipment, at cost:
  Land                                                                                74                         74
  Satellite and related equipment                                                263,188                    322,159
  Telecommunications equipment                                                    35,630                     40,654
  Furniture and computer equipment                                                 8,693                      8,627
                                                                                 307,585                    371,514
                                                                          --------------            ---------------
  Less accumulated depreciation                                                  (38,706)                   (77,080)
  Satellite construction in progress, including capitalized
    interest of $20,198 and $7,346 at December 31, 1998
     and 1997,
    respectively                                                                 331,861                    106,843
                                                                          --------------            ---------------
  Net property and equipment                                                     600,740                    401,277

Due from Loral                                                                     3,619                         --
Deferred financing costs, net                                                         --                     22,510
Cost in excess of net assets acquired associated
  with the Loral merger, net                                                     608,015                         --
Deferred income taxes                                                             53,915                         --
Other assets, net                                                                 22,908                     27,179
                                                                          --------------            ---------------
    Total assets                                                          $    1,417,504            $       896,492
                                                                          ==============            ===============

                       See notes to consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share and par amounts)
                                   (continued)




                                                                                        DECEMBER 31,
                                                                        --------------------------------------------
                                                                                                         1997
                                                                                                      PREDECESSOR
                                                                              1998                      COMPANY
                                                                        ----------------            ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities:
  Current portion of long-term debt                                      $        1,826             $        6,406
  Accounts payable                                                                2,035                      5,231
  Accrued and other current liabilities                                          16,162                     11,604
  Customer deposits                                                               7,897                      2,801
  Deferred revenue                                                               35,841                      3,320
  Interest payable                                                               22,842                     24,771
                                                                         --------------             --------------
    Total current liabilities                                                    86,603                     54,133

Long-term debt                                                                  931,669                    790,671
Other long-term liabilities                                                         141                     21,803

Series A 8% Cumulative Redeemable Convertible Preferred Stock,
  $.01 par value; 15,000 shares authorized; 0 and 6,933 shares issued and outstanding at December 31, 1998 and 1997, respectively,
  plus accrued dividends                                                             --
Series B 8% Cumulative  Redeemable  Convertible Preferred Stock,
  $.01 par value; 5,000 shares authorized; 0 and 2,059 shares issued and outstanding at December 31, 1998 and 1997, respectively,
  plus accrued dividends                                                             --                      2,467

Series C 6% Cumulative Redeemable Convertible Preferred Stock,
  $.01 par value; 150,000 shares authorized; 0 and 82,641 shares issued and outstanding at December 31, 1998 and 1997,
  respectively, plus accrued dividends and accretion                                 --                     65,654

Commitments and contingencies:
Stockholders' equity (deficit):
  Common stock, $.01 par value; 1,000 and 40,000,000 shares
  authorized;  100 and 15,959,089 outstanding at December 31,
  1998 and 1997, respectively                                                        --                        160
  Capital in excess of par value                                                481,791                    153,294
  Treasury stock, 0 and 269,274 shares at December 31, 1998
    and 1997, respectively                                                           --                        (91)
  Unearned compensation                                                          (3,347)                        --
  Accumulated other comprehensive income (loss)                                     616                       (956)
  Accumulated deficit                                                           (79,969)                  (199,256)
                                                                         --------------             --------------
    Total stockholders' equity (deficit)                                        399,091                    (46,849)
                                                                         --------------             --------------

    Total liabilities and stockholders' equity (deficit)                 $    1,417,504            $       896,492
                                                                         ==============             ==============

                 See notes to consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)




                                                                                           PREDECESSOR COMPANY
                                                                         ------------------------------------------------------
                                                       NINE MONTHS         THREE MONTHS           YEARS ENDED DECEMBER 31,
                                                          ENDED                ENDED         ----------------------------------
                                                  DECEMBER 31, 1998      MARCH 31, 1998           1997                1996
                                                   -------------------    ---------------    ---------------   ----------------
Service revenue                                    $            64,608    $        18,790    $        72,741   $         41,847

Operating expenses:
  Direct                                                        19,906              6,406             26,531             15,457
  Sales and marketing                                           19,365              5,790             19,424             11,465
  Engineering and technical services                             6,486              1,898              7,750              5,191
  General and administrative                                    10,834              3,707             13,956              9,139
  Depreciation and amortization                                 51,434             12,483             48,161             36,948
  Merger costs                                                     612             12,145                 --                 --
                                                   -------------------    ---------------    ---------------   ----------------
       Total operating expenses                                108,637             42,429            115,822             78,200
                                                   -------------------    ---------------    ---------------   ----------------
Loss from operations                                           (44,029)           (23,639)           (43,081)           (36,353)

Interest (income)                                               (9,299)            (5,425)           (24,711)            (2,314)
Interest expense                                                46,439             21,190             83,769             27,764
Other (income) expense                                            (167)               287                507                 23
                                                   -------------------    ---------------    ---------------   ----------------
Loss before income taxes, extraordinary loss
on  extinguishment of debt, minority interest and
preacquisition loss of acquired subsidiary                     (81,002)           (39,691)          (102,646)           (61,826)

Income tax benefit                                               1,033                 --                 --                 --

Extraordinary loss on extinguishment
  of  debt                                                          --                 --            (15,763)                --

Limited Partners' interest in the net loss of
  Orion Atlantic                                                    --                 --             12,043             34,631

Preacquisition loss of acquired subsidiary                          --                 --                626                 --
                                                   -------------------    ---------------    ---------------   ----------------
Net loss                                                       (79,969)           (39,691)          (105,740)           (27,195)

Preferred stock dividend, net of forfeitures                        --             (1,387)             6,034              1,370
                                                   -------------------    ---------------    ---------------   ----------------

Net loss attributable to common stockholders       $           (79,969)   $       (38,304)   $      (111,774)  $        (28,565)
                                                   ===================    ===============    ===============   ================



                 See notes to consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)



                                                            COMMON STOCK
                                                            --------------    CAPITAL IN
                                                 NUMBER                       EXCESS OF       ACCUMULATED       TREASURY
                                               OF SHARES     AMOUNT           PAR VALUE         DEFICIT         STOCK 1
                                               ---------     ------           ---------         -------         -------

Balance December 31, 1995
  (Predecessor Company)                            11,116    $        111     $    85,486    $     (58,917)    $        --
  Conversion of preferred stock                        91               1             804               --              --
  Issuance of stock warrants                           --              --             300               --              --
  Exercise of stock options and warrants               38              --             342               --              --
  Preferred stock dividend, net of                     --              --              --           (1,370)             --
    forfeitures
  1996 net loss                                        --              --              --          (27,195)             --
                                              ------------  --------------  --------------  ----------------  ------------
Balance December 31, 1996
  (Predecessor Company)                            11,245             112          86,932          (87,482)             --
  Issuance of common stock                             11              --             142               --              --
  Conversion of preferred stock                     3,352              34          38,812               --              --
  Conversion of debentures                            735               7          10,285               --              --
  Issuance of common stock for the
    purchase of APSC                                   86               1           1,199               --              --
  Issuance of common stock for
    interest payments                                 205               2           2,623               --              --
  Issuance of common stock for preferred              121               1           2,069
    stock dividend payments                                                                             --              --
  Issuance of warrants relating to  Senior
    Notes and Senior                                   --              --           9,224               --              --
Discount Notes, net
  Exercise of stock options and warrants              176               2           1,764               --              --
  Employee stock purchase plan                         28               1             244               --              --
  Preferred stock dividend and
    accretion, net of forfeitures                      --              --              --           (6,034)             --
  Purchase of treasury stock                           --              --              --               --             (91)
  1997 net loss                                        --              --              --         (105,740)             --
  Other comprehensive loss                             --              --              --               --              --
  Comprehensive loss                                   --              --              --               --              --
Balance December 31, 1997
  (Predecessor Company)                            15,959   $         160   $     153,294   $     (199,256)    $       (91)
                                              ============  ==============  ==============  ================  ============

                                                                  ACCUMULATED
                                                                     OTHER             TOTAL
                                                  UNEARNED       COMPREHENSIVE     STOCKHOLDERS'
                                                COMPENSATION     INCOME (LOSS)        EQUITY (DEFICIT)
                                                ------------     -------------     -------------------

Balance December 31, 1995
  (Predecessor Company)                         $          --    $          --     $      26,680
  Conversion of preferred stock                            --               --               805
  Issuance of stock warrants                               --               --               300
  Exercise of stock options and warrants                   --               --               342
  Preferred stock dividend, net of                         --               --            (1,370)
    forfeitures
  1996 net loss                                            --               --           (27,195)
                                                --------------   --------------    --------------
Balance December 31, 1996
  (Predecessor Company)                                    --               --              (438)
  Issuance of common stock                                 --               --               142
  Conversion of preferred stock                            --               --            38,846
  Conversion of debentures                                 --               --            10,292
  Issuance of common stock for the
    purchase of APSC                                       --               --             1,200
  Issuance of common stock for
    interest payments                                      --               --             2,625
  Issuance of common stock for preferred                                                   2,070
    stock dividend payments                                --               --
  Issuance of warrants relating to  Senior
    Notes and Senior                                       --               --             9,224
Discount Notes, net
  Exercise of stock options and warrants                   --               --             1,766
  Employee stock purchase plan                             --               --               245
  Preferred stock dividend and
    accretion, net of forfeitures                          --               --            (6,034)
  Purchase of treasury stock                               --               --               (91)
  1997 net loss                                            --               --
  Other comprehensive loss                                 --             (956)
  Comprehensive loss                                       --               --          (106,696)
Balance December 31, 1997
  (Predecessor Company)                         $          --    $        (956)   $      (46,849)
                                               ===============   ==============   ===============

    See notes to consolidated financial statements. (continued on next page)

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (continued)
                                 (in thousands)

                                                             COMMON STOCK
                                                            --------------    CAPITAL IN
                                                 NUMBER                       EXCESS OF       ACCUMULATED        TREASURY
                                               OF SHARES     AMOUNT            PAR VALUE         DEFICIT         STOCK (1)
                                               ---------     ------            ---------         -------         ---------

Balance December 31, 1997
  (Predecessor Company)                            15,959   $          160  $     153,294   $      (199,256)  $        (91)
  Issuance of common stock                             14               --            246                --             --
  Conversion of preferred stock                     5,739               57         69,831                --             --
  Conversion of debentures                          3,572               36         49,964                --             --
  Issuance of common stock for interest
    payments                                          184                2          2,577                --             --
  Issuance of common stock for
    preferred stock dividend payments                 316                3          5,455                --             --
  Exercise of stock options and warrants              165                2          1,638                --             --
  Employee stock purchase plan                         20               --            292                --             --
  Preferred stock dividends and
   accretion, net of forfeiture                        --               --             --             1,387             --
  Recapitalization related to purchase by         (25,969)            (260)       195,215           237,560             91
    Loral
  Increase purchase price                              --              --            3,491               --             --
  Net loss for the three months ended
    March 31, 1998                                     --               --                          (39,691)            --
  Other comprehensive loss                             --               --             --                --             --
  Comprehensive Loss
                                             ------------    ------------   --------------  ---------------   ------------
Balance March 31, 1998                                 --   $           --  $     482,003   $            --   $         --
                                             ============    ============   ==============  ===============   ============
  Amortization of unearned compensation                --               --             --                --             --
  Stock option forfeitures                             --               --           (212)               --             --
  Net loss for the nine months ended
    December 31, 1998                                  --              --               --          (79,969)            --
  Other comprehensive income                           --              --              --                --             --
  Comprehensive loss                                   --              --               --               --             --
                                             ------------    ------------   --------------  ---------------   ------------
Balance December 31, 1998                              --    $         --   $      481,791  $       (79,969)  $         --
                                             ============    ============   ==============  ===============   ============

                                                                ACCUMULATED
                                                                    OTHER             TOTAL
                                                 UNEARNED      COMPREHENSIVE     STOCKHOLDERS'
                                               COMPENSATION     INCOME (LOSS)    EQUITY (DEFICIT)
                                               ------------     -------------    ----------------

Balance December 31, 1997
  (Predecessor Company)                    ) $            --  $          (956)  $      (46,849)
  Issuance of common stock                                --               --              246
  Conversion of preferred stock                           --               --           69,888
  Conversion of debentures                                --               --           50,000
  Issuance of common stock for interest
    payments                                              --               --            2,579
  Issuance of common stock for
    preferred stock dividend payments                     --               --            5,458
  Exercise of stock options and warrants                  --               --            1,640
  Employee stock purchase plan                            --               --              292
  Preferred stock dividends and
   accretion, net of forfeiture                           --               --            1,387
  Recapitalization related to purchase by             (4,512)           1,473          429,567
    Loral
  Increase purchase price                                 --               --            3,491
  Net loss for the three months ended
    March 31, 1998                                        --               --
  Other comprehensive loss                                --             (517)
  Comprehensive Loss                                                                   (40,208)
                                             ---------------  ---------------   --------------
Balance March 31, 1998                       $        (4,512) $            --   $      477,491
                                             ===============  ===============   ==============
  Amortization of unearned compensation                  953               --              953
  Stock option forfeitures                               212               --               --
  Net loss for the nine months ended
    December 31, 1998                                     --               --
  Other comprehensive income                              --              616
  Comprehensive loss                                      --               --          (79,353)
                                             ---------------  ---------------   --------------
Balance December 31, 1998                    $        (3,347) $           616   $      399,091
                                             ===============  ===============   ==============


--------

(1) Includes 269,274 treasury shares of which 259,515 were carried at no cost through March 31, 1998.




                 See notes to consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                PREDECESSOR COMPANY
                                                                              -----------------------------------------------------
                                                              NINE MONTHS    THREE MONTHS            YEARS ENDED DECEMBER 31,
                                                              -----------     -----------            ------------------------
                                                                 ENDED            ENDED
                                                              DECEMBER 31,      MARCH 31,
                                                                  1998             1998             1997             1996
                                                            ----------------  ---------------  ---------------  ----------------
OPERATING ACTIVITIES:
Net loss                                                     $      (79,969)  $      (39,691)  $      (105,740) $       (27,195)
Adjustments to reconcile  net loss to net cash
  provided by (used in)  operating activities:
  Extraordinary loss on extinguishment of debt                           --               --            15,763               --
  Amortization of deferred taxes                                      3,771               --                --               --
  Depreciation and amortization                                      51,434           12,483            48,161           36,948
  Amortization of deferred financing costs                               --              609             2,410            2,131
  Provision for bad debts                                             1,325              150             1,022              919
  Non-cash interest expense                                          24,606           11,048            34,347            2,371
  Interest earned on restricted assets                               (6,896)          (4,629)          (18,203)              --
  Other                                                                (291)           1,644                --              (55)
  Limited Partners' interest in net loss of Orion Atlantic               --               --           (12,043)         (34,631)
  Changes in operating assets and liabilities:
     Accounts receivable                                             (3,578)          (1,408)           (2,923)          (2,203)
     Prepaid expenses and other current assets                         (502)             693            (2,277)            (286)
     Other assets                                                    (1,352)             201            (3,640)             (69)
     Accounts payable, accrued liabilities and other
       current liabilities                                           (1,367)          (2,186)           (2,393)          (3,163)
     Interest payable                                                12,403          (12,510)           16,180              579
     Customer deposits                                                5,071               23             1,612              177
     Deferred revenue                                                10,768              297            11,935           12,562
     Due from Loral                                                  (3,619)              --                --               --
                                                             --------------   --------------   ---------------  ---------------
Net cash provided by (used in) operating activities                  11,804          (33,276)          (15,789)         (11,915)
Investing activities:
Increase in restricted and segregated assets                        (12,000)              --          (419,187)         (10,000)
Uses of and transfers from restricted and segregated                273,960           35,938            90,500               --
assets
Satellite construction costs                                       (270,429)         (14,575)         (102,282)          (3,750)
Capital expenditures                                                (13,667)          (3,805)          (11,062)         (12,625)
Purchase of Teleport Europe GmbH, net of cash acquired                   --               --            (8,375)              --
Other                                                                    --               --                --              (38)
                                                             --------------   --------------   ---------------  ---------------
Net cash provided by (used in) investing activities                 (22,136)          17,558          (450,406)         (26,413)

Financing activities:
Limited Partners' capital contributions                                  --               --                --           30,135
Debt and equity financing costs                                          --               --           (26,122)          (2,265)
Proceeds from issuance of common stock, net of
  issuance costs                                                         --            2,117             2,153              343
Treasury stock purchase                                                  --               --               (91)              --
Proceeds from issuance of debt                                           --               --           770,397               --
Repayment of senior notes and notes payable                          (2,815)            (254)         (216,723)         (27,802)
Swap termination fee                                                     --               --            (5,288)              --
Payment of satellite incentives                                      (5,861)          (1,302)          (18,621)              --
Other                                                                 1,068           (1,051)           (1,689)          14,993
                                                             --------------   --------------   ---------------  ---------------
Net cash provided by (used in) financing activities                  (7,608)            (490)          504,016           15,404
                                                             --------------   --------------   ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                (17,940)         (16,208)           37,821          (22,924)
Cash and cash equivalents at beginning of period                     53,801           70,009            32,188           55,112
                                                             --------------   --------------   ---------------  ---------------
Cash and cash equivalents at end of period                   $       35,861   $       53,801   $        70,009  $        32,188
                                                             ==============   ==============   ===============  ===============

                 See notes to consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands unless otherwise indicated)

1.   ORGANIZATION AND BUSINESS

     Loral Orion, Inc. (the "Company" or "Loral Orion"), formerly known as Loral Orion Network Systems, Inc., is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of its subsidiary Guarantors, the Company's principal business is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. In 1998, Loral Orion organized its business into two distinct operating segments as follows (see Note 8):

       Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. The Company's fixed satellite services ("FSS") assets, will be managed by Loral Skynet effective January 1, 1999, and

       Data Services: Business in development, providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral Orion fleets.

ACQUISITION OF THE COMPANY BY LORAL

     On March 20, 1998, Orion Network Systems, Inc. ("Orion" or the "Predecessor Company") was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, Loral Satellite Corporation ("Merger Sub"), with and into Orion. Loral consummated the acquisition by issuing 18 million shares of its common stock and assuming existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. Orion was the surviving corporation (the "Surviving Corporation") of the Merger and thereby became a subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name has since been changed to "Loral Orion, Inc."

     The consolidated financial statements for the three months ended March 31, 1998 and as of and for the two years ended December 31, 1997 and 1996, respectively, reflect the results of operations of the Predecessor Company. The consolidated financial statements as of and for the nine months ended December 31, 1998 reflect the results of operations of Loral Orion, Inc. Hereafter, references to the "Company" include both Loral Orion, Inc and its predecessor, Orion Network Systems, Inc.

     Following the Merger, the capital stock of Loral Orion ceased to be publicly traded. However, the Company continues to have registered bonds outstanding.

     For accounting purposes, the Merger was accounted for as of March 31, 1998, using the purchase method. Accordingly, the consolidated balance sheet at December 31, 1998 reflects the push-down of the purchase price allocations to the assets and liabilities. The purchase price represented $447.7 million in excess of Orion's net book value, which was primarily allocated to costs in excess of net assets acquired of $619.7 million, and a fair value adjustment of $153.4 million to increase the carrying value of Orion's senior notes and senior discount notes. In addition, Loral agreed to assume Orion's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.3 million, to be amortized over the vesting period of the options.

     Had the acquisition of the Company occurred on January 1, 1997, the unaudited pro forma sales, operating loss and net loss for the years ended December 31, 1998 and 1997 would have been $83.4 million and $72.7 million; $58.8 million and $60.7 million; and $110.3 million and $113.7 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1997.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.  ORGANIZATION AND BUSINESS - (CONTINUED)

LORAL ORION SUBSIDIARIES

     All subsidiaries of Loral Orion ("Subsidiary Guarantors"), other than inconsequential subsidiaries, have unconditionally guaranteed the Notes (as defined below) on a joint and several basis. No restrictions exist on the ability of Subsidiary Guarantors to pay dividends or make other distributions to Loral Orion, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

                                                                            Jurisdiction of Organization
                        Subsidiary Name                                           or Incorporation
---------------------------------------------------------------             ----------------------------
Asia Pacific Space and Communications, Ltd.                                          Delaware
(merged with Loral Orion-Asia Pacific, Inc.)

International Private Satellite Partners, L.P.                                       Delaware
(doing business as Orion Atlantic, L.P.)
(merged with Loral Orion Services, Inc.)

Loral Global Services, Inc.                                                          Delaware

Loral Orion-Americas, Inc.                                                           Delaware

Loral Orion-Asia Pacific, Inc.                                                       Delaware
(formerly known as Orion Asia Pacific Corporation)

Loral Orion-Europe, Inc.                                                             Delaware
(formerly known as Orion Atlantic Europe, Inc.)

Loral Orion Global Services, Inc.                                                    Delaware

Orion Oldco Services, Inc.                                                           Delaware
(formerly known as Orion Network Systems, Inc.)

OrionNet Finance Corporation                                                         Delaware

OrionNet, Inc.                                                                       Delaware

Loral Orion Services, Inc.                                                           Delaware
(formerly known as Orion Satellite Corporation)

Loral Orion-Europe GmbH                                                  Federal Republic of Germany
(formerly known as Teleport Europe GmbH)

     Each of the Subsidiary Guarantors is a wholly owned subsidiary of the Company. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries). Separate financial statements of the Subsidiary Guarantors are not required to be presented.

ACQUISITION OF ORION ATLANTIC LIMITED PARTNERSHIP INTERESTS IN THE EXCHANGE

     Through January 31, 1997, Orion Satellite Corporation (whose name was previously changed to Loral Orion Services, Inc.) was the sole general partner in Orion Atlantic L.P. ("Orion Atlantic") and Loral Orion had a combined 41 2/3 percent equity interest in Orion Atlantic. As a result of Loral Orion's control of Orion Atlantic, Loral Orion's consolidated financial statements include the accounts of Orion Atlantic. All of Orion Atlantic's revenues and expenses are included in Loral Orion's consolidated financial statements, with appropriate adjustment to reflect the interests of the Limited Partners in Orion Atlantic's losses prior to the Exchange as described below. Loral Orion acquired all the remaining interests in Orion Atlantic

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.  ORGANIZATION AND BUSINESS - (CONTINUED)

on January 31, 1997 during the Exchange as described below. Loral Orion's consolidated financial statements also include the accounts of all other subsidiaries of Loral Orion.

     On January 31, 1997, the Company acquired all of the limited partnership interests which it did not already own in the Company's former operating subsidiary, Orion Atlantic, that owned the Orion 1 satellite prior to its merger with Loral Orion Services, Inc. Specifically, the Company acquired the Orion Atlantic limited partnership interests and other rights relating thereto held by British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., an affiliate of Matra Hachette, and Trans-Atlantic Satellite, Inc., an affiliate of Nissho Iwai Corp. (collectively, the "Exchanging Partners"). The Company accounted for this transaction as an acquisition of minority interest, and as a result, approximately $34.3 million was allocated to the cost of the Orion 1 satellite and related equipment.

     Pursuant to a Section 351 Exchange Agreement and Plan of Conversion (the "Exchange Agreement"), the Exchanging Partners exchanged their Orion Atlantic limited partnership interests for 123,172 shares of a newly created class of the Company's Series C Preferred Stock (the "Exchange"). In addition, the Company acquired certain rights held by certain of the Exchanging Partners to receive repayment of various advances (aggregating approximately $41.6 million at January 31, 1997. The 123,172 shares of Series C Preferred Stock issued in the Exchange were convertible into approximately 7 million shares of the Company's common stock. As a result of the Exchange, certain of the Exchanging Partners became principal stockholders of the Company. The exchange is described in greater detail under the caption "The Merger, the Exchange and the Debenture Investments" in the Company's Registration Statement on Form S-4 (Registration No. 333-19795).

     The Exchange and the acquisition by the Company of the only outstanding minority interest in the Company's subsidiary Asia Pacific Space and Communications, Ltd. from British Aerospace Satellite Investments, Inc. on January 8, 1997 (in exchange for approximately 86,000 shares of the Company's common stock) resulted in the Company owning 100 percent of Orion Atlantic and its other significant subsidiaries and, therefore, a greatly simplified corporate structure.

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

FINANCINGS

     On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one 11.25 percent Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of common stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5 percent Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant, and together with Senior Note Warrants, the "Warrants"). Interest on the Senior Notes will be payable semi-annually in cash on January 15 and July 15 of each year, with the first payment made on July 15, 1997. The Senior Discount Notes will not pay cash interest prior to July 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5 percent payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002. The exercise price

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.  ORGANIZATION AND BUSINESS - (CONTINUED)

for the Warrants will be $.01 per share of common stock. There were 697,400 Warrants issued in connection with the Notes (see Note 6).

     In addition, on January 31, 1997, the Company also completed the sale of $60 million of its convertible junior subordinated debentures (the "Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Debentures and Matra Marconi Space purchased $10 million of the Debentures (collectively, the "Debentures Offering", and together with the Bond Offering, the "Financings"). The Convertible Debentures were to mature in 2012, and bore interest at a rate of 8.75 percent per annum payable semi-annually in arrears solely in Common Stock of the Company. The Convertible Debentures were subordinated to all other indebtedness of the Company, including the Notes. Prior to the acquisition of the Company by Loral, all of the debentures had been converted to common stock.

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

ACQUISITION OF TELEPORT EUROPE GMBH

     On March 26, 1997, the Company acquired German-based Teleport Europe GmbH (now known as Loral Orion-Europe GmbH) ("Loral Orion Europe") a communications company specializing in private satellite networks for voice and data services. The Company purchased the shares of Loral Orion Europe held by the German companies, Vebacom GmbH and RWE Telliance AG, now known as o.tel.o for approximately $9 million. In addition, the Company acquired Loral Orion Europe's licenses and operating agreements to provide satellite network services in 40 countries, including 17 countries in which the Company previously did not provide service. The net purchase price of Orion Europe was $8.4 million and was allocated as follows:

                                                        (in thousands)
Working capital deficit, net of cash acquired....       $      (683)
Property and equipment ...........................            9,346
Other, net ......................................              (288)
                                                        -----------
                                                        $     8,375
                                                        ===========

The pro forma effect on net loss assuming the acquisition took place January 1, 1997 was not material.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements for the nine months ended December 31, 1998, for the three months ended March 31, 1998, and for the year ended December 31, 1997, include the accounts of Loral Orion, Inc., its wholly-owned subsidiaries and Orion Financial Partnership (OFP), in which Loral Orion holds a 50 percent interest. The consolidated financial statements for the year ended December 31, 1996, include the accounts of Orion, its two wholly-owned subsidiaries OrionNet, Inc. (OrionNet) and Orion Network Services, Inc., its former 83 percent owned subsidiary, Asia Pacific Space and Communications Ltd. (Asia Pacific), the OFP, in which Orion holds a 50 percent interest, and Orion Atlantic, in which Orion held a 41 2/3 percent ownership interest. Orion Network Services, Inc. as the general partner of Orion Atlantic, exercised control of Orion Atlantic through the provisions of the partnership agreement. All significant intercompany accounts and transactions have been eliminated. In January 1997, all of the outside interest in these entities, except for outside interests of OFP, were acquired.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - (CONTINUED)

CASH AND CASH EQUIVALENTS

     Orion considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes (in thousands):

                                                            DECEMBER 31,
                                                     --------------------------
                                                                       1997
                                                                     PREDECESSOR
                                                         1998         COMPANY
                                                     -----------  --------------
                   Cash ..................      $        3,919    $        2,256
                   Money market funds ....               4,985             2,544
                   Commercial paper ......              26,957            65,209
                                                --------------    --------------
                                                $       35,861    $       70,009
                                                ==============    ==============

RESTRICTED AND SEGREGATED ASSETS

     Restricted and segregated assets are classified as held to maturity and are recorded at cost and consist of the following (in thousands):

                                                            DECEMBER 31,
                                                     --------------------------
                                                                       1997
                                                                     PREDECESSOR
                                                         1998         COMPANY
                                                     -----------  --------------
U.S. treasury notes ....................       $       72,855    $      117,800
Commercial paper .......................                   --           216,697
Time deposits...........................                   --            22,393
Total restricted and segregated assets .               72,855           356,890
Less current portion ...................              (50,180)          (50,064)
                                               --------------    --------------
Long-term portion ......................       $       22,675    $      306,826
                                               ==============    ===============

     Included in restricted and segregated assets is $2.1 million and $3.7 million of accrued interest at December 31, 1998 and 1997, respectively. The balance at December 31, 1998 is restricted for use for interest payments on the Senior Notes through January 2000. The U.S. treasury notes held at December 31, 1998 mature between January 1999 and January 2000.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject Loral Orion to concentrations of credit risk consist principally of cash and cash equivalents, restricted and segregated assets and accounts receivable. The Company's cash and cash equivalents and restricted and segregated assets are maintained with high-credit-quality financial institutions. Management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to the Company's current customer base.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost except for the Orion 1 satellite which is recorded at estimated fair market value as of March 31, 1998, the date of the Loral Merger. Depreciation expense is calculated using the straight-line method over the estimated useful lives as follows:

              Satellite and related equipment..............    10.5 years
              Telecommunications equipment.................    2-7 years
              Furniture and computer equipment.............    2-7 years

     Costs incurred in connection with the construction and successful deployment of the Orion 1 satellite and related equipment are capitalized. Such costs include direct contract cost, allocated indirect costs, launch costs, launch insurance, construction period interest and the present value of satellite incentive payments. Similar costs for Orion 2 and Orion 3 are included in "Satellite construction in progress." Orion began depreciating the Orion 1 satellite over its estimated useful life commencing on the date of operational delivery in orbit, January 1995.

 VALUATION OF LONG-LIVED ASSETS AND COSTS IN EXCESS OF NET ASSETS ACQUIRED

     The carrying value of Loral Orion's long-lived assets and costs in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

DEFERRED FINANCING COSTS

     Deferred financing costs related to a debt financing that was being amortized over the period the debt was expected to be outstanding. The net deferred financing costs outstanding at March 31, 1998 were written off to costs in excess of net assets acquired associated with the Loral Merger. Accumulated amortization at December 31, 1998 and 1997 was $0 and $2.3 million, respectively. Deferred financing costs of $10.5 million relating to the Orion 1 Credit Facility were expensed in January 1997 in connection with the Financings and are included in the caption "Extraordinary loss on extinguishment of debt" for 1997.

COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired associated with the Merger with Loral amounted to $619.7 million, which is being amortized over 40 years using the straight-line method. Accumulated amortization relating to cost in excess of net assets acquired at December 31, 1998 was $11.7 million.

OTHER ASSETS

     Intangibles assets associated with the Loral Merger in 1998 are primarily amortized over the remaining useful life of Orion 1, which was approximately seven years at December 31, 1998. The net goodwill at December 31, 1997 was written off to costs in excess of net assets acquired associated with the Loral Merger. Accumulated amortization relating to other assets at December 31, 1998 and 1997 was $2.6 million and $6.2 million, respectively. The Company amortizes the FCC License application costs related to Orion 1 over the estimated useful life of the satellite.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Other assets, net of amortization as of December 31, 1998 and 1997, was as follows (in thousands):

                                                                         DECEMBER 31,
                                                                 ------------------------------
                                                                                     1997
                                                                                  PREDECESSOR
                                                                     1998           COMPANY
                                                                 ----------- ------------------


Goodwill (related to prior acquisition)..................        $           --   $        20,332
Note receivable .........................................                 2,476             3,039
FCC license application costs ...........................                 1,767             1,781
Intangible assets .......................................                15,261                --
Other  ..................................................                 3,404             2,027
                                                                 --------------   ---------------
                                                                 $       22,908   $        27,179
                                                                 ==============   ===============


FOREIGN CURRENCY TRANSLATION

     Results of operations for foreign entities, primarily the Company's Loral Orion-Europe GmbH subsidiary, are translated using average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders' equity (deficit) as accumulated other comprehensive income (loss).

INTEREST RATE MODIFICATION AGREEMENT

     Orion entered into an interest-rate swap and cap agreement to modify the interest characteristics of the Orion 1 Credit Facility from a floating to a fixed-rate basis. This agreement involved the receipt of floating rate amount in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential paid or received was accrued as interest rates changed and was recognized as an adjustment to interest expense. The fair value of the swap agreement was not recognized in the financial statements. This agreement was terminated in January 1997 in connection with the Financings discussed in Note 1. The Company had no such agreements in place at December 31, 1998 or 1997.

REVENUE RECOGNITION

     Revenue is recognized as earned in the period in which telecommunications and related services are provided.

     The following summarizes the Company's domestic and foreign revenues (in thousands):

                                                                           PREDECESSOR COMPANY
                                                             -----------------------------------------------
                                             NINE MONTHS      THREE MONTHS       YEARS ENDED DECEMBER 31,
                                                ENDED            ENDED         -----------------------------
                                            DECEMBER 31,        MARCH 31,
                                                1998              1998              1997             1996
                                            ------------     ------------      -------------    ------------
Revenues from unaffiliated customers:
    United States.......................     $     24,001    $       6,895     $     30,927     $     21,262
    Germany ...........................            14,617            4,517           15,437               --
    Other foreign ......................           25,990            7,378           22,284           14,572
Revenues from related parties...........               --               --            4,093            6,013
                                            -------------    -------------     ------------     ------------
Total services revenue..................     $     64,608    $      18,790     $     72,741     $     41,847
                                            =============    =============     ============     ============

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

     Following is a summary of components of the net deferred asset balance at December 31, 1998 and 1997 (in thousands):

                                                                 DECEMBER 31,
                                                         --------------------------------
                                                                              1997
                                                                          PREDECESSOR
                                                             1998           COMPANY
                                                        --------------   ----------------
Deferred tax assets:
Net operating loss carryforward .................       $       78,642    $       61,648
Amortization of premium and discount on
  Senior Notes and Senior Discount Notes ........               69,203            11,917
Amortization of intangibles .....................                 (928)            2,947
Other ...........................................                4,560             3,385
                                                        --------------    --------------
                                                               151,477            79,897
Deferred tax liabilities:
Depreciation ....................................               (3,678)          (16,289)
Other ...........................................                 (351)             (741)
                                                        --------------    --------------
                                                                (4,029)          (17,030)
                                                        --------------    --------------
Net deferred tax asset ..........................              147,448            62,867

Valuation allowance..............................              (93,533)          (62,867)
                                                        --------------    --------------
Net deferred tax asset, after
  valuation allowance............................       $       53,915    $          --
                                                        ==============    ==============

     At December 31, 1998, Loral Orion had approximately $225.9 million in net operating loss carryforwards which expire at varying dates from 2004 through 2013. The use of these loss carryforwards, may be limited under the Internal Revenue Code as a result of ownership changes experienced by Loral Orion. Due to uncertainty regarding its ability to realize the benefits of such net operating loss carryforwards and certain other net deferred tax assets, the Company established a valuation allowance against deferred tax assets of $93.5 million.

     In 1998, the Company is included in the U.S. federal income tax return for Loral. Pursuant to a tax sharing agreement for 1998 with Loral, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by Loral. For the nine months ended December 31, 1998, the Company recorded a receivable under this tax sharing agreement of approximately $4.9 million and a deferred tax provision of approximately $3.8 million, resulting in a net tax benefit of approximately $1.1 million. The Company's effective tax benefit rate (1%) differs from the federal statutory rate (35%), due to the valuation allowance established for the carryforward of the current year tax loss (29%) and the non-deductible amortization of cost in excess of net assets acquired (5%). The deferred tax asset of $53.9 million on the accompanying balance sheet primarily arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


STATEMENTS OF CASH FLOWS

     Non-cash investing and financing activities and supplemental cash flow information is (in thousands):

                                                                                           PREDECESSOR COMPANY
                                                                           ---------------------------------------------------
                                                       NINE MONTHS         THREE MONTHS            YEARS ENDED DECEMBER 31,
                                                          ENDED               ENDED            -------------------------------
                                                       DECEMBER 31,         MARCH 31,
                                                           1998                1998                1997                1996
                                                       ------------        -----------         -------------       -----------
Property and equipment financed by
   capital leases                                     $            --    $             --    $             --     $           482
Preferred stock dividend, net of forfeitures                       --              (1,387)              6,034               1,370
Conversion of redeemable preferred stock to
   common stock                                                    --              69,888              38,846                 805
Conversion of subordinated debentures,
   accrued interest and deferred financing
   costs to common stock                                           --              50,000              10,292                  --
Conversion of Company common stock to
   Loral common stock as the result of the
   Loral Merger                                                    --             469,000                  --                  --
Issuance of Series C preferred stock                               --                  --              94,000                  --
Issuance of common stock for preferred
   stock dividend                                                  --               5,458               2,070                  --
Issuance of common stock and warrants                              --               4,757              13,407                 300
Interest paid                                                  25,551              25,237              35,573              20,619
Acquisition of Teleport Europe, net of
   cash acquired                                                   --                  --               8,375                  --



     Included in accounts receivable and other current liabilities at December 31, 1998 and March 31, 1998 are customer deposits and up front fees of $3.4 million and in $1.1 million, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EARNINGS PER SHARE

         Earnings per share is not presented since it is not considered meaningful due to the Loral Merger and the recapitalization of the Company.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - (CONTINUED)

COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which established rules for the reporting and disclosure of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income (loss). Prior years amounts have been restated. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                       PREDECESSOR COMPANY
                                                                 -------------------------------
                                                NINE MONTHS       THREE MONTHS
                                                   ENDED             ENDED          YEAR ENDED
                                                DECEMBER 31,       MARCH 31,       DECEMBER 31,
                                                    1998              1998             1997
                                              --------------     -------------     -------------
Cumulative translation adjustment .......     $          616    $           --    $         (956)
                                              --------------    --------------    --------------
Accumulated other comprehensive
  income (loss) .........................     $          616                --    $         (956)
                                              ==============    ==============    ==============


ACCOUNTING PRONOUNCEMENTS

     For the year ended 1998 the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), see Note 8.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. The Company is required to adopt SFAS 133 on January 1, 2000.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.  ORION ATLANTIC

     Orion Atlantic was a Delaware limited partnership formed to provide international private communications networks and basic transponder capacity and capacity services (including ancillary ground services) to businesses and institutions with trans-Atlantic and intra-European needs. As of December 31, 1998, Orion Atlantic merged with Loral Orion Services, Inc. The business was organized by Orion Network Services, the general partner of Orion Atlantic. The principal purposes of Orion Atlantic was to finance the construction, launch and operation of up to two telecommunications satellites in geosynchronous orbit over the Atlantic Ocean and to establish a multinational sales and service organization. Eight international corporations, including Orion, invested a total of $90 million in equity as limited partners in Orion Atlantic. Orion Atlantic through January 1997, was financed by a credit facility which provided up to $251 million for the first satellite from a syndicate of major international banks led by Chase Manhattan Bank, N.A. In addition to their equity investments, the Limited Partners had agreed to lease capacity on the satellites up to an aggregate $155 million and had entered into additional contingent capacity lease contracts ("contingent call") up to an aggregate $271 million, as support for repayment of the senior debt. The firm capacity leases and contingent calls were payable over a seven-year period after the Orion 1 satellite was placed in service. In July 1995, January and July 1996 the Limited Partners (excluding the Company) paid $7.6 million, $18.0 million and $12.1 million, respectively, pursuant to the contingent calls. As discussed in Note 1, in January 1997, the Company acquired all of the limited partnership interests it did not already own in Orion Atlantic.

     Orion 1 -- The fixed base price of Orion 1, excluding obligations relating to satellite performance, aggregated $227 million. In addition to the fixed base price, the contract required payments in lieu of a further contract price increase, aggregating approximately $44 million through 2007. Such payments are due, generally, if 24 out of 34 satellite transponders are operating satisfactorily. Shortly after acceptance of the satellite in January 1995, the Company filed a warranty claim with the satellite manufacturer relating to one transponder that was not performing in accordance with contract specifications. In August 1995, Orion Atlantic received a one time refund of $2.75 million which was applied as a mandatory prepayment to the senior notes payable -- banks. The Company believes that since Orion 1 is properly deployed and operational, based upon industry data and experience, payment of the satellite performance obligation is highly probable and the Company capitalized the present value of this obligation of approximately $14.8 million as part of the cost of the satellite. The present value was estimated by discounting the obligation at 14 percent. As of March 31, 1998, in association with the Loral Merger, the obligation was revalued and recorded at approximately $16.2 million using a 12 percent discount rate over the remaining expected term.

     Redemption of STET Partnership Interest; Issuance of New Interest to Orion. -- In November 1995 Orion Atlantic redeemed the limited partnership interest held by STET (the "STET Redemption") for $11.5 million, including $3.5 million of cash and $8 million in 12 percent promissory notes due through 1997. STET's firm and contingent capacity leases remained in place until released by the Banks under the Orion 1 Credit Facility. STET's existing contractual arrangements with Orion Atlantic were modified in a number of respects, including (i) a reduction of approximately $3.5 million in amounts due by Orion Atlantic to Telespazio S.p.A., an affiliate of STET, over a ten-year period under contracts relating to the construction of Orion 2, back-up tracking, telemetry and command services through a facility in Italy and engineering consulting services, (ii) the establishment of ground operations and distribution agreements between Orion Atlantic and Telecom Italia, a subsidiary of STET, relating to Italy, and the granting to Telecom Italia of exclusive marketing rights relating to Italy for a period ending December 1998 conditioned upon Telecom Italia achieving certain sales quotas, and (iii) canceling exclusive ground operations and sales representation agreements between Orion Atlantic and STET (or its affiliates) relating to Eastern Europe.

     Orion Atlantic funded the STET Redemption by selling a new limited partnership interest to Orion for $8 million (including $3.5 million in cash and $4.5 million in 12 percent promissory notes due through 1997). In connection with the STET redemption, Orion agreed to indemnify Telecom Italia for payments which were made in July 1995 of $950,000 and which would be made in the future under its firm and contingent capacity agreements with Orion Atlantic and posted a $10 million letter of credit to support such indemnity. The Company accounted for this transaction as an acquisition of a minority interest and, as a result, approximately $3.1 million was allocated to the cost of the Orion 1 satellite and related equipment.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.  ORION ATLANTIC - (CONTINUED)

     During 1995, Orion Atlantic entered into agreements with certain Limited Partners (including the Company) under which the participating Limited Partners voluntarily gave up their rights to receive capacity under their firm capacity agreements through January 1996. The participating Limited Partners continued to make payments for such capacity but have the right to receive refunds from Orion Atlantic out of cash available after operating costs and payments under the Credit Facility. In addition, services revenue included $4.1 million and $6.0 million in 1997 and 1996 from Limited partners pursuant to the firm capacity commitments, not subject to refund. In connection with the Exchange described in
Note 1, such rights were acquired by the Company.

4.  COMMITMENTS AND CONTINGENCIES

     Orion 1 -- In November 1995, a portion of the Orion 1 satellite experienced an anomaly that resulted in a temporary service interruption, lasting approximately two hours, in the dedicated capacity serving the European portion of Orion Atlantic's services. Full service to all affected customers was restored using redundant equipment on the satellite. The Company believes, based on the data and the Telesat Report, that, because the redundant component is functioning fully in accordance with specifications and the performance record of similar components is strong, the anomalous behavior is unlikely to affect the expected performance of the satellite over its useful life. Furthermore, there has been no effect on the Company's ability to provide services to customers. However, in the event that the currently operating component fails, Orion 1 would experience a significant loss of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $47 million as of December 1998, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

     Orion 2 -- In July 1996, the Company signed a contract with Matra Marconi Space ("Matra") for the construction and launch of Orion 2 (which was amended and restated in January 1997) and in February 1997 Matra commenced construction of that satellite. During the second quarter of 1998, the Company entered into a satellite procurement contract with Space Systems/Loral ("SS/L"), a wholly owned subsidiary of Loral, for the construction and launch of the Orion 2 satellite for the operation in the Atlantic Ocean region at 12(0) W.L. (the "SS/L Conract"). The SS/L Contract provides for delivery in-orbit of the Orion 2 satellite aboard an Ariane 44L launch vehicle in the third quarter of 1999. The SS/L satellite design provides for 38 Ku-band transponder with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America.

     During 1998, the Company notified Matra that it cancelled its satellite procurement contract with Matra for the construction and launch of a satellite for operation in the Atlantic Ocean region at 12(0) W.L. (the "Matra Contract"). As a result of the cancellation of the Matra Contract, the Company will have no obligation to make further payments to Matra, but Matra retained amounts previously paid by the Company of $49.1 million. As of March 31, 1998, in association with the Loral Merger, these costs and other internal direct costs, totaling approximately $62 million, capitalized in connection with the construction of the Orion 2 satellite, were written off to costs in excess of net assets acquired.

     The Company believes that the Orion 2 satellite being procured from SS/L offers significant benefits compared to the Matra satellite. Loral Orion's cash will be used to fund the SS/L Contract up to an amount that, when added to the amounts previously paid to Matra, will not exceed $202 million, the total amount that would otherwise have been due to Matra if the Matra Contract had not been canceled. Any requirements to SS/L in excess of $202 million for Orion 2 will be funded with additional equity contributed by Loral. Through December 31, 1998, $128.4 million has been paid to SS/L for Orion 2. Moreover, the SS/L-designed satellite is both larger and more powerful than the Matra-designed satellite. The SS/L satellite will have 8 additional transponders and will provide greater transmitted power to Loral Orion's customers. The expected in-orbit life of the SS/L satellite is approximately 16 years compared to 13 years for the Matra satellite. The SS/L satellite is designed to provide enhanced transponder switching capabilities as compared to the Matra satellite and also allows for both uplinking and downlinking of transmissions from South Africa, while the Matra satellite would not have allowed for uplinking.

     Orion 3 -- In January 1997, the Company entered into a satellite procurement contract with Hughes Space for the construction and launch of Orion 3, for which construction commenced in December 1996. The contract provides for delivery in orbit of Orion 3, for a firm fixed price of $203 million, excluding launch insurance and $8 million of incentive payments. Orion 3 will cover broad areas of the Asia Pacific region including China, Japan, Korea, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     In November 1996, Orion entered into a contract with DACOM Corp. ("DACOM"), a Korean communications company, under which, subject to certain conditions, DACOM will purchase eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for the transponders. DACOM has deposited funds with Orion in accordance with the contract. As of December 31, 1998, Loral Orion had received $35.5 million from DACOM including interest of $1.5 million. As of December 31, 1997, Loral Orion had received $22.3 million from DACOM. Loral Orion maintained a $22.3 million letter of credit which was released on August 1, 1998. Orion had an obligation to maintain a letter of credit for seven months beginning on the lease commencement date in the amount of $44.8 million. Payments are subject to refund pending the successful launch and commencement of commercial operation of Orion 3.

     Agreements with Loral Skynet - During the fourth quarter of 1998, Loral completed its integration plan for Loral Orion and transferred management of Loral Orion's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999. Orion and Loral Skynet, a division of Loral SpaceCom Corporation, which in turn is a wholly-owned subsidiary of Loral, have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Orion (i) marketing and sales of satellite capacity services on the Orion satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Orion satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Orion will be charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee.

     Litigation -- On November 9, 1996, Orion and Skydata Corporation ("Skydata") executed a letter with respect to the settlement in full of pending litigation and arbitration related to a patent dispute. As part of the settlement, Skydata granted Orion (and its affiliates) an unrestricted, world-wide paid-up license to make, have made, use or sell products or methods under the patent and all other corresponding continuation and reissue patents. Orion has paid Skydata $437,000 during 1997 and 1998 as part of this settlement.

     Loral Orion is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on Loral Orion's financial position or results of operations.

     Other -- Orion has entered into operating leases, principally for office space. Rent expense was $1.9 million, $0.4 million, $1.3 million and $0.9 million for the nine months ended December 31, 1998, three months ended March 31, 1998 and years ended December 31, 1997 and 1996, respectively.

     Future minimum lease payments are as follows (in thousands):


                    1999............................      $      2,244
                    2000............................               416
                    2001............................                46
                    2002............................                46
                    2003............................                46
                    Thereafter......................               506
                                                          ------------
                                                          $      3,304
                                                          ------------

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                             DECEMBER 31,
                                                                     ---------------------------
                                                                                       1997
                                                                                    PREDECESSOR
                                                                         1998          COMPANY
                                                                     ----------- ----------------
Senior notes (net of premium of $64.6 at December 31,
  1998 and unamortized discount of $4.9 million at
  December 31, 1997) ..................................          $      507,573   $       440,100
Senior discount notes (maturity value of $484 million).                 408,812           292,337
Convertible junior subordinated debentures...........                        --            50,000
Notes payable - TT&C Facility..........................                   4,953             6,022
Satellite incentive obligations........................                  11,376             6,479
Other..................................................                     781             2,139
                                                                 --------------   ---------------
     Total long-term debt..............................                 933,495           797,077
Less: current portion..................................                  (1,826)           (6,406)
                                                                 --------------   ---------------
     Long-term debt less current portion...............          $      931,669   $       790,671
                                                                 ==============   ===============

     Total interest (including commitment fees, capitalized interest and amortization of deferred financing costs) incurred for the nine months ended December 31, 1998, three months ended March 31, 1998 and years ended December 31, 1997 and 1996 was $62.8 million, $24.5 million, $91.1 million and $27.8 million, respectively. Capitalized interest for the nine months ended December 31, 1998, three months ended March 31, 1998 and year ended December 31, 1997, was $16.4 million, $3.3 million and $7.3 million, respectively. No capitalized interest was recorded in 1996. Aggregate annual maturities of long-term debt consist of the following (in thousands):


                         1999.......................  $         1,826
                         2000.......................            1,985
                         2001.......................            2,382
                         2002.......................            2,891
                         2003.......................            1,728
                         Thereafter.................          922,683
                                                      ---------------
                                                      $       933,495
                                                      ===============

     Senior Notes and Senior Discount Notes -- On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consists of one
11.25 percent Senior Note due 2007 (a "Senior Note") and one Warrant to purchase
0.8463 shares of common stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consists of one 12.5 percent Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant and together with the Senior Note Warrants, the "Warrants"). Interest on the Senior Notes is payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes do not pay cash interest prior to January 15, 2002. Thereafter, cash interest accrues until maturity at an annual rate of 12.5 percent payable semi-annually on January 15, and July 15 of each year, commencing July 15, 2002. The exercise price for the Warrants is $.01 per share of common stock of the Company. These warrants were assumed by Loral as a result of the Loral Merger. The Company made cash interest payments of $25.0 million and $24.9 million in January 1998 and July 1998 on the Senior Notes. The indentures supporting the Senior Notes and the Senior Discount Notes contain certain covenants which, among other things, restrict distributions to stockholders of the Company, the repurchase of equity interests in the Company and the making of certain other investments and restricted payments, the incurrence of additional indebtedness by the Company and its restricted subsidiaries, the creation of liens, certain asset sales, transaction with affiliates and related parties, and mergers and consolidations. The Company is in compliance with the requirements of such

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.  LONG-TERM DEBT - (CONTINUED)

indentures. The exercise price for the Warrants will be $.01 per share of common stock. There were 697,400 Warrants issued in connection with the Notes (see Note
6). On May 27, 1998, $2 million of Senior Notes were redeemed at 101 percent of the principal amount of the notes plus accrued interest to the payment date, and resulted in a gain on retirement of debt of approximately $.3 million.

     Convertible Junior Subordinated Debentures -- On January 31, 1997, in connection with the Financings discussed in Note 1, the Company completed the sale of $60 million of its convertible junior subordinated debentures (the "Convertible Debentures") to two investors, British Aerospace Holdings, Inc. ("British Aerospace") and Matra Marconi Space UK Limited ("Matra Marconi Space"). British Aerospace purchased $50 million of the Convertible Debentures and Matra Marconi Space purchased $10 million of the Convertible Debentures. The Convertible Debentures were to mature in 2012, and bore interest at a rate of
8.75 percent per annum that was to be paid semi-annually in arrears solely in Common Stock of the Company. The Convertible Debentures were subordinated to all other indebtedness of the Company, including the Notes. Matra Marconi Space converted their $10 million of Convertible Debentures and accrued interest into 735,292 shares of common stock in December 1997. In March 1998, British Aerospace converted their $50 million of Convertible Debentures and accrued interest into approximately 3.6 million shares of common stock. As of December 31, 1998, all of the debentures had been converted to common stock.

     The net proceeds of the Bond Offering and Debentures Offering were used by the Company to repay the Orion 1 credit facility, pre-fund the first three years of interest payments on certain of the Notes, and will be used to build and launch two additional satellites, Orion 2 and Orion 3.

     The extraordinary loss on extinguishment of debt of $15.8 million in 1997 was the result of expensing, unamortized deferred financing costs associated with the Orion 1 credit facility which was refinanced with the proceeds from the Bond Offering and termination of a interest rate cap agreement.

     Note Payable - TT&C Facility -- In June 1995 upon acceptance of the TT&C Facility, the Company refinanced $9.3 million from General Electric Credit Corporation as a seven-year term loan, payable monthly. The interest rate is fixed at 13.5 percent. The TT&C debt is secured by the TT&C Facility, the Satellite Control System Contract and Orion Atlantic's leasehold interest in the TT&C Facility land. The TT&C financing agreement contains customary representations, warranties and covenants regarding certain activities of the Company. The Company is in compliance with the requirements of the financing agreement.

     Satellite Incentive Obligations --The obligations relating to satellite performance have been recorded at the present value (discounted at 14 percent for the Predecessor Company and 12 percent after the Loral Merger, the Company's estimated incremental borrowing rate for unsecured financing) of the required payments commencing at the originally scheduled maturity of the senior notes payable to banks and continuing through 2007. Under the terms of the construction contract, payment of the obligation is delayed until such time as payment is permitted under the senior notes payable to banks. During 1998, payments aggregating $7.2 million were made pursuant to this obligation.

     Notes Payable - STET -- In connection with the STET Redemption, the Company issued $8 million of promissory notes bearing interest at 12 percent per annum. Payments were due as follows: $2.5 million plus accrued interest paid on December 31, 1996; $3.5 million plus accrued interest on the earlier of December 31, 1997 or the refinancing of the senior notes payable-banks; and the remaining $2.0 million in monthly installments of $0.2 million plus accrued interest beginning January 1997. At December 31, 1997, the $8 million promissory notes issued in connection with the STET Redemption had been repaid.

     Notes Payable - Limited Partners -- In January 1997, the Company issued Series C Convertible Preferred Stock in exchange for the Preferred Participation Units (PPUs) aggregating $8.1 million due to certain former Limited Partners for development of Orion Atlantic's network services business. Holders of PPUs earned interest on aggregate amounts drawn at the rate of 30 percent per annum. As of March 31, 1998, the Series C Convertible Preferred Stock issued in exchange for the PPUs have been converted to common stock.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

     As of March 31, 1998, all of the redeemable convertible preferred stock outstanding at December 31, 1997, including accrued dividends on Series C Preferred Stock were converted to approximately 6.1 million shares of common stock at prices ranging from $8.50 to $17.80 per share.

     Redeemable Preferred Stock

     In June 1994, Orion issued 11,500 shares of Series A 8 percent Cumulative Redeemable Convertible Preferred Stock at $1,000 per share and granted an option to purchase an additional 3,833 shares of similar preferred stock at $1,000 per share. Dividends on preferred stock accrued at 8 percent per year and were payable as and when declared. Orion could redeem the preferred stock at the amount invested plus accrued and unpaid dividends. Upon such a redemption, the preferred stockholders were to receive a warrant to acquire at $8.50 per share the number of shares of common stock into which the preferred stock was convertible. The 11,500 shares issued were convertible into 1,352,941 shares of common stock ($8.50 per share). Upon conversion accrued and unpaid dividends were forfeited. After Orion issued preferred stock (along with warrants and options to make an additional investment) in June 1994, the Directors and affiliates of Directors who purchased common stock in December 1993 and the institutions and other investors who purchased common stock in June 1994 each exercised its right to receive preferred stock (along with warrants and options to make an additional investment) in exchange for the common stock previously acquired and Orion issued an aggregate of 3,000 shares of Series A Preferred Stock and related options for 1,000 shares to such persons and entities. The 3,000 shares issued were convertible into 352,941 shares of common stock ($8.50 per share). Through December 31, 1997, 7,567 shares of preferred stock were converted into 890,235 shares of common stock. The remaining 6,933 shares outstanding were convertible into 815,647 shares of common stock at December 31, 1997. All Series A Preferred Stock outstanding was converted into common stock in connection with the Loral Merger.

         In June 1995, certain Directors, affiliates of Directors, and certain holders of Series A Preferred Stock purchased 4,483 shares of Series B Preferred Stock for approximately $4.5 million. This purchase was pursuant to an option granted in June 1995 to purchase $1 of preferred stock similar to the Series A Preferred Stock for each $3 of Series A Preferred Stock purchased in June 1994, except that such similar preferred stock would be convertible at any time with Common Stock at a price within a range of $10.20 to $17.00 per share of common stock based upon when the option is exercised. The Series B Preferred Stock had rights, designations and preferences substantially similar to those of the Series A Preferred Stock, and was subject to similar covenants, except that the Series B Preferred Stock was convertible into 439,510 shares of Common Stock at an initial price of $10.20 per share, subject to certain anti-dilution adjustments, and purchases of Series B Preferred Stock did not result in the purchaser receiving any rights to purchase additional preferred stock. Through December 31, 1997, 2,424 shares of preferred stock were converted into 237,647 shares of common stock. The remaining 2,059 shares outstanding were convertible into 201,862 shares of common stock at December 31, 1997. All Series B Preferred Stock outstanding was converted into common stock in connection with the Loral Merger.

         In January 1997, Orion issued 123,172 shares of Series C Cumulative Redeemable Preferred Stock to British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., and Trans-Atlantic Satellite, Inc. in exchange for their Orion Atlantic partnership interests. Dividends on the preferred stock accrued at 6 percent per year and were distributable in the Company's common stock calculated based on the market price of such stock under a formula provided in the Certificate of Designations. The shares were convertible into approximately 7 million shares ($17.50 per share) of the Company's common stock. Through December 31, 1997, 40,531 shares of preferred stock, including dividends, were converted into approximately 2.4 million shares of common stock. Series C Cumulative Preferred Stock was recorded net of deferred offering costs of approximately $3.3 million. The Series C Cumulative Preferred Stock was subject to mandatory redemption at par value in 25 years. The difference between the carrying value and par value was being accreted over such period.

     The preferred stock had a liquidation preference equal to the amount invested plus accrued and unpaid dividends. Preferred stockholders were entitled to vote on an as-converted basis and had the right to put the stock to Loral Orion upon a merger, change of control or sale of substantially all assets at the greater of liquidation value or fair value. All Series C Preferred Stock was converted into common stock in connection with the Loral Merger.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY - (CONTINUED)

Stockholders' Equity

     1987 Employee Stock Option Plan - Under the 1987 Employee Stock Option Plan, 1,470,588 shares of common stock were reserved for issuance upon exercise of options granted. Shares of common stock were generally purchased under this plan at prices not less than the fair market value, as determined by the Board of Directors, on the date the option was granted.

     Stock options outstanding at:

                                                         PREDECESSOR COMPANY
                                          -----------------------------------------------
                                             MARCH 31,      DECEMBER 31,     DECEMBER 31,
                                               1998             1997             1996
                                          -------------  ---------------  ---------------

Range of exercise price..............      $8.16 - $12.29   $8.16 - $12.29  $8.16 - $12.24

Outstanding at  beginning of year ...          1,174,310          911,663          971,469
Granted during year..................                 --          400,670          122,750
Exercised............................           (157,041)         (81,383)         (37,629)
Canceled                                          (1,250)         (56,640)        (144,927)
Converted to options to acquire
  Loral common stock ................         (1,016,019)              --               --
                                           -------------    -------------   --------------
Outstanding at end of year...........                 --        1,174,310          911,663
                                           =============    =============   ==============

     In November 1993, stock options for 95,588 shares of common stock were granted to key executives which may be exercised only upon the achievement of certain business and financial objectives. At December 31, 1995, the executives had earned the right to exercise 40,441 of these options based on the achievement of such objectives. The remaining options were canceled during 1996.

     Stock options vested annually over a one to five-year period. All options were exercisable up to seven years from the date of grant. The Company's 1987 Employee Stock Option Plan expired in 1997. No further shares are available for grant under this plan. There were 506,803 and 429,265 options exercisable at December 31, 1997 and 1996, respectively.

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

     In March 1998, the 1997 Employee Stock Option Plan was assumed by Loral and all outstanding options were converted to options to acquire Loral common stock.

     Non-Employee Director Stock Option Plan - In 1996, Orion adopted a Non-Employee Director Stock Option plan. Under this plan, 380,000 shares of common stock were reserved for issuance. During 1997, there were 80,000 options granted pursuant to this plan at $9.60 per share. At December 31, 1997, aggregate options outstanding pursuant to this plan totaled 270,000, of which, 180,000 were exercisable at prices ranging from $8.49 to $12.53 per share.

     In March 1998, the Non-Employee Director Stock Option Plan was assumed by Loral and all outstanding options were converted to options to acquire Loral common stock.

     1997 Employee Stock Option Plan - In 1997, Orion adopted a second stock option plan. Under this plan, as amended, 1,300,000 shares of common stock were reserved for issuance upon exercise of options granted. Shares of common stock could be purchased under this plan at prices not less than the fair value as determined by the Board of Directors, on the date the option were granted.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY - (CONTINUED)

     Compensation expense relating to these plans was not significant.

     Stock options outstanding at:

                                                 PREDECESSOR COMPANY
                                             ----------------------------
                                             MARCH 31,       DECEMBER 31,
                                                1998             1997
                                          ----------------  ---------------


Range of exercise price.............      $9.30 - $17.06    $9.30 - $17.06
                                          ================  ================

Outstanding at beginning of year....             552,000                --
Granted during year.................                  --           556,000
Exercised  .........................              (5,000)               --
Canceled   .........................             (80,000)           (4,000)
Converted to options to acquire
  Loral common stock ...............            (467,000)               --
                                           -------------     -------------
Outstanding at end of year..........       $          --     $     552,000
                                           =============     ==============

     There were 62,500 options exercisable at December 31, 1997.

     In March 1998, the 1997 Employee Stock Option Plan was assumed by Loral and all outstanding options were converted to options to acquire Loral common stock.

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock based award programs, because the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock Based Compensation ("SFAS 123") which is effective for awards after January 1, 1996, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the employee award equals the market price of the underlying stock on the date of grant, as has been the case historically with the Company's awards, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share required by SFAS 123, has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes valuation model with the following assumptions:



                                                        PREDECESSOR COMPANY
                                            ----------------------------------------
                                            MARCH 31,
                                               1998            1997             1996
                                            -------------  -------------   ----------

Risk-free interest rate .............          6.5%             6.5%            6.5%
Expected dividend yields ............          0.0%             0.0%            0.0%
Expected life of option .............        6.5 years       6.5 years        5.8 years
Volatility of the Company's stock ...           69%             69%              68%

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The effect of applying SFAS 123 on pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things,
(1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. The Company's adjusted pro forma information are as follows (in thousands, except per share information):

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY - (CONTINUED)


                                                               PREDECESSOR COMPANY
                                                  -------------------------------------------
                                                   THREE MONTHS
                                                       ENDED
                                                     MARCH 31,
                                                       1998             1997           1996
                                                  --------------    ------------   ----------
Adjusted pro forma net loss ................       $      (40,777) $   (110,703)   $     (28,031)
                                                  ===============  ============    =============
Adjusted pro forma net loss per share ......       $           --  $     (10.03)   $       (2.68)
                                                  ===============  ============    =============

     401(k) Profit Sharing Plan -- In September 1996, Orion amended the 401(k) profit sharing plan. Under this plan, 100,000 shares of common stock are reserved for issuance as the Company's discretionary match of employee contributions. The Company's matching contributions may be made in either cash or in the equivalent amount of the Company's common stock. For the four months ended April 30, 1998 and the year ended December 31, 1997, the Company's matching contribution was 3,341 and 10,480 shares of the Company's common stock with a value of approximately $60,000 and $180,000, respectively.

     Effective May 1, 1998, the 401(k) Profit Sharing Plan was merged into the Loral Space and Communications, Ltd. Savings Plan and $0.8 million of matching contributions were incurred in this plan for the period May 1, 1998 through December 31, 1998.

     Stock Purchase Plan -- In September 1996, Orion adopted an employee stock purchase plan. Under this plan, 500,000 shares of common stock are reserved for issuance. Shares of common stock were purchased under this plan through payroll deduction. The purchase price of each share of common stock purchased under the plan was 85 percent of the fair market value of the common stock on the measurement date. During 1998 and 1997 the Company issued 20,180 and 27,731 shares, respectively, pursuant to the Plan. In March 1998 the Stock Purchase Plan was terminated.

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

     Warrants outstanding at:

                                                         PREDECESSOR COMPANY
                                          ---------------------------------------------------
                                             MARCH 31,       DECEMBER 31,     DECEMBER 31,
                                               1998              1997             1996
                                          ---------------   --------------   -----------------
Range of exercise price.............       $0.01 - $14.00   $0.01 - $14.00   $9.79 - $14.00
                                          ===============   ==============   ==============

Outstanding at beginning of year....             740,550          142,115           553,768
Granted during year.................                  --          697,400            50,000
Exercised  .........................              (2,518)         (96,159)               --
Canceled   .........................                  --           (2,806)         (461,653)
Converted to warrants to acquire
  Loral common stock ...............            (738,032)              --                --
                                          --------------    -------------    --------------
Outstanding at end of year..........                  --          740,550           142,115
                                          ==============    =============    ==============

     There were 690,550 and 92,115 warrants exercisable at December 31, 1997 and 1996, respectively.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY - (CONTINUED)

     The holders of preferred stock also hold warrants to purchase 1,017,509 shares of common stock at the conversion price of such preferred stock. These warrants do not become exercisable unless Orion exercises its right to repurchase the preferred stock at the liquidation value, plus accrued and unpaid dividends. As of March 31, 1998, these warrants were forfeited as a result of the conversion of all preferred stock to common stock.

     In January 1997, the Company issued Senior Note Warrants and Senior Discount Note Warrants to acquire 376,608 and 320,792 shares of common stock, respectively at $.01 per share in connection with the Bond Offering. The warrants were not exercisable prior to six months after the closing date of the Bond Offering and became separately transferable from the Notes six months from date of issuance. The estimated fair value of the warrants aggregating $9.6 million was allocated $5.2 million to Senior Notes and $4.4 million to Senior Discount Notes as debt discount. At December 31, 1997, 6,850 warrants were converted into 5,797 shares of common stock. In March 1998, the warrants were converted to warrants to purchase Loral common stock.

     Shares Reserved for Issuance - The Company had 0 shares and 14,036,809 shares of common stock at December 31, 1998 and 1997, respectively, reserved for issuance upon conversion of debentures and preferred stock, exercise of outstanding stock options and warrants, and common stock issued under the stock purchase and 401(k) profit sharing plans.

     Loral's 1996 Stock Option Plan - Certain employees of Loral Orion participate in Loral's 1996 Stock Option Plan. Under this plan, options are granted at the discretion of Loral's Board of Directors to employees of Loral and its affiliates. Such options become exercisable as determined by the Board, generally over five years, and generally expire no more than 10 years from the date of grant. For the nine months ended December 31, 1998, Loral granted certain key employees of Loral Orion options to purchase shares of Loral common stock at a weighted average price of $24.55 per share (weighted average fair value of $5.88 per share). No options were exercised, and at December 31, 1998, options to purchase 513,420 shares were outstanding, 1,200 of which were exercisable.

     As described above, Loral Orion accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma net income (loss). Loral Orion adopted the fair value method. SFAS No. 123 requires that equity instruments granted to an employee by a principal stockholder be included as part of the disclosure. The pro forma incremental effect on net loss required to be disclosed under SFAS No. 123 is approximately $1.9 million for the nine months ended December 31, 1998.

7.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Other than amounts due under the Senior Notes and Senior Discount Notes, Orion believes that the carrying amount reported in the balance sheet of its other financial assets and liabilities approximates their fair value at December 31, 1998. The fair value of the Company's Senior Notes and Senior Discount Notes was estimated based on quoted market prices, at December 31, 1998 and 1997, to be approximately $438.6 million and $304.9 million, and $511.8 million and $377.5 million, respectively.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.  SEGMENTS

     The Company has two reportable business segments: Fixed Satellite Services and Data Services (see Note 1).

     In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. The accounting policies of the reportable segments are the same as those described in Note 2.

     Summarized financial information concerning the reportable segments is as follows:


                       NINE MONTHS ENDED DECEMBER 31, 1998
                               SEGMENT INFORMATION
                                  (IN MILLIONS)


                                                 FIXED                                TOTAL
                                               SATELLITE            DATA           REPORTABLE
                                                SERVICES          SERVICES          SEGMENTS         CONSOLIDATED
                                             ---------------   ---------------   --------------      -------------

Revenue from external customers ......       $          25.2   $          39.4   $         64.6      $        64.6
                                             ===============   ===============   ==============      =============
EBITDA (1)............................       $          21.2   $         (13.2)  $          8.0      $         8.0
Depreciation and amortization ........                  41.6               9.8             51.4               51.4
Merger costs .........................                   --                --                --                 .6
                                             ---------------   ---------------   --------------      -------------
Income (loss) from operations ........       $         (20.4)  $         (23.0)  $        (43.4)     $       (44.0)
                                             ===============   ===============   ==============      =============
Capital expenditures .................       $         272.1   $          12.0   $        284.1      $       284.1
                                             ===============   ===============   ==============      =============
Total assets .........................       $       1,355.4   $          56.3   $      1,411.7      $     1,417.5
                                             ===============   ===============   ==============      =============



                        THREE MONTHS ENDED MARCH 31, 1998
                               SEGMENT INFORMATION
                               PREDECESSOR COMPANY
                                  (IN MILLIONS)

                                                 FIXED                                TOTAL
                                               SATELLITE           DATA           REPORTABLE
                                                SERVICES          SERVICES          SEGMENTS         CONSOLIDATED
                                             ---------------   ---------------   --------------      -------------
Revenue from external customers ......       $           7.9   $          10.9   $         18.8      $        18.8
                                             ===============   ===============   ==============      =============
EBITDA (1)............................       $           6.7   $          (5.7)  $          1.0      $         1.0
Depreciation and amortization ........                   9.6               2.9             12.5               12.5
Merger costs .........................                   --                --                --               12.2
                                             ---------------   ---------------   --------------      -------------
Income (loss) from operations.........       $         (2.9)   $          (8.6)  $        (11.5)     $       (23.7)
                                             ===============   ===============   ==============      =============
Capital expenditures .................       $         14.8    $           3.6   $         18.4      $        18.4
                                             ===============   ===============   ==============      =============
Total assets .........................       $      1,381.8    $          49.4   $      1,431.2      $     1,431.2
                                             ===============   ===============   ==============      =============


     With the exception of the Company's satellite in orbit, the Company's long-lived assets are primarily located in the United States, Germany and other foreign countries, and at December 31, 1998, amounted to approximately, $979 million, $6 million and $13 million, respectively.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.  SEGMENTS - (CONTINUED)

                                                       1997
                                                SEGMENT INFORMATION
                                                PREDECESSOR COMPANY
                                                   (in millions)

                                                 FIXED                                TOTAL
                                               SATELLITE           DATA           REPORTABLE
                                                SERVICES          SERVICES          SEGMENTS         CONSOLIDATED
                                             ---------------   ---------------   --------------      -------------

Revenue from external customers ......       $          31.3   $          41.4   $         72.7      $        72.7
                                             ===============   ===============   ==============      =============
EBITDA (1)............................                  21.3             (16.2)             5.1                5.1
Depreciation and amortization ........                  34.1              14.1             48.2               48.2
                                             ---------------   ---------------   --------------      -------------
Income (loss) from operations.........       $         (12.8)  $         (30.3)  $        (43.1)     $       (43.1)
                                             ===============   ===============   ==============      =============
Capital expenditures .................       $         102.3   $          11.0   $        113.3      $       113.3
                                             ===============   ===============   ==============      =============
Total assets .........................       $         849.0   $          47.5   $        896.5      $       896.5
                                             ===============   ===============   ==============      =============

                                                       1996
                                                SEGMENT INFORMATION
                                                PREDECESSOR COMPANY
                                                   (IN MILLIONS)
                                                 FIXED                                TOTAL
                                               SATELLITE           DATA           REPORTABLE
                                                SERVICES          SERVICES          SEGMENTS         CONSOLIDATED
                                             ---------------   ---------------   --------------      -------------
Revenue from external customers ......       $          24.9   $          17.0   $         41.9      $        41.9
                                             ===============   ===============   ==============      =============
EBITDA 1..............................                  13.4             (12.8)             0.6                0.6
Depreciation and amortization ........                  30.3               6.6             36.9               36.9
                                             ---------------   ---------------   --------------      -------------
Income (loss) from operations ........       $         (16.9)  $         (19.4)  $        (36.3)     $       (36.3)
                                             ===============   ===============   ==============      =============
Capital expenditures .................       $           3.8   $          12.6   $         16.4      $        16.4
                                             ===============   ===============   ==============      =============
Total assets .........................       $         327.8   $          30.5   $        358.3      $       358.3
                                             ===============   ===============   ==============      =============

----------------------------
(1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization and merger costs) is provided because it is a measure commonly used in the communication industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral Orion's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  CONDENSED FINANCIAL INFORMATION OF LORAL ORION, INC.

     Presented below are condensed balance sheets of Loral Orion, Inc. (parent company only basis) at December 31, 1998 and 1997. All material contingencies, obligations and guarantees of Loral Orion, Inc. have been separately disclosed in the preceding notes to the financial statements.





                  CONDENSED BALANCE SHEETS OF LORAL ORION, INC.
                           (PARENT COMPANY ONLY BASIS)

                                                                             DECEMBER 31,
                                                                  ----------------------------------
                                                                                            1997
                                                                                        PREDECESSOR
                                                                      1998                COMPANY
                                                                  --------------     ---------------
ASSETS
Current assets:
  Restricted assets .....................................         $      50,180       $       50,064
  Receivable from subsidiaries ..........................               489,384                   --
                                                                  -------------       --------------
       Total current assets..............................               539,564               50,064
Restricted and segregated assets ........................                22,675              284,433
Investment in and advances to subsidiaries ..............               591,421              460,572
Deferred income taxes ...................................                53,915                   --
Due from Loral ..........................................                 3,619                   --
Costs in excess of net asset acquired associated
  with the Loral merger, net ............................
Other assets, net .......................................                15,261               42,021
                                                                  -------------       --------------
       Total assets......................................         $   1,834,470        $     837,090
                                                                  =============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Payables to subsidiaries ..............................         $     490,984        $          --
  Accrued liabilities ...................................                 5,166                   --
  Other current liabilities .............................                    --                   --
  Interest payable senior notes and debentures ..........                22,842               24,768
                                                                  -------------       --------------
       Total current liabilities.........................               518,992               24,768
Long term debt ..........................................               916,387              782,437
Redeemable preferred stock...............................                    --               76,734
Stockholders' equity (deficit)...........................               399,091              (46,849)
                                                                  -------------       --------------
       Total liabilities and stockholders' equity (deficit)       $   1,834,470        $     837,090
                                                                  =============       ==============

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     9.  CONDENSED FINANCIAL INFORMATION OF LORAL ORION, INC. - (CONTINUED)



                              CONDENSED STATEMENTS OF OPERATIONS OF LORAL ORION, INC.
                                            (PARENT COMPANY ONLY BASIS)

                                                                                                 PREDECESSOR COMPANY
                                                                               ----------------------------------------------------
                                                         NINE MONTHS           THREE MONTHS           YEARS ENDED DECEMBER 31,
                                                            ENDED                 ENDED
                                                         DECEMBER 31,           MARCH 31,
                                                             1998                  1998              1997            1996
                                                       ----------------      ----------------  ---------------- --------------------

Services revenue  ...................................   $           --        $           --   $           --   $           34
Operating expenses and other income:
   General and administrative .......................               40                    --            2,170            3,832
   Interest expense (income), net....................           54,644                18,285           57,069           (1,884)
   Depreciation and amortization ....................           14,375                    --               --               --
   Other (income), net ..............................             (274)                   --               --               --
   Merger costs   ...................................               --                12,145               --               --
                                                       ----------------      ----------------  ---------------- ---------------
   Total operating expenses and other income.........           68,785                30,430           59,239            1,948
Equity in net losses of subsidiaries ................           12,289                 9,261           46,501           25,281
Income tax benefit ..................................           (1,105)                   --               --               --
                                                       ----------------      ----------------  ---------------- ---------------
Net loss ............................................          (79,969)              (39,691)        (105,740)         (27,195)
Preferred dividends .................................               --                (1,387)              --               --
                                                       ----------------      ----------------  ---------------- ---------------
Net loss attributable to common stockholders .......    $      (79,969)       $      (38,304)  $     (105,740)  $      (27,195)
                                                       ===============       ===============   ================ ===============

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     9. CONDENSED FINANCIAL INFORMATION OF LORAL ORION, INC. - (CONTINUED)





                              CONDENSED STATEMENTS OF CASH FLOWS OF LORAL ORION, INC.
                                            (PARENT COMPANY ONLY BASIS)

                                                                                            PREDECESSOR COMPANY
                                                                          ------------------------------------------------------
                                                         NINE MONTHS      THREE MONTHS               YEARS ENDED DECEMBER 31,
                                                            ENDED            ENDED
                                                         DECEMBER 31,      MARCH 31,
                                                             1998             1998                  1997                  1996
                                                       ---------------- ----------------      ----------------      ----------------
NET CASH PROVIDED BY (USED IN) OPERATIONS............   $      (24,320)  $      (37,300)      $       (22,806)       $       (4,047)

INVESTING ACTIVITIES:
  Advances to subsidiaries...........................         (247,640)            (755)             (407,093)              (15,529)
  Increase in restricted and segregated assets ......               --               --              (406,938)                   --
  Release of restricted and segregated assets .......          273,960           35,938                90,501                    --
  Capital expenditures...............................               --               --                    --                  (504)
                                                       ---------------- ----------------      ----------------      ----------------
  Net cash provided by (used in) investing
     activities......................................           26,320           35,183              (723,530)              (16,033)

FINANCING ACTIVITIES:
  Proceeds from issuance of debt, net ...............               --               --               744,275                    --
  Proceeds from issuance of redeemable
    preferred stock..................................               --               --                 2,152                    --
  Proceeds from issuance of common stock.............               --            2,117                    --                   343
  Purchase of treasury stock ........................               --               --                   (91)                   --
  Repayment of senior notes payable..................           (2,000)              --                    --                (2,496)
                                                       ---------------- ----------------      ----------------      ----------------
  Net cash provided by (used in) financing
    activities ......................................           (2,000)           2,117               746,336                (2,153)
                                                       ---------------- ----------------      ----------------      ----------------
  Net (decrease) increase in cash and cash
    equivalents......................................               --               --                    --               (22,233)
Cash and cash equivalents at beginning of year.......               --               --                    --                48,798
                                                       ---------------- ----------------      ----------------      ----------------
Cash and cash equivalents at end of year.............   $           --   $           --       $            --        $       26,565
                                                       ================ ================      ================      ================

     Basis of presentation -- In these parent company-only condensed financial statements, Orion's investment in subsidiaries is stated at cost less equity in the losses of subsidiaries since date of inception or acquisition.

     Loral Orion , Inc. ("Loral Orion"), a Delaware company, is a holding company which is the ultimate parent of all Loral Orion subsidiaries. The accompanying financial statements reflect the financial position, results of operations and cash flows of Loral Orion on a separate company basis. All subsidiaries of Loral Orion are reflected as investments accounted for under the equity method of accounting. Accordingly intercompany payables and receivables have not been eliminated.

     Loral Orion's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are intercompany payables and receivables resulting primarily from the funding of operations and the construction of Loral Orion satellites.

     No cash dividends were paid to Loral Orion by its affiliates during nine months ended December 31, 1998, the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands):



                                                     PREDECESSOR
                                                       COMPANY
                                                      MARCH 31,             JUNE 30,            SEPTEMBER 30,    DECEMBER 31,
                                                      ---------             --------            -------------    ------------
1998
  Revenues...................................      $        18,790       $        20,243       $        21,153   $        23,212
  Loss from operations.......................              (23,639)              (15,296)              (13,951)          (14,782)
  Loss before income taxes, extraordinary loss
     on extinguishment of debt, minority
     interest and preacquisition loss of                   (39,691)              (28,000)              (26,301)          (26,701)
     acquired subsidiary.....................
  Net loss ..................................              (39,691)              (19,755)              (29,614)          (30,600)

                                                                                  PREDECESSOR COMPANY
                                                      -----------------------------------------------------------------------------
                                                      MARCH 31,             JUNE 30,            SEPTEMBER 30,    DECEMBER 31,
                                                      ---------             --------            -------------    ------------

1997
  Revenues...................................      $        20,233       $        16,687       $        17,619   $        18,202
  Loss from operations.......................               (8,317)              (10,915)              (11,270)          (12,579)
  Loss before income taxes, extraordinary loss
     on extinguishment of debt, minority
     interest and preacquisition loss of                   (22,889)              (24,745)              (27,510)          (27,501)
     acquired subsidiary.....................
  Net loss...................................              (25,984)              (24,745)              (27,510)          (27,501)

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES.

     As a result of the Merger, the Board of Directors of the Company appointed Deloitte & Touche LLP ("Deloitte & Touche") as independent auditors, effective May 13, 1998. Deloitte & Touche replaced Ernst & Young LLP ("Ernst & Young"), which served as the Company's independent auditors for the fiscal years ended December 31, 1997 and December 31, 1996 and was dismissed, effective May 13, 1998.

     The reports issued by Ernst & Young on the Company's financial statements for the fiscal years ended December 31, 1997 and December 31, 1996 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal years ended December 31, 1997 and December 31, 1996, and during the interim period preceding May 13, 1998, (i) there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to these matters in their report and (ii) there were no "reportable events" (as that term is described in Item 304(a)(i)(v) of Regulation S-K).


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted pursuant to General Instruction I of Form 10-K.

ITEM  11.     EXECUTIVE COMPENSATION.

     Omitted pursuant to General Instruction I of Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted pursuant to General Instruction I of Form 10-K.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) and (2) List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Loral Orion, Inc. are included in Item 8:

          Consolidated Balance Sheets - December 31, 1998 and 1997 (Predecessor Company)

          Consolidated Statements of Operations - Nine months ended December 31, 1998, and for the Predecessor Company the three months ended March 31, 1998, and the years ended December 31, 1997 and 1996

          Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Nine months ended December 31, 1998, and for the Predecessor Company the three months ended March 31, 1998, and the years ended December 31, 1997 and 1996

          Consolidated Statements of Cash Flows - Nine months ended December 31, 1998, and for the Predecessor Company the three months ended March 31, 1998, and the years ended December 31, 1997 and 1996

          Notes to Consolidated Financial Statements

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted, except for Schedule I, condensed financial information which is presented in Note 9 in the Company's consolidated financial statements.


         (b) Reports on Form 8-K filed in the fourth quarter of 1998:

             None.

         (c) Exhibits




EXHIBIT
NUMBER                                         EXHIBIT DESCRIPTION
------                                         -------------------

2.1 Agreement and Plan of Merger, dated as of October 7, 1997, by and among Orion, Loral and Loral Satellite Corporation. (Incorporated by reference to exhibit number 2.1 in Current Report on Form 8-K dated October 9, 1997).

2.2 Principal Stockholder Agreement among Orion, Loral, Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of October 7, 1997. (Incorporated by reference to exhibit number 2.2 in Current Report on Form 8-K dated October 9, 1997).

2.3 Amendment No. 1 Agreement and Plan of Merger, dated as of February 11, 1998, by and among Orion, Loral and Loral Satellite Corporation. (Incorporated by reference to exhibit number 2.2 in Registration Statement No. 333-46407 on Form S-4).

2.4 Amendment No. 1 to Principal Stockholder Agreement among Orion, Loral, Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of December 1, 1997. (Incorporated by reference to Exhibit number 2.4 in Annual Report on Form 10-K for fiscal year ended December 31, 1997).

3.1               Certificate  of Merger  of Loral  Satellite  Corporation  into
                  Orion dated March 20, 1998 and Exhibit A thereto, Restated Certificate of Incorporation of the Company.*

3.2 Certificate of Amendment to Certificate of Incorporation of the Company.*

3.3               Amended and Restated Bylaws of the Company.*

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

10.1 Second Amended and Restated Purchase Agreement, dated September 26, 1991 ("Satellite Contract") by and between Loral Orion Services, Inc. (formerly known as Orion Satellite Corporation) and British Aerospace PLC and the First Amendment, dated as of September 15, 1992, Second Amendment, dated as of November 9, 1992, Third Amendment, dated as of March 12, 1993, Fourth Amendment, dated as of April 15, 1993, Fifth Amendment, dated as of September 22, 1993, Sixth Amendment, dated as of April 6, 1994, Seventh Amendment, dated as of August 9, 1994, Eighth Amendment, dated as of December 8, 1994, and Amendment No. 9 dated October 24, 1995, thereto. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THESE DOCUMENTS.] (Incorporated by reference to exhibits number
                  10.13 and 10.14 in Registration Statement No. 33-80518 on Form S-1).

EXHIBIT
NUMBER                                         EXHIBIT DESCRIPTION
------                                         -------------------


10.2 Restated Amendment No. 10 dated December 10, 1996, between LOSI and Matra Marconi Space to the Second Amended and Restated Purchase Agreement, dated September 16, 1991 by and between OrionServ and British Aerospace PLC (which contract and prior exhibits thereto were incorporated by reference as exhibit number 10.1). (Incorporated by reference to exhibit number 10.2 in Registration Statement No. 333-19795 on Form S-4).

10.3 Contract for a Satellite Control System, dated December 7, 1992, by and between Loral Orion Services, Inc., Telespazio S.p.A. and Martin Marietta Corporation. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.31 in Registration Statement No. 33-80518 on Form S-1).

10.4 Credit Agreement, dated as of November 23, 1993, by and between Loral Orion Services, Inc. (as successor in interest to Orion Atlantic, L.P.) and General Electric Capital Corporation (`GECC'). [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.32 in Registration Statement No. 33-80518 on Form S-1).

10.5 Security Agreement, dated as of November 23, 1993, by and between Loral Orion Services, Inc. and GECC. (Incorporated by reference to exhibit number 10.33 in Registration Statement No. 33-80518 on Form S-1).

10.6 Assignment and Security Agreement, dated as of November 23, 1993, by and between Loral Orion Services, Inc. and GECC. (Incorporated by reference to exhibit number 10.34 in Registration Statement No.
                  33-80518 on Form S-1).

10.7 Consent and Agreement, dated as of November 23, 1993, by and between Loral Orion Services, Inc., Martin Marietta Corporation and GECC. (Incorporated by reference to exhibit number 10.35 in Registration Statement No. 33-80518 on Form S-1).

10.8 Deed of Trust, dated as of November 23, 1993, by and between Loral Orion Services, Inc., W. Allen Ames, Jr. and Michael J. Schwel, as Trustees, and GECC. (Incorporated by reference to exhibit number 10.37 in Registration Statement No. 33-80518 on Form S-1).

10.9 Lease Agreement, dated as of November 23, 1993, by and between OrionNet, Inc. and Loral Orion Services, Inc. (as successor in interest to Orion Atlantic, L.P.), as amended by an Amendment, dated January 3, 1995. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THESE DOCUMENTS. (Incorporated by reference to exhibit number 10.38 in Registration Statement No. 33-80518 on Form S-1).

10.10 Note for Interim Loans, dated as of November 23, 1993, by and between Loral Orion Services, Inc. (as successor in interest to Orion Atlantic, L.P.) and GECC. (Incorporated by reference to exhibit number 10.42 in Registration Statement No. 33-80518 on Form S-1).

10.11 Lease Agreement, dated as of October 2, 1992, by and between OrionNet and Research Grove Associates, as amended by Amendment No. 1 dated March 26, 1993. Amendment No. 2 dated August 23, 1993, and Amendment No. 3 dated December 20, 1993. (Incorporated by reference to exhibit number 10.39 in Registration Statement No. 33-80518 on Form S-1).

10.12 Restated Definitive Agreement, dated October 29, 1998, by and between Orion and Republic of the Marshall Islands. [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS DOCUMENT.]*

10.13 TT&C Earth Station Agreement, dated as of November 11, 1996, by and between Loral Orion Services, Inc. (by assignment from Loral Orion-Asia Pacific, Inc., formerly known as Orion Asia Pacific Corporation and DACOM Corp. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.39 in Registration Statement No. 333-19795 on Form S-4).

EXHIBIT
NUMBER                                      EXHIBIT DESCRIPTION
------                                      -------------------

10.14 Joint Investment Agreement, dated as of November 11, 1996, by and between Loral Orion Services, Inc. (by assignment from Loral Orion-Asia Pacific, Inc., formerly known as Orion Asia Pacific Corporation) and DACOM Corp. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.40 in Registration Statement No. 333-19795 on Form S-4).

10.15 Orion 3 Spacecraft Purchase Contract, dated January 15, 1997, by and among Hughes Space and Communications International, Inc., Loral Orion Services, Inc. (by assignment from Loral Orion-Asia Pacific, Inc., formerly known as Orion Asia Pacific, Inc.) and Orion. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.]. (Incorporated by reference to Exhibit number 10.52 to Registration Statement No. 333-19167 on Form S-1).

10.16 Letter Agreement, effective as of May 20/21, 1997, by and between Orion and Morgan Stanley & Co. (Incorporated by reference to Exhibit number 10.53 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.17 Orion-Z Spacecraft Purchase Contract, dated May 15, 1998, by and between Loral Orion Services, Inc. and Space Systems/Loral, Inc. and Amendment No. 1 dated December 29, 1998. [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS DOCUMENT.]*

10.18 Agreement, dated January 1, 1999, by and between Loral Orion Services, Inc. and Loral Skynet.*

10.19 Agreement, dated January 1, 1999, by and between Loral Orion Services, Inc. and Loral Skynet.*

23                None

27                Financial Data Schedule.*


* Filed herewith.

          (d)     Financial statement schedule

                  Schedule I, see Note 9 in the Company's Consolidated Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LORAL ORION, INC.

                             /s/ Benard L. Schwartz
                             By: Bernard L. Schwartz
                           (Chairman of the Board and
                            Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                                   Date
---------                               -----                                   ----

/s/ Bernard L. Schwartz             Chairman of the Board                       March 30, 1999
---------------------------         and Chief Executive Officer
Bernard L. Schwartz

/s/ George Baker                    Director                                    March 30, 1999
---------------------------
George Baker

/s/ Gregory J. Clark                Chief Operating Officer and                 March 30, 1999
---------------------------         Director
Gregory J. Clark

/s/ Michael P. DeBlasio             First Senior Vice President                 March 30, 1999
---------------------------         and Director
Michael P. DeBlasio

/s/ Daniel Hirsch                   Director                                    March 30, 1999
---------------------------
Daniel Hirsch

/s/ Eric J. Zahler                  Senior Vice President                       March 30, 1999
----------------------------        Secretary and Director
Eric J. Zahler

/s/ Richard J. Townsend             Senior Vice President                       March 30, 1999
----------------------------        and Chief Financial Officer
Richard J. Townsend                (Principal Financial Officer)

/s/ Harvey B. Rein                  Vice President and                          March 30, 1999
----------------------------        Controller
Harvey B. Rein                     (Principal Accounting Officer)