Form 10-Q
period 1999-03-31
ORION NETWORK SYSTEMS INC/NEW/
filed 1999-05-17
CIK 1029850

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

Commission file number 0-22085
                       --------

                                LORAL ORION, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                               52-2008654
           ----------------                         ---------------
     (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization No. )              Identification)


2440 Research Boulevard, Suite 400, Rockville, Maryland           20850
-------------------------------------------------------         ---------
   (Address of principal executive offices)                     (Zip Code)

                                  301-258-8101
     ---------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]      No  [_]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2) OF FORM 10-Q.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                (Uaudited)          Note
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $    18,848     $    35,861
   Restricted assets                                                                 48,699          50,180
   Accounts receivable (less allowance for doubtful accounts of $1,420
     and $1,019 at March 31, 1999 and December 31, 1998, respectively                15,346          15,292
   Prepaid expenses and other current assets                                          3,735           4,299
                                                                                   --------         -------
Total current assets                                                                 86,628         105,632

Restricted and segregated assets                                                         --          22,675

Property and equipment at cost:
   Land                                                                                  74              74
   Satellite and related equipment                                                  263,188         263,188
   Telecommunications equipment                                                      35,608          35,630
   Furniture and computer equipment                                                   9,069           8,693
                                                                                   --------         -------
                                                                                    307,939         307,585
Less accumulated depreciation                                                       (50,123)        (38,706)

Satellite construction in progress, including capitalized
   interest of $27,532 and $20,198 at March 31, 1999
    and December 31, 1998, respectively                                             394,290         331,861
                                                                                   --------         -------
Net property and equipment                                                          652,106         600,740

Due from Loral                                                                           --           3,619
Costs in excess of net assets acquired associated
   with the Loral Merger, net                                                       604,896         608,015
Deferred income taxes                                                                53,503          53,915
Other assets, net                                                                    24,978          22,908
                                                                                   --------         -------
TOTAL ASSETS                                                                    $ 1,422,111    $  1,417,504
                                                                                ===========    ============

---------
Note: The December 31, 1998 balance sheet has been derived from the audited consolidated financial statements at that date.


            See notes to condensed consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PAR AMOUNTS)
                                   (CONTINUED)



                                                                                 MARCH 31,      DECEMBER 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                (Uaudited)          Note
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                           $       2,014     $     1,826
   Accounts payable                                                                      597           2,035
   Accrued and other current liabilities                                              18,039          16,162
   Customer deposits                                                                   7,216           7,897
   Deferred revenue                                                                   36,009          35,841
   Interest payable                                                                   10,383          22,842
                                                                                   --------         -------
     Total current liabilities                                                        74,258          86,603

Long-term debt                                                                       939,249         931,669
Other long-term liabilities                                                              149             141
Due to Loral                                                                          34,091              --

Commitments and contingencies:
Stockholders' equity:
   Common stock, $.01 par value, 1,000 shares authorized; 100 shares
      outstanding at March 31, 1999 and December 31, 1998                                 --             --
   Capital in excess of par value                                                    481,791         481,791
   Unearned compensation                                                              (2,926)         (3,347)
   Accumulated other comprehensive income (loss)                                        (297)            616
   Accumulated deficit                                                              (104,204)        (79,969)
                                                                                   --------         -------
     Total stockholders' equity                                                      374,364         399,091
                                                                                   --------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,422,111    $  1,417,504
                                                                                 ===========    ============

-----------

Note: The December 31, 1998 balance sheet has been derived from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                 -----------------------------
                                                                                  MARCH 31, 1998
                                                                                   PREDECESSOR
                                                                 MARCH 31, 1999      COMPANY
                                                                 --------------    -----------
Service revenue                                                 $   22,538         $ 18,790

Operating expenses:
   Direct                                                            6,631            6,406
   Sales and marketing                                               5,902            5,790
   Engineering and technical services                                2,197            1,898
   General and administrative                                        3,738            3,707
   Depreciation and amortization                                    17,541           12,483
   Merger costs                                                         --           12,145
                                                                  --------         --------
     Total operating expenses                                       36,009           42,429
                                                                  --------         --------

Loss from operations                                               (13,471)         (23,639)

   Interest  income                                                  1,174            5,425
   Interest expense                                                (13,896)         (21,190)
   Other income (expense)                                              124             (287)
                                                                  --------         --------

Loss before income taxes                                           (26,069)         (39,691)

Income tax benefit                                                   1,834               --
                                                                  --------         --------

Net loss                                                           (24,235)         (39,691)

Preferred stock dividend, net of forfeitures                            --           (1,387)
                                                                  --------         --------

Net loss attributable to common stockholders                   $   (24,235)       $ (38,304)
                                                                 ==========       ===========



            See notes to condensed consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                 -----------------------------
                                                                                  MARCH 31, 1998
                                                                                   PREDECESSOR
                                                                 MARCH 31, 1999      COMPANY
                                                                 --------------    -----------
OPERATING ACTIVITIES
Net loss                                                            $ (24,235)       $ (39,691)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Deferred income tax provision                                          412               --
   Depreciation and amortization                                       17,541           12,483
   Amortization of deferred financing costs                                --              609
   Provision for bad debts                                                406              150
   Non-cash interest expense                                            8,210           10,070
   Other                                                                   --            1,644
Changes in operating assets and liabilities:
   Accounts receivable                                                 (3,475)          (1,408)
   Prepaid expenses and other current assets                              564              693
   Other assets                                                        (3,086)             201
   Accounts payable, accrued liabilities and other
     current liabilities                                                  439           (2,186)
   Interest payable                                                   (12,459)         (12,510)
   Customer deposits                                                    2,504               23
   Deferred revenue                                                        (3)             297
                                                                      ---------        ---------
Net cash used in operating activities                                 (13,182)         (29,625)

INVESTING ACTIVITIES
Increase in restricted and segregated assets                             (762)          (4,629)
Uses of and transfers from restricted and segregated assets            24,919           35,938
Satellite construction costs                                          (62,819)         (14,575)
Capital expenditures                                                     (354)          (3,805)
                                                                      ---------        ---------
Net cash provided by (used in) investing activities                   (39,016)          12,929

FINANCING ACTIVITIES
Due to Loral                                                           37,710               --
Proceeds from issuance of common stock, net of issuance costs              --            2,117
Repayment of senior notes and notes payable                              (290)            (254)
Payment of satellite incentive obligations                                (59)            (324)
Other                                                                  (2,176)          (1,051)
                                                                      ---------        ---------
Net cash provided by financing activities                              35,185              488

Net decrease in cash and cash equivalents                             (17,013)         (16,208)
Cash and cash equivalents at beginning of period                       35,861           70,009
                                                                      ---------        ---------
Cash and cash equivalents at end of period                         $   18,848        $  53,801
                                                                      =========        =========

            See notes to condensed consolidated financial statements.


                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      THREE MONTHS ENDED
                                                                -----------------------------
                                                                                 MARCH 31, 1998
                                                                                  PREDECESSOR
                                                                MARCH 31, 1999      COMPANY
                                                                --------------    -----------
  Preferred stock dividend, net of forfeitures                      $    --       $    (1,387)
                                                                    ========       ===========

  Conversion of redeemable preferred stock to common stock               --           69,888
                                                                    ========       ===========

  Conversion of Company common stock and stock options to Loral
    common stock as the result of the Loral Merger                       --          469,000
                                                                    ========       ===========

  Conversion of subordinated debentures, accrued interest, and
    deferred financing costs to common  stock                            --           50,000
                                                                    ========       ===========

  Issuance of common stock for preferred stock dividend                  --            5,458
                                                                    ========       ===========

  Issuance of common stock and warrants                                  --            4,757
                                                                    ========       ===========

  Interest paid                                                     $  25,479      $  25,237
                                                                    ========       ===========

            See notes to condensed consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A.  BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

Loral Orion, Inc. (the "Company" or "Loral Orion"), is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of its subsidiaries, the Company's principal business is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. In 1998, Loral Orion organized its business into two distinct operating segments as follows:

   Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. As of January 1, 1999, the Company's fixed satellite services ("FSS") assets are managed by Loral Skynet, a division of Loral SpaceCom Corporation, and

   Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral Orion fleets.

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

ACQUISITION OF THE COMPANY BY LORAL

On March 20, 1998, Orion Network Systems, Inc. ("Orion" or the "Predecessor Company") was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, with and into Orion. Loral consummated the acquisition by issuing 18 million shares of its common stock and assuming existing Orion vested options and warrants to purchase
1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. Orion was the surviving corporation of the Merger and thereby became a subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name has since been changed to "Loral Orion, Inc."

The consolidated financial statements for the three months ended March 31, 1998, reflect the results of operations of the Predecessor Company. The consolidated financial statements as of and for the three months ended March 31, 1999 reflect the results of operations of Loral Orion, Inc. Hereafter, references to the "Company" include both Loral Orion, Inc and its predecessor, Orion Network Systems, Inc.

The Merger was accounted for as of March 31, 1998, using the purchase method. Accordingly, the consolidated balance sheet at March 31, 1999 and December 31, 1998 reflects the push-down of the purchase price allocations to the assets and liabilities. The purchase price represented $447.7 million in excess of Orion's net book value, which was primarily allocated to costs in excess of net assets acquired of $619.7 million, and a fair value adjustment of $153.4 million to increase the carrying value of Orion's senior notes and senior discount notes. In addition, Loral agreed to assume Orion's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.3 million, to be amortized over the remaining vesting period of the options.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Had the acquisition of the Company occurred on January 1, 1998, the unaudited pro forma sales, operating loss and net loss for the three months ended March 31, 1998 would have been $18.8 million, $15.8 million, and $28.7 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

COMPREHENSIVE INCOME

The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") for the reporting and disclosure of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income (loss). Total comprehensive loss is as follows (in thousands):
                                                     THREE MONTHS ENDED
                                               -----------------------------
                                                                MARCH 31, 1998
                                                                 PREDECESSOR
                                               MARCH 31, 1999      COMPANY
                                               --------------    -----------
Net loss                                        $  24,235        $  39,691
Cumulative translation adjustment                     913              --
                                                ---------        ----------
Total comprehensive loss                        $  25,148        $  39,691
                                                =========        ==========

EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the Merger with Loral and recapitalization of the Company.

NOTE B.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):



                                                                         MARCH 31,     DECEMBER 31,
                                                                          1999            1998
                                                                          ----            ----
Senior notes (net of premium of $63.1 million and $64.6 million
   at March 31, 1999 and December 31, 1998, respectively)               $ 506,149     $   507,573
Senior discount notes (maturity value of $484 million)                    418,446         408,812
Notes payable - TT&C Facility                                               4,662           4,953
Satellite incentive obligations                                            11,317          11,376
Other                                                                         689             781
                                                                        ---------      ----------
   Total long-term debt                                                   941,263         933,495
       Less: current portion                                               (2,014)         (1,826)
                                                                        ---------      ----------
   Long-term debt less current portion                                $   939,249     $   931,669
                                                                        =========      ==========



In connection with the Merger, Loral did not assume the Company's outstanding debt. Such debt remains outstanding and is non-recourse to Loral. The carrying value of the Company's Senior Notes and Senior Discount Notes was increased to reflect a fair value adjustment of $153.4 million in connection with the Merger, based on quoted market prices at March 31, 1998.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1999 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. The Company recorded a receivable under this tax sharing agreement of approximately $2.2 million and a deferred tax provision of $0.4 million, resulting in a net tax benefit of $1.8 million for the three months ended March 31, 1999. The Company's effective tax benefit rate (7%) differs from the federal statutory rate (35%), due to the valuation allowance established for the carryforward of the current year tax loss (22.2%) and the non-deductible amortization of costs in excess of net asset acquired (5.8%). The deferred tax asset of $53.5 million on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

NOTE D.  SEGMENTS

The Company's two operating segments are fixed satellite services and data services (see Note A).

In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Beginning January 1, 1999, the Company's fixed satellite services ("FSS") assets are managed by Loral Skynet. As a result, in 1999 the FSS segment began leasing satellite capacity to the data services segment for its use of Orion 1. See Note E.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company's operating segments is as follows:

                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                FIXED                      TOTAL
                                              SATELLITE        DATA       REPORTABLE    INTERSEGMENT
                                              SERVICES       SERVICES      SEGMENTS     ELIMINATIONS      CONSOLIDATED
                                              --------       --------      --------     ------------      ------------
Revenue from external customers ......       $      7.3       $   15.2      $   22.5       $    --        $   22.5
Intersegment revenue .................              1.8            --            1.8          (1.8)             --
                                                -------       --------      ---------     --------        ---------
Gross revenue ........................       $      9.1       $   15.2      $   24.3       $  (1.8)       $   22.5
                                             ==========       ========      =========      =======        ========
EBITDA 1 .............................       $      6.3       $   (2.3)     $    4.0       $    --        $    4.0
Depreciation and amortization ........             14.2            3.3           17.5           --            17.5
                                             ==========       ========      =========      =======        ========
Loss from operations .................       $     (7.9)      $   (5.6)     $  (13.5)      $    --        $  (13.5)
                                             ==========       ========      =========      =======        ========
Total assets  ........................       $  1,349.4       $   72.7      $ 1,422.1      $    --        $1,422.1
                                             ==========       ========      =========      =======        ========





                        THREE MONTHS ENDED MARCH 31, 1998
                               PREDECESSOR COMPANY
                                  (IN MILLIONS)

                                                FIXED                      TOTAL
                                              SATELLITE        DATA       REPORTABLE
                                              SERVICES       SERVICES      SEGMENTS        CONSOLIDATED
                                              --------       --------      --------        ------------

Revenue from external customers ......       $      7.9       $ 10.9       $    18.8        $    18.8
                                             ==========       ========      =========       ===========
EBITDA (1)............................       $      5.1       $ (4.1)      $     1.0        $     1.0
Depreciation and amortization ........              9.6          2.9            12.5              12.5
Merger costs .........................               --           --              --              12.1
                                             ----------        --------      ---------
Loss from operations..................       $     (4.5)      $ (7.0)      $  (11.5)        $   (23.6)
                                             ==========       ========      =========      ============
Total assets  ........................       $  1,381.8       $ 49.4       $ 1,431.2        $  1,431.2
                                             ==========       ========      =========      ============


---------
(1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization and merger costs) is provided because it is a measure commonly used in the communication industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral Orion's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E. COMMITMENTS AND CONTINGENCIES

Orion 1 -- In November 1995, a portion of the Orion 1 satellite experienced an anomaly that resulted in a temporary service interruption, lasting approximately two hours, in the dedicated capacity serving the European portion of Orion Atlantic's services. Full service to all affected customers was restored using redundant equipment on the satellite. The Company believes, based on the data and the Telesat Report, that, because the redundant component is functioning fully in accordance with specifications and the performance record of similar components is strong, the anomalous behavior is unlikely to affect the expected performance of the satellite over its useful life. Furthermore, there has been no effect on the Company's ability to provide services to customers. However, in the event that the currently operating component fails, Orion 1 would experience a significant loss of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $47 million as of March 1999, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

Orion 2 -- During the second quarter of 1998, the Company entered into a satellite procurement contract with Space Systems/Loral ("SS/L"), a wholly owned subsidiary of Loral, for the construction and launch of the Orion 2 satellite for the operation in the Atlantic Ocean region at 12(0) W.L. (the "SS/L Conract"). The SS/L Contract provides for delivery in-orbit of the Orion 2 satellite aboard an Ariane 44L launch vehicle in the third quarter of 1999. The SS/L satellite design provides for 38 Ku-band transponder with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America. Loral Orion's cash will be used to fund the SS/L Contract up to an amount that, will not exceed $202 million.. Any requirements to SS/L in excess of $202 million for Orion 2 will be funded with additional equity contributed by Loral.

Orion 3 -- In January 1997, the Company entered into a satellite procurement contract with Hughes Space for the construction and launch of Orion 3, for which construction commenced in December 1996. The contract provided for delivery in orbit of Orion 3, for a firm fixed price of $203 million, excluding launch insurance and $8 million of incentive payments. Orion 3 will cover broad areas of the Asia Pacific region including China, Japan, Korea, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii. See Note G.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 1996, Orion entered into a contract with DACOM Corp. ("DACOM"), a Korean communications company, under which, subject to certain conditions, DACOM will purchase eight dedicated transponders on Orion 3 for 13 years, in return for approximately $89 million, payable over a period from December 1996 through seven months following the lease commencement date for the transponders. DACOM has deposited funds with Orion in accordance with the contract. As of March 31, 1999, Loral Orion had received approximately $35 million from DACOM. Orion had an obligation to maintain a letter of credit for seven months beginning on the lease commencement date in the amount of $44.8 million. Payments are subject to refund pending the successful launch and commencement of commercial operation of Orion 3.

Agreements with Loral Skynet - During the fourth quarter of 1998, Loral completed its integration plan for Loral Orion and transferred management of Loral Orion's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999. Orion and Loral Skynet, a division of Loral SpaceCom Corporation, which in turn is a wholly-owned subsidiary of Loral, have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Orion (i) marketing and sales of satellite capacity services on the Orion satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Orion satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Orion is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee.

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

NOTE F.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE G.  SUBSEQUENT EVENT

On May 4, 1999, the Company's Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. Data from the satellite is still being received and analyzed to determine the cause of the failure. Based on current information, however, it appears unlikely that the satellite will be usable.

The satellite and launch were fully insured for approximately $265 million. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had already made prepayments of approximately $35 million to the Company. Under Loral Orion's agreement with DACOM, the amount prepaid is subject to refund in the event that Orion 3 fails to commence commercial operation by June 30, 1999. In addition, Loral Orion's debt covenants require that the insurance proceeds be used to build and launch a replacement satellite within 15 months of receipt of such proceeds, or to pay down such debt (see Note B). The Company is currently evaluating its options with regard to this matter. During 1999, expected earnings from Orion 3, which will now not be received, will be offset, in part, by reduced depreciation as well as reduced interest expense and operating costs.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Loral Orion or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Loral Orion with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Loral Orion. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions. See the section of Loral Orion, Inc's. Annual Report on Form 10-K for the fiscal year ended December 31, 1998, entitled "Certain Facts That May Effect Future Results".

GENERAL

Loral Orion, Inc. (the "Company" or "Loral Orion"), formerly known as Loral Orion Network Systems, Inc., is a holding company with no assets or operations other than its investments in its subsidiaries. Through the operations of its subsidiaries, the Company's principal business is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. In 1998, Loral Orion organized its business into two distinct operating segments as follows:

   Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. As of January 1, 1999, the Company's fixed satellite services ("FSS") assets are managed by Loral Skynet, a division of Loral SpaceCom Corporation, and

   Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral Orion fleets.

No restrictions exist on the ability of the subsidiaries of Loral Orion ("Subsidiary Guarantors") other than inconsequential subsidiaries, to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

ORION 2

Orion 2. The Company entered into a satellite procurement contract with Space Systems/Loral ("SS/L"), a wholly owned subsidiary of Loral SpaceCom Corporation for the construction and launch of the Orion 2 satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "SS/L Contract"). The SS/L Contract provides for delivery in-orbit of the Orion 2 aboard an Ariane 44L launch vehicle in the third quarter of 1999. The SS/L satellite design provides for 38 Ku-band transponders with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America.

ORION 3

On May 4, 1999, the Company's Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. Data from the satellite is still being received and analyzed to determine the cause of the failure. Based on current information, however, it appears unlikely that the satellite will be usable.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The satellite and launch were fully insured for approximately $265 million. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had already made prepayments of approximately $35 million to the Company. Under Loral Orion's agreement with DACOM, the amount prepaid is subject to refund in the event that Orion 3 fails to commence commercial operation by June 30, 1999. In addition, Loral Orion's debt covenants require that the insurance proceeds be used to build and launch a replacement satellite within 15 months of receipt of such proceeds, or to pay down such debt (see Note B). The Company is currently evaluating its options with regard to this matter. During 1999, expected earnings from Orion 3, which will now not be received, will be offset, in part, by reduced depreciation as well as reduced interest expense and operating costs.

Satellite Launch and Operation Risk. There can be no assurance that the Company's satellites will be successfully launched or operate in accordance with their design. While the Company intends to procure launch insurance for its satellites, a total or partial loss of a satellite will involve delays and loss of revenue, which may impair the Company's ability to service its indebtedness and such insurance will not protect the Company against business interruption, loss or delay of revenues or similar losses and may not fully reimburse the Company for its expenditures.

RESULTS OF OPERATIONS

On March 20, 1998, Orion was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, Loral Satellite Corporation, with and into Orion. (See Note A to the condensed consolidated financial statements.) In order to provide an understanding of the Company, the results of operations discusses the actual results for the three months ended March 31, 1999 with the pro forma results for the three months ended March 31, 1998 of the Predecessor Company. The pro forma results of operations for the three months ended March 31, 1998 have been presented to give the effect as of January 1, 1998, of the Merger with Loral, and the Exchange, the Orion Merger, and the Financings (the "Transactions"), as described in Note 1 in the Company's latest Annual Report on Form 10-K. The pro forma results of operations does not purport to present the actual results of operations of the Company had the Transactions in fact occurred on January 1, 1998 nor is it indicative of the results of operations that may be achieved in the future.

As a result of these Transactions, the pro forma adjustments resulted in an increase in depreciation and amortization expenses of approximately $4.4 million for the three months ended March 31, 1998. This increase primarily relates to amortization expense for cost in excess of net assets acquired associated with the Loral Merger. The pro forma results for 1998 also include a $12.1 million adjustment to eliminate merger costs. Pro forma interest expense for the three months ended March 31, 1998 includes an adjustment to decrease expense by $3.2 million. The decrease in interest expense is primarily attributable to the amortization of bond premium relating to the fair value adjustments and the elimination of interest expense on the debentures as a result of the Loral Merger.

In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral Orion's operating segments for the three months ended March 31, 1999 and the pro forma three months ended March 31, 1998. See
Note D to the condensed consolidated financial statements for additional information on segment results.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING REVENUES (IN MILLIONS):

                                                                PRO FORMA
                                                          THREE MONTHS ENDED
                                                             MARCH 31, 1998
                                   THREE MONTHS ENDED        PREDECESSOR
                                     MARCH 31, 1999            COMPANY
                                     --------------            -------

Fixed satellite services  ........     $    9.1              $     7.9
Data services  ...................         15.2                   10.9
Intersegment elimination .........         (1.8)                   --
                                         -------              ---------
Operating revenues ...............     $   22.5              $    18.8
                                       ========              =========


EBITDA (1) (IN  MILLIONS):
                                                                PRO FORMA
                                                          THREE MONTHS ENDED
                                                             MARCH 31, 1998
                                   THREE MONTHS ENDED        PREDECESSOR
                                     MARCH 31, 1999            COMPANY
                                     --------------            -------

Fixed satellite services .........    $     6.3              $     5.1
Data services  ...................         (2.3)                  (4.1)
                                         -------              ---------
EBITDA............................    $     4.0              $     1.0
                                       ========              =========



--------
(1) Pro forma EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is used as the measure of segment profit or loss and because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral Orion's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Revenue and Backlog. Total revenues for the three months ended March 31, 1999 were $22.5 million compared to $18.8 million for the pro forma three months ended March 31, 1998, an increase of $3.7 million or 20 percent. This increase is primarily attributable to the private communications network services operations, which included the addition of 99 customer sites in service compared to the same period in 1998.

At March 31, 1999, the Company had backlog (representing future revenues under contract) of approximately $328.4 million compared to $285.9 million at March 31, 1998, an increase of 15 percent. Revenue from customer contract backlog is typically earned over two to five years.

Direct Expenses. Direct expenses for the three months ended March 31, 1999 were $6.6 million compared to $6.4 million for the pro forma three months ended March 31, 1998, an increase of $0.2 million or 3 percent. This increase was primarily attributable to Internet access and terrestrial link charges. These costs support the Worldcast Internet access product ("Worldcast"), which provides international internet connectivity through the Orion 1.

Sales and Marketing Expenses. Sales and marketing expenses were $5.9 million for the three months ended March 31, 1999, as compared to $5.8 million for the pro forma three months ended March 31, 1998, an increase of $0.1 million or 2 percent.

Engineering and Technical Services Expenses. Engineering and technical services expenses for the three months ended March 31, 1999 were $2.2 million compared to $1.9 million for the pro forma three months ended March 31, 1998. The increase is primarily due to additional salaries associated with support of Worldcast.

General Administrative Expenses. General and administrative expenses were $3.7 million for the three months ended March 31, 1999 and the pro forma three months ended March 31, 1998.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 1999 was $17.5 million compared to $16.8 million for the pro forma three months ended March 31, 1998, an increase of $0.7 million or 4 percent. The increase primarily resulted from additions to property and equipment to service the Company's operations.

Interest. Interest income was $1.2 million for the three months ended March 31, 1999, compared to $5.4 million for the pro forma three months ended March 31, 1998. The decrease was due to the reduction in the balance of segregated and restricted funds in 1999, which were used for the construction of satellites and to fund interest payments on the Company's senior notes. Interest expense, net of capitalized interest of $7.3 million and $3.3 million, respectively, was $13.9 million for the three months ended March 31, 1999, and $18.0 million for the pro forma three months ended March 31, 1998. The decrease in interest expense is due to additional capitalized interest costs attributable to the two satellites under construction, amortization of bond premium relating to the fair value adjustments and the elimination of interest expense on the debentures as a result of the Loral Merger.

 Income Taxes. The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1999 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. The Company has recorded a receivable under this tax sharing agreement of approximately $2.2 million and a deferred tax provision of $0.4 million, resulting in a net tax benefit of $1.8 million for the three months ended March 31, 1999. The deferred tax asset of $53.5 million on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net Loss. As a result of the above, the Company incurred net losses of $24.2 million and $28.7 million for the three months ended March 31, 1999 and the pro forma three months ended March 31, 1998.

RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

FSS revenue for the three months ended March 31, 1999 was $9.1 million (including $1.8 million in intersegment revenue) versus $7.9 million for three months ended March 31, 1998. EBITDA for the three months ended March 31, 1999 was $6.3 million, or 69 percent of revenues, versus $5.1 million, or 65 percent of revenues, for the three months ended March 31, 1998. Capital expenditures for the three months ended March 31, 1999, were approximately $63.4 million.

Data Services

Revenues for the data services segment for the three months ended March 31, 1999 were approximately $15.2 million versus $10.9 million for the three months ended March 31, 1998, primarily from Loral Orion's corporate data networking and Internet and intranet services businesses. EBITDA for the three months ended March 31, 1999 was a loss of approximately $2.3 million (including $1.8 million of charges from FSS for leasing capacity on Orion 1) versus a loss of $4.1 million for the three months ended March 31, 1998. Capital expenditures for the three months ended March 31, 1999 were approximately $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Existing Capital Resources. As of March 31, 1999, the Company had cash and cash equivalents of $18.8 million and restricted assets of $48.7 million, placed in a pledged account (to pre-fund the next two interest payments on the Senior Notes).

Based upon its current expectations for growth, the Company anticipates it will have additional funding requirements over the next three years to fund the purchase of VSATs, Senior Note interest payments, other capital expenditures and other operating needs. Interest charges on the Senior Notes are fully provided for by restricted cash through January 2000. The Company does not have a revolving credit facility. Accordingly, the Company will need to secure funding from Loral, or raise additional financing. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that the Company seeks to raise additional debt financing, the Indentures limit the amount of such additional debt (under a variety of provisions contained in such Indentures) and prohibit the Company from using Orion 1 or Orion 2 or the insurance proceeds from Orion 3 as collateral for indebtedness for money borrowed. If the Company requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on the Company.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

The Company has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, system and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, the Company is assessing the Year 2000 capabilities of, among other things, its satellite, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases: Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. As of March 31, 1999, the Company has completed approximately 98 percent of the inventory phase and approximately 90 percent of its assessment phase. The Company expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the third quarter of 1999, which is prior to any anticipated material impact on the operations of the Company. The fifth phase, the audit phase, commenced in January 1999, and is expected continue through the third quarter of 1999 to accommodate re-audits if necessary.

Both internal and external resources are being utilized to execute the Company's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred through March 31, 1999, for this effort by the Company was approximately $50,000. Based on the efforts of the Company to date, the Company anticipates additional incremental expenses of approximately $105,000 will be incurred to substantially complete the effort.

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

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              27  Financial Data Schedule

         (b) Reports on Form 8-K:

              None.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LORAL ORION, INC.
                              ----------------------------
                              (Registrant)

Date:  May  17, 1999
                              --------------------------------------------------
                              Richard J. Townsend
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer and Registrant's
                               Authorized Officer)