Form 10-Q
period 1999-06-30
LORAL ORION INC
filed 1999-08-16
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


Commission file number 0-22085


                                LORAL ORION, INC.
             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

               Delaware                             52-2008654
       ---------------------                      --------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

2440 Research Boulevard, Suite 400,                     20850
      Rockville, Maryland                           ---------------
----------------------------------                     (Zip Code)
(Address of principal executive offices)


                                  301-258-8101
-------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   JUNE 30,           DECEMBER 31,
                                                                                    1999                 1998
                                                                                   --------           -------------
                                                                                  (Unaudited)               Note

                         ASSETS
Current assets:
         Cash and cash equivalents                                               $  16,015                $  35,861
         Restricted assets                                                          49,428                   50,180
         Accounts receivable (less allowance for doubtful accounts of
               $1,849  and $1,019 at June 30, 1999 and December 31, 1998,
               respectively)                                                        12,341                   15,292
         Prepaid expenses and other current assets                                   2,841                    4,299
         Insurance proceeds receivable                                             265,606                       --
                                                                                ----------                ---------
Total current assets                                                               346,231                  105,632
Restricted and segregated assets                                                        --                   22,675
Property and equipment at cost:
         Land                                                                           74                       74
         Satellite and related equipment                                           263,188                  263,188
         Telecommunications equipment                                               37,478                   35,630
         Furniture and computer equipment                                            9,080                    8,693
                                                                                ----------               ----------
                                                                                   309,820                  307,585
Less accumulated depreciation                                                      (59,022)                 (38,706)
Satellite construction in progress, including capitalized
         interest of $12,518 and $20,198 at June 30, 1999
         and December 31, 1998, respectively                                       214,732                  331,861
                                                                                ----------               ----------
Net property and equipment                                                         465,530                  600,740
Due from Loral                                                                          --                   3,619
Costs in excess of net assets acquired associated
         with the Loral Merger, net                                                601,004                  608,015
Deferred income taxes                                                               52,062                  53,915
Other assets, net                                                                   23,804                   22,908
                                                                                ----------               ----------
TOTAL ASSETS                                                                    $1,488,631              $ 1,417,504
                                                                                ==========               ==========

-----------
Note: The December 31, 1998 balance sheet has been derived from the audited consolidated financial statements at that date.


           See notes to condensed consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PAR AMOUNTS)
                                   (CONTINUED)



                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   1999                 1998
                                                                                 ---------           -----------
                                                                                (Unaudited)              Note

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt                                       $   2,032             $   1,826
         Accounts payable                                                              796                 2,035
         Accrued and other current liabilities                                      92,958                16,162
         Customer deposits                                                           4,587                 7,897
         Deferred revenue                                                            2,484                35,841
         Interest payable                                                           22,842                22,842
                                                                                ----------          ------------
Total current liabilities                                                          125,699                86,603

 Long-term debt                                                                    946,999               931,669
Other long-term liabilities                                                            150                   141
Due to Loral                                                                        56,036                    --

Commitments and contingencies:
Stockholders' equity:
         Common stock, $.01 par value, 1,000 shares authorized; 100 shares
         outstanding at June 30, 1999 and December 31, 1998                             --                    --
         Capital in excess of par value                                            494,824               481,791
         Unearned compensation                                                      (2,589)               (3,347)
         Accumulated other comprehensive income (loss)                                (769)                  616
         Accumulated deficit                                                      (131,719)              (79,969)
                                                                                ----------          ------------
Total stockholders' equity                                                         359,747               399,091
                                                                                ----------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $1,488,631            $1,417,504
                                                                                ==========          ============


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


                                                                                                THREE MONTHS
                                                                                                     ENDED
                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS         MARCH 31, 1998
                                             -----------------------------        ENDED            PREDECESSOR
                                               1999            1998           JUNE 30, 1999          COMPANY
                                             -------          ------         ---------------       --------------
Service revenue                             $ 24,072        $ 20,243          $  46,610           $ 18,790
Operating expenses:
         Direct                                7,566           7,012             14,197              6,406
         Sales and marketing                   6,315           6,800             12,217              5,790
         Engineering and technical services    2,184           1,549              4,381              1,898
         General and administrative            3,573           3,957              7,311              3,707
         Depreciation and amortization        16,362          16,116             33,903             12,483
         Merger costs                             --             105                 --             12,145
                                             --------       --------            -------           --------
                  Total operating expenses    36,000          35,539             72,009             42,429
                                             --------       --------            -------           --------
Loss from operations                         (11,928)        (15,296)           (25,399)           (23,639)
         Interest  income                        897           5,147              2,071              5,425
         Interest expense                    (17,523)        (17,752)           (31,419)           (21,190)
         Other income (expense)                  234             (99)               358               (287)
                                             --------       --------            -------           --------
Loss before income taxes                     (28,320)        (28,000)           (54,389)           (39,691)
Income tax benefit                               805           8,245              2,639                 --
                                             --------       --------            -------           --------
Net loss                                     (27,515)        (19,755)           (51,750)           (39,691)
Preferred stock dividend, net of for
     feitures                                     --              --                 --              1,387
                                            --------        --------            -------           --------

Net loss attributable to common
    stockholders                           $ (27,515)      $ (19,755)        $  (51,750)         $ (38,304)
                                           =========       =========         ==========          =========



           See notes to condensed consolidated financial statements.

                               LORAL ORION, INC.
    (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                             ------------------------------
                                                          SIX MONTHS                        MARCH 31, 1998
                                                          ENDED                                 PREDECESSOR
                                                          JUNE 30, 1999      JUNE 30, 1998      COMPANY
                                                          -------------      -------------  ---------------
Operating Activities
Net loss                                                  $ (51,750)       $   (19,755)        $  (39,691)
Adjustments to reconcile  net loss to net cash
         provided by (used in) operating activities:
         Deferred income tax provision                        1,853                725                 --
         Depreciation and amortization                       33,903             16,116             12,483
         Amortization of deferred financing costs                --                653                609
         Provision for bad debts                              1,353                425                150
         Non-cash interest expense                           16,483              5,467             10,070
         Other                                                  795                264              1,644
Changes in operating assets and liabilities:
         Accounts receivable                                 (2,342)              (339)            (1,408)
         Prepaid expenses and other current assets            1,458             (2,471)               693
         Other assets                                        (2,942)               (65)               201
         Accounts payable, accrued liabilities and other
                  current liabilities                        44,188              2,755             (2,186)
         Interest payable                                        --             12,405            (12,510)
         Customer deposits                                      800                637                 23
         Deferred revenue                                       (73)              (169)               297
                                                           --------          ---------           --------
Net cash provided by (used in) operating activities          43,726             16,648            (29,625)
Investing Activities
Increase in restricted and segregated assets                 (1,491)            (4,107)            (4,629)
Uses of and transfers from restricted and
         segregated assets                                   24,919            195,360             35,938
Satellite construction costs                               (152,377)          (200,141)           (14,575)
Capital expenditures                                         (2,857)            (6,114)            (3,805)
                                                           --------          ---------           --------
Net cash provided by (used in) investing activities        (131,806)           (15,002)            12,929
Financing Activities
Equity contributed from Loral                                13,033                 --                 --
Due to Loral                                                 59,655             (8,558)                --
Proceeds from issuance of common stock, net of
         issuance costs                                          --                 --              2,117
Repayment of senior notes and notes payable                    (590)              (265)              (254)
Payment of satellite incentive obligations                     (120)            (3,670)              (324)
Other                                                        (3,744)             1,128             (1,051)
                                                           --------          ---------           --------
Net cash provided by (used in) financing activities          68,234            (11,365)               488

Net decrease in cash and cash equivalents                   (19,846)            (9,719)           (16,208)
Cash and cash equivalents at beginning of period             35,861             53,801             70,009
                                                           --------          ---------           --------
Cash and cash equivalents at end of period                $  16,015        $    44,082        $    53,801
                                                           ========          =========           ========


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





         Supplemental Disclosure of Cash Flow Information

                                                                                 THREE MONTHS ENDED
                                                                         ------------------------------------
                                                      SIX MONTHS         `                   MARCH 31, 1998
                                                      ENDED                                  PREDECESSOR
                                                      JUNE 30, 1999      JUNE 30, 1998       COMPANY
                                                      -------------      -------------       ----------------
         Insurance proceeds receivable for Orion 3        $ 265,606           $     --           $     --
                                                          =========           ========           ========
         Preferred stock dividend, net of forfeitures            --                 --             (1,387)
                                                          =========           ========           ========
         Conversion of redeemable preferred stock
           to common stock                                       --                 --             69,888
                                                          =========           ========           ========
         Conversion of Company common stock and
           stock options to Loral common stock as the
           result of the Loral Merger                            --                 --            469,000
                                                          =========           ========           ========
         Conversion of subordinated debentures,
           accrued interest, and deferred financing
           costs to common stock                                 --                 --             50,000
                                                          =========           ========           ========
         Issuance of common stock for preferred
           stock dividend                                        --                 --              5,458
                                                          =========           ========           ========
         Issuance of common stock and warrants                   --                 --              4,757
                                                          =========           ========           ========
         Interest paid                                    $  26,038           $    197           $ 25,237
                                                          =========           ========           ========

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



   Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. As of January 1, 1999, the Company's fixed satellite services ("FSS") assets are managed by Loral Skynet, a division of Loral SpaceCom Corporation;

   Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral Orion fleets and third party satellites.



GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

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

The consolidated financial statements for the three months ended March 31, 1998, reflect the results of operations of the Predecessor Company. The consolidated financial statements subsequent to March 31, 1998, reflect the results of operations of Loral Orion, Inc. Hereafter, references to the "Company" include both Loral Orion, Inc. and its predecessor, Orion Network Systems, Inc.

The Merger was accounted for as of March 31, 1998, using the purchase method. Accordingly, the consolidated balance sheet at June 30, 1999 and December 31, 1998 reflects the push-down of the purchase price allocations to the assets and liabilities. The purchase price represented $447.7 million in excess of Orion's net book value, which

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


was primarily allocated to costs in excess of net assets acquired of $619.7 million, and a fair value adjustment of $153.4 million to increase the carrying value of Orion's senior notes and senior discount notes. In addition, Loral agreed to assume Orion's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.3 million, to be amortized over the remaining vesting period of the options.

Had the acquisition of the Company occurred on January 1, 1998, the unaudited pro forma sales, operating loss and net loss for the six months ended June 30, 1998 would have been $39.0 million, $31.1 million, and $48.5 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

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

                                                                   Three months ended
                                                          -----------------------------------
                                        Six months                             March 31, 1998
                                          ended                                  Predecessor
                                       June 30, 1999      June 30, 1998           Company
                                       -------------      -------------        --------------
Net loss                               $     51,750       $      19,755        $       39,691
Cumulative translation adjustment             1,385                 472                    --
                                       -------------      -------------        --------------
Total comprehensive loss               $     53,135       $      20,227        $       39,691
                                       =============      =============        ==============

EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the Merger with Loral and recapitalization of the Company.

NOTE B.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                         June 30,              December 31,
                                                                           1999                    1998
                                                                         --------              ------------
Senior notes (net of premium of $61.7  million and $64.6 million
         at June 30, 1999 and December 31, 1998, respectively)         $  504,716                 $ 507,573
Senior discount notes (maturity value of $484 million)                    428,152                   408,812
Notes payable - TT&C Facility                                               4,361                     4,953
Satellite incentive obligations                                            11,256                    11,376
Other                                                                         546                       781
                                                                       ----------                 ---------
         Total long-term debt                                             949,031                   933,495
         Less: current portion                                             (2,032)                   (1,826)
                                                                       ----------                 ---------
         Long-term debt less current portion                           $  946,999                 $ 931,669
                                                                       ==========                 =========

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

NOTE C.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1999 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. The Company recorded a receivable under this tax sharing agreement of approximately $2.3 million and $4.5 million and a deferred tax provision of $1.4 million and $1.9 million, resulting in a net tax benefit of $0.8 million and $2.6 million for the three and six months ended June 30, 1999, respectively. The Company's effective tax benefit rate (5%) differs from the federal statutory rate (35%), due to the valuation allowance established for the carryforward of the current year tax loss (25.1%) and the non-deductible amortization of costs in excess of net asset acquired (4.9%). The deferred tax asset of $52.1 million as of June 30, 1999 on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.


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

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company's operating segments is as follows:

                        THREE MONTHS ENDED JUNE 30, 1999
                                   (unaudited)
                                  (in millions)

                                                 FIXED                               TOTAL
                                               SATELLITE           DATA            REPORTABLE       INTERSEGMENT
                                               SERVICES          SERVICES           SEGMENTS        ELIMINATIONS      CONSOLIDATED
                                           ----------------- ----------------- ------------------ ----------------- ----------------
Revenue from external customers ......      $          7.5    $         16.6    $          24.1   $            --   $         24.1
Intersegment revenue .................                 1.7                --                1.7              (1.7)              --
                                           ----------------- ----------------- ------------------ ----------------- ----------------
Gross revenue ........................      $          9.2    $         16.6    $          25.8   $          (1.7)  $         24.1
                                           ================= ================= ================== ================= ================
EBITDA 1 .............................      $          4.9    $         (0.5)   $           4.4   $            --   $          4.4
Depreciation and amortization ........                12.7               3.7               16.4                --             16.4
                                           ----------------- ----------------- ------------------ ----------------- ----------------
Loss from operations .................      $         (7.7)   $         (4.2)   $         (11.9)  $            --   $        (11.9)
                                           ================= ================= ================== ================= ================
Total assets  ........................      $      1,415.9    $         68.7    $       1,488.6   $            --   $      1,488.6
                                           ================= ================= ================== ================= ================



                        THREE MONTHS ENDED JUNE 30, 1998
                                   (unaudited)
                                  (in millions)

                                                 FIXED                                       TOTAL
                                               SATELLITE               DATA               REPORTABLE
                                               SERVICES              SERVICES              SEGMENTS            CONSOLIDATED
                                           -----------------     -----------------     -----------------    ------------------
Revenue from external customers ......      $         8.2         $         12.0        $         20.2        $       20.2
                                           =================     =================     =================    ==================
EBITDA 1 .............................      $         6.7         $        (5.8)        $          0.9        $        0.9
Depreciation and amortization ........               12.7                    3.4                  16.1                16.1
Merger costs .........................                 --                     --                    --                 0.1
                                           -----------------     -----------------     -----------------    ------------------
Loss from operations..................      $        (6.0)        $        (9.2)        $       (15.2)        $      (15.3)
                                           =================     =================     =================    ==================
Total assets  ........................      $     1,330.1         $         97.6        $      1,427.7        $    1,427.7
                                           =================     =================     =================    ==================



   1 EBITDA (which is equivalent to operating income (loss) before depreciation and amortization and merger costs) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral Orion's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                 FIXED                               TOTAL
                                               SATELLITE           DATA            REPORTABLE       INTERSEGMENT
                                               SERVICES          SERVICES           SEGMENTS        ELIMINATIONS      CONSOLIDATED
                                           ----------------- ----------------- ------------------ ----------------- ----------------
Revenue from external customers ......      $          14.8   $          31.8   $         46.6      $          --     $        46.6
Intersegment revenue .................                  3.5                --              3.5               (3.5)                --
                                           ----------------- ----------------- ------------------ ----------------- ----------------
Gross revenue ........................      $          18.3   $          31.8   $         50.1      $        (3.5)    $        46.6
                                           ================= ================= ================== ================= ================
EBITDA  ..............................      $          11.3   $          (2.8)  $          8.5      $          --     $         8.5
Depreciation and amortization ........                 26.9               7.0             33.9                 --              33.9
                                           ----------------- ----------------- ------------------ ----------------- ----------------
Loss from operations .................      $         (15.6)  $          (9.8)  $        (25.4)     $          --     $       (25.4)
                                           ================= ================= ================== ================= ================
Total assets  ........................      $       1,415.9   $          68.7   $      1,488.6      $          --     $     1,488.6
                                           ================= ================= ================== ================= ================


                        THREE MONTHS ENDED MARCH 31, 1998
                               PREDECESSOR COMPANY
                                   (unaudited)
                                  (in millions)


                                                 FIXED                                       TOTAL
                                               SATELLITE               DATA               REPORTABLE
                                               SERVICES              SERVICES              SEGMENTS            CONSOLIDATED
                                           -----------------     -----------------     -----------------    ------------------
Revenue from external customers ......      $         7.9         $         10.9        $         18.8        $       18.8
                                           =================     =================     =================    ==================
EBITDA ...............................      $         6.7         $        (5.7)        $          1.0        $        1.0
Depreciation and amortization ........                9.6                    2.9                  12.5                12.5
Merger costs .........................                 --                     --                    --                12.1
                                           -----------------     -----------------     -----------------    ------------------
Loss from operations..................      $        (2.9)        $        (8.6)        $       (11.5)        $      (23.6)
                                           =================     =================     =================    ==================
Total assets  ........................      $     1,333.0         $         98.2        $      1,431.2        $    1,431.2
                                           =================     =================     =================    ==================

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E. COMMITMENTS AND CONTINGENCIES

Orion 1 -- In November 1995, a portion of the Orion 1 satellite experienced an anomaly that resulted in a temporary service interruption, lasting approximately two hours, in the dedicated capacity serving the European portion of Orion 1's services. Full service to all affected customers was restored using redundant equipment on the satellite. The Company believes, based on the data and the Telesat Report, that, because the redundant component is functioning fully in accordance with specifications and the performance record of similar components is strong, the anomalous behavior is unlikely to affect the expected performance of the satellite over its useful life. Furthermore, there has been no effect on the Company's ability to provide services to customers. However, in the event that the currently operating component fails, Orion 1 would experience a significant loss of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $53 million as of June 1999, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

Orion 2 -- During the second quarter of 1998, the Company entered into a satellite procurement contract with Space Systems/Loral, Inc. ("SS/L"), a wholly owned subsidiary of Loral, for the construction and launch of the Orion 2 satellite for the operation in the Atlantic Ocean region at 12 degrees W.L. (the "SS/L Contract"). The SS/L Contract provides for delivery in-orbit of the Orion 2 satellite aboard an Ariane 44L launch vehicle in the fourth quarter of 1999. The SS/L satellite design provides for 38 Ku-band transponder with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America. Loral Orion's cash will be used to fund the SS/L Contract up to an amount that, will not exceed $202 million. Any requirements to SS/L in excess of $202 million (estimated to be approximately $60 million) for Orion 2 will be funded with additional equity contributed by Loral. During June 1999, Loral funded $13 million of equity for Orion 2.

Orion 3 -- In January 1997, the Company entered into a satellite procurement contract with Hughes Space and Communications Corporation for the construction and launch of Orion 3, for which construction commenced in December 1996. The contract provided for delivery in orbit of Orion 3, for a firm fixed price of $203 million, excluding launch insurance and $8 million of incentive payments. The orbital slot for Orion 3 covers broad areas of the Asia Pacific region including China, Japan, Korea, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii.

On May 4, 1999, the Company's Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite achieved an orbit well below the planned final altitude. Data from the satellite is still being received and analyzed to determine the cause of the failure. The satellite cannot be used for the company's intended purpose as a result.

The satellite and launch were fully insured for approximately $266 million. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under Loral Orion's agreement with DACOM, the amount prepaid was refunded in July 1999 since Orion 3 failed to commence commercial operations by June 30, 1999. In addition, Loral Orion's debt covenants require that the insurance proceeds be used to acquire a replacement satellite within 15 months of receipt of such proceeds, or to pay down debt (see Note B). The Company is currently evaluating its options with regard to this matter.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Agreements with Loral Skynet -- During the fourth quarter of 1998, Loral completed its integration plan for Loral Orion and transferred management of Loral Orion's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999. Loral Orion and Loral Skynet, a division of Loral SpaceCom Corporation, which in turn is a wholly-owned subsidiary of Loral, have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Orion (i) marketing and sales of satellite capacity services on the Orion satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Orion satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Orion is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee.

Litigation -- Loral Orion is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on Loral Orion's financial position or results of operations.

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

   Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. As of January 1, 1999, the Company's fixed satellite services ("FSS") assets are managed by Loral Skynet, a division of Loral SpaceCom Corporation;

   Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral Orion fleets and third party satellites.

No restrictions exist on the ability of the subsidiaries of Loral Orion ("Subsidiary Guarantors") other than inconsequential subsidiaries, to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

ORION 2

The Company entered into a satellite procurement contract with Space Systems/Loral ("SS/L"), a wholly owned subsidiary of Loral SpaceCom Corporation for the construction and launch of the Orion 2 satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "SS/L Contract"). The SS/L Contract provides for delivery in-orbit of the Orion 2 aboard an Ariane 44L launch vehicle in the fourth quarter of 1999. The SS/L satellite design provides for 38 Ku-band transponders with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America. Any requirements to SS/L in excess of $202 million for Orion 2 will be funded with additional equity contributed by Loral.During June 1999, Loral funded $13 million of equity for Orion 2.

ORION 3

On May 4, 1999, the Company's Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. Data from the satellite is still being received and analyzed to determine the cause of the failure. As a result, the satellite cannot be used for the Company's intended purpose.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The satellite and launch were fully insured for approximately $266 million. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under Loral Orion's agreement with DACOM, the amount prepaid was refunded in July 1999 since Orion 3 failed to commence commercial operations by June 30, 1999. In addition, Loral Orion's debt covenants require that the insurance proceeds be used to acquire a replacement satellite within 15 months of receipt of such proceeds, or to pay down such debt (see Note B to the condensed consolidated financial statements). The Company is currently evaluating its options with regard to this matter. During 1999, expected earnings from Orion 3, which will now not be received, will be offset, in part, by reduced depreciation as well as reduced interest expense and operating costs.

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

RESULTS OF OPERATIONS

On March 20, 1998, Orion was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, Loral Satellite Corporation, with and into Orion. (See Note A to the condensed consolidated financial statements.) In order to provide an understanding of the Company, the results of operations discusses the actual results for the three months ended June 30, 1999 and June 30, 1998; and the actual results of operation for the six months ended June 30, 1999 and pro forma results of operation for the six months ended June 30, 1998. The pro forma results of operations have been presented to give the effect as of January 1, 1998, of the Merger with Loral, and the Exchange, the Orion Merger, and the Financings (the "Transactions"), as described in Note 1 in the Company's latest Annual Report on Form 10-K. The pro forma results of operations does not purport to present the actual results of operations of the Company had the Transactions in fact occurred on January 1, 1998 nor is it indicative of the results of operations that may be achieved in the future.

As a result of these Transactions, the pro forma adjustments resulted in an increase in depreciation and amortization expenses of approximately $4.4 million for the six months ended June 30, 1998. This increase primarily relates to amortization expense for cost in excess of net assets acquired associated with the Loral Merger. The pro forma results for 1998 also include a $12.1 million adjustment to eliminate merger costs. Pro forma interest expense for the six months ended June 30, 1998 includes an adjustment to decrease expense by $3.2 million. The decrease in interest expense is primarily attributable to the amortization of bond premium relating to the fair value adjustments and the elimination of interest expense on the debentures as a result of the Loral Merger.

In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the actual results of Loral Orion's operating segments for the three months ended June 30, 1999 and June 30, 1998; and the actual results of operations for the six months ended June 30, 1999 and the pro forma results of operation for the six months ended June 30, 1998. See Note D to the condensed consolidated financial statements for additional information on segment results.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


OPERATING REVENUES (IN MILLIONS):


                                                                                              Pro forma
                                                                                             three months
                                                                                                ended
                                     Three months ended June 30,          Six months        March 31, 1998
                                    ----------------------------             ended           Predecessor
                                        1999             1998             June 30, 1999        Company
                                    -------------     ----------          -------------     --------------


Fixed satellite services..........  $  9.2            $  8.2                $ 18.3             $  7.9
Data services.....................    16.6              12.0                  31.8               10.9
Intersegment elimination..........    (1.7)               --                  (3.5)                --
                                    ------            ------                ------             ------
Operating revenues................  $ 24.1            $ 20.2                $ 46.6             $ 18.8
                                    ======            ======                ======             ======




EBITDA 1 (IN  MILLIONS):


                                                                                              Pro forma
                                                                                             three months
                                                                                                ended
                                     Three months ended June 30,          Six months        March 31, 1998
                                    ----------------------------             ended           Predecessor
                                        1999             1998             June 30, 1999        Company
                                    -------------     ----------          -------------     --------------
Fixed satellite services..........  $  4.9            $  5.1                $ 11.3             $ 5.1
Data services.....................    (0.5)             (4.2)                 (2.8)             (4.1)
                                    ------            ------                ------             -----
EBITDA............................  $  4.4            $  0.9                $  8.5             $ 1.0
                                    ======            ======                ======             =====






--------
1 Pro forma EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral Orion's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Revenue and Backlog. Total revenues for the three months ended June 30, 1999 and 1998 were $24.1 million and $20.2 million, an increase of $3.9 million or 19 percent. This increase is primarily attributable to the private communications network services operations, which included the addition of 86 customer sites in service compared to the same period in 1998. Total revenues for the six months ended June 30, 1999 and pro forma six months ended June 30, 1998 were $46.6 million and $39.0 million, an increase of $7.6 million or 19 percent, which is attributable to the additional customer sites in service for private communication network services for the six month period ended June 30, 1999 compared to the same period in 1998.

At June 30, 1999, the Company had backlog (representing future revenues under contract) of approximately $265.3 million (adjusted for the debooking of $89 million for DACOM) compared to $289.6 million at June 30, 1998. Revenue from customer contract backlog is typically earned over two to five years.

Direct Expenses. Direct expenses for the three months ended June 30, 1999 were $7.6 million compared to $7.0 million for the same period in 1998, an increase of $0.6 million or 9 percent. Direct expenses for the six months ended June 30, 1999 and the pro forma six months ended June 30, 1998 were $14.2 million and $13.4 million, respectively. These increases are primarily attributable to Internet access, satellite transponder leasing and terrestrial link charges. These costs support the Worldcast Internet access product ("Worldcast"), which provides international internet connectivity through Orion 1.

Sales and Marketing Expenses. Sales and marketing expenses were $6.3 million for the three months ended June 30, 1999, as compared to $6.8 million for the same period in June 30, 1998, a decrease of $0.5 million or 7 percent. Sales and marketing expenses for the six months ended June 30, 1999 and the pro forma six months ended June 30, 1998 were $12.2 million and $12.6 million, respectively.

Engineering and Technical Services Expenses. Engineering and technical services expenses for the three months ended June 30, 1999 were $2.2 million compared to $1.5 million for the same period in 1998. Engineering and technical expenses for the six months ended June 30, 1999 and the pro forma six months ended June 30, 1998 were $4.4 million and $3.4 million, respectively. These increases are primarily due to increased costs associated with development of the Worldcast product.

General and Administrative Expenses. General and administrative expenses were $3.6 million for the three months ended June 30, 1999 compared to $4.0 million for the same period in 1998, a decrease of $0.4 million or 10 percent. General and administrative expenses for the six months ended June 30, 1999 and the pro forma six months ended June 30, 1998 were $7.3 million and $7.7 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 1999 was $16.4 million compared to $16.1 million for the same period in 1998, an increase of $0.3 million or 2 percent. Depreciation and amortization expense for the six months ended June 30, 1999 and the pro forma six months ended June 30, 1998 were $33.9 million and $32.9 million, respectively.

Interest. Interest income was $0.9 million for the three months ended June 30, 1999, compared to $5.1 million for the three months ended June 30, 1998. Interest income for the six months ended June 30, 1999 and the pro forma six months ended June 30, 1998 were $2.1 million and $10.6 million, respectively. These decreases were due to the reduction in the balance of segregated and restricted funds, which were used for the construction of satellites and to fund interest payments on the Company's senior notes. Interest expense, net of capitalized interest of $3.8 million and $3.3 million, respectively, was $17.5 million for the three months ended June 30, 1999, and

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

$17.8 million for the three months ended June 30, 1998. Interest expense for the six months ended June 30, 1999 and the pro forma six months ended June 30, 1998 were $31.4 million and $35.8 million, respectively. The decreases in interest expense are due to additional capitalized interest costs attributable to satellites under construction.

Income Taxes. The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1999 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. The Company has recorded a receivable under this tax sharing agreement of approximately $2.3 million and $4.5 million and a deferred tax provision of $1.4 million and $1.9 million, resulting in a net tax benefit of $0.8 million and $2.6 million for the three and six months ended June 30, 1999, respectively. The deferred tax asset of $52.1 million as of June 30, 1999 on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

Net Loss. As a result of the above, the Company incurred net losses of $27.5 million and $19.8 million for the three months ended June 30, 1999 and 1998, respectively. Net losses for the six months ended June 30, 1999 and the pro forma six months ended June 30, 1998 were $51.8 million and $48.5 million, respectively.

RESULTS BY OPERATING SEGMENT

Effective January 1, 1999, data services contracted with FSS for transponder capacity, which is reflected as revenues for FSS and costs for data services. In 1998, costs for the leasing of transponder capacity for data services were allocated from fixed satellite services.

Fixed Satellite Service

FSS revenue for the three months ended June 30, 1999 was $9.2 million (including $1.7 million of intersegment revenue) versus $8.2 million for three months ended June 30 1998. EBITDA for the three months ended June 30, 1999 was $4.9 million, or 53 percent of revenues, versus $5.1 million (after allocating $1.6 million of costs to data services), or 62 percent of revenues, for the three months ended June 30, 1998. FSS revenue for the six months ended June 30, 1999 was $18.3 million (including $3.5 million of intersegment revenue) versus $16.1 million for the pro forma six months ended June 30, 1998. EBITDA for the six months ended June 30, 1999 was $11.3, or 62 percent of revenues, versus $10.2 million (after allocating $3.3 million of costs to data services), or 63 percent of revenues, for the pro forma six months ended June 30, 1998.

Data Services

Revenues for the data services segment for the three months ended June 30, 1999 was approximately $16.6 million versus $12.0 million for the three months ended June 30, 1998, primarily from Loral Orion's corporate data networking and Internet and intranet services businesses. EBITDA for the three months ended June 30, 1999 was a loss of approximately $0.5 million (including $1.7 million of charges from FSS for leasing capacity on Orion 1) versus a loss of $4.2 million (including $1.6 million of costs allocated from FSS for capacity used on Orion 1) for the three months ended June 30, 1998. Data services revenue for the six months ended June 30, 1999 and the pro forma six months ended June 30, 1998 were $31.8 million and $22.9 million, respectively. EBITDA for the six months ended June 30, 1999 was a loss of $2.8 million (including $3.5 million of charges from FSS for leasing capacity on Orion 1) versus a loss of $8.3 million (including $3.3 million of costs allocated from FSS for capacity used on Orion
1) for the pro forma six months ended June 30, 1998.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Existing Capital Resources. As of June 30, 1999, the Company had cash and cash equivalents of $16.0 million and restricted assets of $49.4 million, placed in a pledged account (to pre-fund the next two interest payments on the Senior Notes).

Based upon its current expectations for growth, the Company anticipates it will have additional funding requirements over the next three years to fund the purchase of VSATs, Senior Notes interest payments, other capital expenditures and other operating needs. Interest charges on the Senior Notes are fully provided for by restricted cash through January 2000. The Company does not have a revolving credit facility. Accordingly, the Company will need to secure funding from Loral, or raise additional financing. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that the Company seeks to raise additional debt financing, the Indentures limit the amount of such additional debt (under a variety of provisions contained in such Indentures) and prohibit the Company from using Orion 1 or Orion 2 or the insurance proceeds from Orion 3 as collateral for indebtedness for money borrowed. If the Company requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on the Company.

OTHER MATTERS

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1999 is denoted as "99" and not "1999"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

The Company has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, systems and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, the Company is assessing the Year 2000 capabilities of, among other things, its satellite, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases: Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. As of June 30, 1999, the Company has completed approximately 99 percent of the inventory phase and approximately 90 percent of its assessment phase. The Company expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the third quarter of 1999, which is prior to any anticipated material impact on the operations of the Company. The fifth phase, the audit phase, commenced in January 1999, and is expected continue through the third quarter of 1999 to accommodate re-audits if necessary.

Both internal and external resources are being utilized to execute the Company's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred through June 30, 1999, for this effort by the Company was approximately $84,000. Based on the efforts of the Company to date, the Company anticipates additional incremental expenses of approximately $182,000 will be incurred to substantially complete the effort.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


As an added safeguard against the possibility that a Year 2000 related issue will adversely affect the Company's ability to continue operations, contingency plans are being developed under the assumption that worst case scenarios are encountered in critical areas. Emphasis is being placed upon the action to be taken if there is discontinuance of services and/or lack of delivery of compliant products from third party suppliers, including utilities which provide power, water, fuel and telecommunications. Baseline contingency plans are expected to be completed prior to the end of the third quarter of 1999. The Company believes that adequate time will be available to ensure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, there can be no assurance that such plans, if required, will be completed on a timely basis.

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. The Company is required to adopt SFAS 133 on January 1, 2001.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27   Financial Data Schedule

         (b)  Reports on Form 8-K:

              May 5, 1999 Item 5 - Other Events Orion 3 Launch Failure

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            LORAL ORION, INC.
                                            -----------------
                                                Registrant


Date:  August 13, 1999                   /s/   RICHARD J. TOWNSEND
                               -------------------------------------------------
                                               Richard J. Townsend
                               Senior Vice President and Chief Financial Officer
                             (Principal  Financial   Officer  and   Registrant's
                                              Authorized Officer)