Form 10-Q
period 1999-09-30
LORAL ORION INC
filed 1999-11-15
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

Commission file number 0-22085

                                LORAL ORION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    52-2008654
-------------------------------------                --------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)


2440 Research Boulevard, Suite 400, Rockville, Maryland         20850
-------------------------------------------------------       ----------
         (Address of principal executive offices)             (Zip Code)

                                  301-258-8101
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                         1999                1998
                                                                                      -------------       ------------
                                                                                       (Unaudited)            Note

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                        $         16,520     $         35,861
   Restricted and segregated cash                                                            197,472               50,180
   Accounts receivable (less allowance for doubtful accounts of $2,556
     and $1,019 at September 30, 1999 and December 31, 1998, respectively)                    15,541               15,292
   Prepaid expenses and other current assets                                                  10,121                4,299
                                                                                    ----------------     ----------------
Total current assets                                                                         239,654              105,632

Restricted and segregated cash                                                                    --               22,675

Property and equipment at cost:
   Land                                                                                           74                   74
   Satellite and related equipment                                                           536,060              263,188
   Telecommunications equipment                                                               42,640               35,630
   Furniture and computer equipment                                                            9,565                8,693
                                                                                    ----------------     ----------------
                                                                                             588,339              307,585

Less accumulated depreciation                                                                (71,498)             (38,706)

Satellite construction in progress, including capitalized
   interest of $17,350 and $20,198 at September 30, 1999
    and December 31, 1998, respectively                                                      252,121              331,861
                                                                                    ----------------     ----------------
Net property and equipment                                                                   768,962              600,740

Due from Loral                                                                                    --                3,619
Costs in excess of net assets acquired associated
   with the Loral Merger, net                                                                597,112              608,015
Deferred income taxes                                                                         50,747               53,915
Other assets, net                                                                             22,578               22,908
                                                                                    ----------------     ----------------

TOTAL ASSETS                                                                        $      1,679,053     $      1,417,504
                                                                                    ================     ================



----------

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

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PAR AMOUNTS)
                                   (CONTINUED)



                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         1999                1998
                                                                                     -------------        ------------
                                                                                      (Unaudited)             Note

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                                $          2,049    $           1,826
   Accounts payable                                                                           26,710                2,035
   Satellite purchase price payable                                                          194,430                   --
   Accrued and other current liabilities                                                      20,577               16,162
   Customer deposits                                                                           6,775                7,897
   Deferred revenue                                                                            2,867               35,841
   Interest payable                                                                           10,386               22,842
                                                                                    ----------------    -----------------
Total current liabilities                                                                    263,794               86,603

Long-term debt                                                                               955,155              931,669
Other long-term liabilities                                                                      150                  141
Due to Loral                                                                                  92,628                   --

Commitments and contingencies:
Stockholders' equity:
   Common stock, $.01 par value, 1,000 shares authorized; 100 shares
    outstanding at September 30, 1999 and December 31, 1998                                       --                   --
   Capital in excess of par value                                                            533,352              481,791
   Unearned compensation                                                                      (2,207)              (3,347)
   Accumulated other comprehensive income (loss)                                                (479)                 616
   Accumulated deficit                                                                      (163,340)             (79,969)
                                                                                    ----------------    -----------------
Total stockholders' equity                                                                   367,326              399,091
                                                                                    ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      1,679,053    $       1,417,504
                                                                                    ================    =================



----------

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



                                                                                                                      THREE MONTHS
                                                                                                                          ENDED
                                                                                    NINE MONTHS       SIX MONTHS        MARCH 31,
                                           THREE MONTHS ENDED SEPTEMBER  30,           ENDED            ENDED             1998
                                           ---------------------------------       SEPTEMBER 30,     SEPTEMBER 30,     PREDECESSOR
                                                1999              1998                 1999              1998            COMPANY
                                           ----------------  ---------------      ---------------   ---------------  ---------------

Service revenue                            $        25,168   $       21,153       $       71,778    $     41,396     $      18,790

Operating expenses:
   Direct                                            9,900            7,265               24,097          14,277             6,406
   Sales and marketing                               5,581            5,186               17,798          11,986             5,790
   Engineering and technical services                2,436            2,779                6,817           4,328             1,898
   General and administrative                        3,482            3,351               10,793           7,308             3,707
   Depreciation and amortization                    17,741           16,327               51,644          32,443            12,483
   Merger costs                                         --              196                   --             301            12,145
                                           ---------------   --------------       --------------    ------------     -------------
     Total operating expenses                       39,140           35,104              111,149          70,643            42,429
                                           ---------------   --------------       --------------    ------------     -------------

Loss from operations                               (13,972)         (13,951)             (39,371)        (29,247)          (23,639)

   Interest  income                                  2,182            2,427                4,253           7,574             5,425
   Interest expense                                (19,434)         (14,996)             (50,853)        (32,748)          (21,190)
   Other income (expense)                               88              219                  446             120              (287)
                                           ---------------   --------------       --------------    ------------     -------------

Loss before income taxes                           (31,136)         (26,301)             (85,525)        (54,301)          (39,691)

Income tax benefit (expense)                          (486)          (3,313)               2,153           4,932                --
                                           ---------------   --------------       --------------    ------------     -------------

Net loss                                           (31,622)         (29,614)             (83,372)        (49,369)          (39,691)

Preferred stock dividend, net of                        --               --                   --              --             1,387
forfeitures                                ---------------   --------------       --------------    ------------     -------------

Net loss attributable to common
stockholders                               $       (31,622)  $      (29,614)      $      (83,372)   $    (49,369)    $     (38,304)
                                           ===============   ==============       ==============    ============     =============




            See notes to condensed consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                    THREE MONTHS
                                                                                                       ENDED
                                                              NINE MONTHS        SIX MONTHS          MARCH 31,
                                                                 ENDED              ENDED              1998
                                                             SEPTEMBER 30,      SEPTEMBER 30,       PREDECESSOR
                                                                 1999               1998              COMPANY
                                                            ----------------    --------------    ---------------

OPERATING ACTIVITIES
Net loss                                                    $        (83,372)  $       (49,369)   $       (39,691)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Deferred income tax provision                                       3,168             2,231                 --
   Depreciation and amortization                                      51,644            32,443             12,483
   Amortization of deferred financing costs                               --             1,303                609
   Provision for bad debts                                             1,969               650                150
   Non-cash interest expense                                          25,088            12,943             10,070
   Other                                                                 795               264              1,644
Changes in operating assets and liabilities:
   Accounts receivable                                                (5,164)           (1,934)            (1,408)
   Prepaid expenses and other current assets                          (5,341)              881                693
   Other assets                                                       (5,028)              188                201
   Accounts payable, accrued liabilities and other
     current liabilities                                              (2,014)           19,890             (2,186)
   Interest payable                                                  (12,456)              (52)           (12,510)
   Customer deposits                                                   1,984               811                 23
   Deferred revenue                                                     (142)              552                297
                                                            ----------------   ---------------    ---------------
Net cash provided by (used in) operating activities                  (28,869)           20,801            (29,625)

INVESTING ACTIVITIES
Increase in restricted and segregated assets                          (2,890)           (5,825)            (4,629)
Uses of and transfers from restricted and
   segragated cash (see Note G)                                      143,879           269,791             35,938
Satellite construction costs                                        (190,035)         (261,394)           (14,575)
Capital expenditures, net (see Note G)                               (86,943)          (10,794)            (3,805)
                                                            ----------------   ---------------    ---------------
Net cash provided by (used in) investing activities                 (135,989)           (8,222)            12,929

FINANCING ACTIVITIES
Equity contributed from Loral                                         51,561                --                 --
Due to Loral                                                          96,247            (6,366)                --
Proceeds from issuance of common stock, net of
   issuance costs                                                         --                --              2,117
Repayment of senior notes and notes payable                             (902)             (534)              (254)
Payment of satellite incentive obligations                              (181)           (3,128)              (324)
Other                                                                 (1,208)              653             (1,051)
                                                            ----------------   ---------------    ---------------
Net cash provided by (used in) financing activities                  145,517            (9,375)               488

Net decrease in cash and cash equivalents                            (19,341)            3,204            (16,208)
Cash and cash equivalents at beginning of period                      35,861            53,801             70,009
                                                            ----------------   ---------------    ---------------
Cash and cash equivalents at end of period                  $         16,520  $         57,005    $        53,801
                                                            ================  ================    ===============




            See notes to condensed consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                                                                                THREE MONTHS
                                                                                                    ENDED
                                                          NINE MONTHS         SIX MONTHS          MARCH 31,
                                                             ENDED              ENDED               1998
                                                         SEPTEMBER 30,      SEPTEMBER 30,       PREDECESSOR
                                                             1999               1998               COMPANY
                                                         -------------      -------------      --------------


Preferred stock dividend, net of forfeitures             $          --      $          --      $       (1,387)
                                                         =============      =============      ==============

Conversion of redeemable preferred stock
   to common stock                                                  --                 --              69,888
                                                         =============      =============      ==============

Conversion of Company common stock and
   stock options to Loral common stock as the
   result of the Loral Merger                                       --                 --             469,000
                                                         =============      =============      ==============

Conversion of subordinated debentures, accrued
   interest, and deferred financing costs to
   common  stock                                                    --                 --              50,000
                                                         =============      =============      ==============

Issuance of common stock for preferred
   stock dividend                                                   --                 --               5,458
                                                         =============      =============      ==============

Issuance of common stock and warrants                               --                 --               4,757
                                                         =============      =============      ==============

Interest paid                                            $      54,159      $      15,614      $       25,237
                                                         =============      =============      ==============



            See notes to condensed consolidated financial statements.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

   Data Services: Business in development. Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral Orion fleets and third party satellites.

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

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

The Merger was accounted for as of March 31, 1998, using the purchase method. Accordingly, the consolidated balance sheet at September 30, 1999 and December 31, 1998 reflects the push-down of the purchase price allocations to the assets and liabilities. The purchase price represented $447.7 million in excess of Orion's net book value, which was primarily allocated to costs in excess of net assets acquired of $620.4 million, and a fair value

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

adjustment of $153.4 million to increase the carrying value of Orion's senior notes and senior discount notes. In addition, Loral agreed to assume Orion's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.3 million, to be amortized over the remaining vesting period of the options.

Had the acquisition of the Company occurred on January 1, 1998, the unaudited pro forma sales, operating loss and net loss for the nine months ended September 30, 1998 would have been $60.2 million, $45.1 million, and $78.1 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

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



                                                                                  THREE MONTHS
                                                                                      ENDED
                                            NINE MONTHS         SIX MONTHS          MARCH 31,
                                               ENDED              ENDED               1998
                                           SEPTEMBER 30,       SEPTEMBER 30,       PREDECESSOR
                                               1999                1998              COMPANY
                                          ----------------   ----------------    ----------------

Net loss                                  $         83,372   $         49,369    $         39,691
Cumulative translation adjustment                    1,095                350                  --
                                          ----------------   ----------------    ----------------
Total comprehensive loss                  $         84,467   $         49,719    $         39,691
                                          ================   ================    ================



EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the Merger with Loral and recapitalization of the Company.

NOTE B.  RESTRICTED AND SEGREGATED CASH

As of September 30, 1999, the Company had approximately $50 million of restricted cash for interest payments on its Senior Notes and $147 million of segregated cash expected to be used for the final payment on the purchase of Apstar IIR (see Note G).

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE C.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):



                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 1999                  1998
                                                                             -------------         ------------

Senior notes (net of premium of $60.2 million and $64.6 million
   at September 30, 1999 and December 31, 1998, respectively)                $       503,230       $       507,573
Senior discount notes (maturity value of $484 million)                               438,242               408,812
Notes payable - TT&C Facility                                                          4,051                 4,953
Satellite incentive obligations                                                       11,195                11,376
Other                                                                                    486                   781
                                                                             ---------------       ---------------
   Total long-term debt                                                              957,204               933,495
       Less: current portion                                                          (2,049)               (1,826)
                                                                             ---------------       ---------------
   Long-term debt, less current portion                                      $       955,155       $       931,669
                                                                             ===============       ===============



In connection with the Merger, Loral did not assume the Company's outstanding debt. Such debt remains outstanding and is non-recourse to Loral. The carrying value of the Company's Senior Notes and Senior Discount Notes was increased to reflect a fair value adjustment of $153.4 million in connection with the Merger, based on quoted market prices at March 31, 1998.

NOTE D.  NOTE DUE TO LORAL

During 1999, Loral Orion entered into an intercompany note with Loral Space & Communications Corporation for a revolving credit facility. The interest rate on the borrowings is Libor plus 275 basis points. Borrowings can be for periods of 1, 2, 3, or 6 months. The total amount outstanding at September 30, 1999 was $92.6 million. The proceeds are being used to fund Orion 2 and Orion 3 or their replacements and for general corporate purposes. This note is due on demand and can be prepaid at any time without penalty. Interest expense through September 30, 1999 was $2.6 million.

NOTE E.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1998 and 1999 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. The Company recorded a net receivable under this tax sharing agreement of approximately $0.8 million and $5.4 million and a deferred tax provision of $1.3 million and $3.2 million, resulting in a net tax provision of $0.5 million for the three months and a net tax benefit of $2.2 million for the nine months ended September 30, 1999. The Company's effective tax benefit rate of 2.5% for the nine months ended September 30, 1999 differs from the federal statutory rate of 35%, due to the valuation allowance established for the carryforward of the current year tax loss and the non-deductible amortization of costs in excess of net asset acquired. The deferred tax asset of $50.7 million as of September 30, 1999 on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE F.  SEGMENTS

The Company's two operating segments are fixed satellite services and data services (see Note A).

In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Beginning January 1, 1999, the Company's fixed satellite services ("FSS") assets are managed by Loral Skynet. As a result, in 1999 the FSS segment began leasing satellite capacity to the data services segment for its use of Orion 1 (see Note G).

Summarized financial information concerning the Company's operating segments is as follows (in millions):

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                  FIXED                                TOTAL
                                                SATELLITE             DATA           REPORTABLE        INTERSEGMENT
                                                 SERVICES           SERVICES          SEGMENTS         ELIMINATIONS     CONSOLIDATED
                                              -------------      -------------     -------------     ----------------   ------------

Revenue from external customers ......        $         8.1      $       17.1      $       25.2      $          --      $      25.2
Intersegment revenue .................                  1.8              --                 1.8               (1.8)              --
                                              -------------      ------------      ------------      -------------      -----------
Gross revenue ........................        $         9.9      $       17.1      $       27.0      $        (1.8)     $      25.2
                                              -------------      ------------      ------------      -------------      -----------
EBITDA 1 .............................        $         6.1      $       (2.4)     $        3.7      $          --      $       3.7
Depreciation and amortization ........                 13.7               4.0              17.7                 --             17.7
                                              -------------      ------------      ------------      -------------      -----------
Loss from operations .................        $        (7.6)     $       (6.4)     $      (14.0)     $          --      $     (14.0)
                                              -------------      ------------      ------------      -------------      -----------
Total assets  ........................        $     1,608.5      $       71.4      $    1,679.9      $          --      $   1,679.9
                                              -------------      ------------      ------------      -------------      -----------


                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                  FIXED                                TOTAL
                                                SATELLITE             DATA           REPORTABLE
                                                 SERVICES           SERVICES          SEGMENTS       CONSOLIDATED
                                              -------------      -------------     -------------     -------------

Revenue from external customers ......        $         8.1      $       13.1      $       21.2      $       21.2
                                              -------------      ------------      ------------      ------------
EBITDA 1 .............................        $         6.9      $      (4.4)      $        2.5      $        2.5
Depreciation and amortization ........                 13.7              2.6               16.3              16.3
Merger costs .........................                   --               --                 --               0.2
                                              -------------      ------------      ------------      ------------
Loss from operations..................        $       (6.8)      $      (7.0)      $      (13.8)     $      (14.0)
                                              -------------      ------------      ------------      ------------
Total assets  ........................        $     1,310.7      $      111.6      $    1,422.3      $    1,422.3
                                              -------------      ------------      ------------      ------------


     (1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization and merger costs) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral Orion's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.
                                    10

                             LORAL ORION, INC.
  (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)


                                                  FIXED                                TOTAL
                                                SATELLITE             DATA           REPORTABLE        INTERSEGMENT
                                                 SERVICES           SERVICES          SEGMENTS         ELIMINATIONS     CONSOLIDATED
                                              -------------      -------------     -------------     ----------------   ------------

Revenue from external customers ......        $         22.9     $        48.9     $       71.8      $          --      $      71.8
Intersegment revenue .................                   5.3                --              5.3               (5.3)              --
                                              --------------     -------------     ------------      -------------      -----------
Gross revenue ........................        $         28.2     $        48.9     $       77.1      $        (5.3)     $      71.8
                                              --------------     -------------     ------------      -------------      -----------
EBITDA  ..............................        $         17.4     $        (5.1)    $       12.3      $          --      $      12.3
Depreciation and amortization ........                  40.6              11.0             51.6                 --             51.6
                                              --------------     -------------     ------------      -------------      -----------
Loss from operations .................        $        (23.2)    $       (16.1)    $      (39.3)     $          --      $     (39.3)
                                              --------------     -------------     ------------      -------------      -----------
Total assets  ........................        $      1,608.5     $        71.4     $    1,679.9      $          --      $   1,679.9
                                              --------------     -------------     ------------      -------------      -----------


                       SIX MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                  FIXED                                TOTAL
                                                SATELLITE             DATA           REPORTABLE
                                                 SERVICES           SERVICES          SEGMENTS       CONSOLIDATED
                                              -------------      -------------     -------------     -------------

Revenue from external customers ......        $        16.4      $      25.0       $       41.4      $       41.4
                                              -------------      -----------       ------------      ------------
EBITDA  ..............................        $        10.4      $      (6.9)      $        3.5      $        3.5
Depreciation and amortization ........                 26.4              6.0               32.4              32.4
Merger costs .........................                   --               --                 --               0.3
                                              -------------      -----------       ------------      ------------
Loss from operations..................        $      (16.0)      $     (12.9)      $      (28.9)     $      (29.2)
                                              -------------      -----------       ------------      ------------
Total assets  ........................        $     1,310.7      $     111.6       $    1,422.3      $    1,422.3
                                              -------------      -----------       ------------      ------------



                        THREE MONTHS ENDED MARCH 31, 1998
                               PREDECESSOR COMPANY
                                   (UNAUDITED)


                                                  FIXED                                TOTAL
                                                SATELLITE             DATA           REPORTABLE
                                                 SERVICES           SERVICES          SEGMENTS       CONSOLIDATED
                                              -------------      -------------     -------------     -------------

Revenue from external customers ......        $         7.9      $      10.9       $       18.8      $       18.8
                                              -------------      -----------       ------------      ------------
EBITDA ...............................        $         5.1      $      (4.1)      $        1.0      $        1.0
Depreciation and amortization ........                  9.6              2.9               12.5              12.5
Merger costs .........................                   --               --                 --              12.1
                                              -------------      -----------       ------------      ------------
Loss from operations..................        $        (4.5)     $      (7.0)      $      (11.5)     $      (23.6)
                                              -------------      -----------       ------------      ------------

                                       11

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE G. COMMITMENTS AND CONTINGENCIES

Orion 1 -- In November 1995, a portion of the Orion 1 satellite experienced an anomaly that resulted in a temporary service interruption, lasting approximately two hours, in the dedicated capacity serving the European portion of Orion 1's services. Full service to all affected customers was restored using redundant equipment on the satellite. The Company believes, based on the data and the Telesat Report, that, because the redundant component is functioning fully in accordance with specifications and the performance record of similar components is strong, the anomalous behavior is unlikely to affect the expected performance of the satellite over its useful life. Furthermore, there has been no effect on the Company's ability to provide services to customers. However, in the event that the currently operating component fails, Orion 1 would experience a significant loss of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $53 million as of September
1999, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

Orion 2 -- During the second quarter of 1998, the Company entered into a satellite procurement contract with Space Systems/Loral, Inc. ("SS/L"), a wholly owned subsidiary of Loral, for the construction and launch of the Orion 2 satellite for the operation in the Atlantic Ocean region (the "SS/L Contract"). The SS/L satellite design provides for 38 Ku-band transponders with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America. Loral Orion's cash will be used to fund the SS/L Contract up to an amount that, will not exceed $202 million. Any requirements to SS/L in excess of $202 million (estimated to be approximately $60 million) for Orion 2 will be funded with additional equity contributed by Loral. Loral has funded $51.6 million of equity for Orion 2 through September 30, 1999.

Orion 2 was launched aboard an Ariane 44L launch vehicle on October 19, 1999, into the orbital slot located at 15(degree) W.L. where in-orbit testing is being conducted. The Company is currently in negotiations with Eutelsat to complete coordination of Orion 2 with the Eutelsat satellite in the region. Orion 2 is expected to enter service in January 2000, after orbit raising and in-orbit testing are completed. Loral Skynet will manage the leasing of Orion 2's capacity.

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

The satellite and launch were fully insured for approximately $266 million, which was received in the third quarter of 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under Loral Orion's agreement with DACOM, the amount prepaid was refunded in July 1999. Loral Orion's debt covenants require that the insurance proceeds be used to acquire a replacement satellite within 15 months of receipt of such proceeds, or to pay down debt (see Note B).

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

On September 28, 1999, Loral Asia Pacific Satellite (HK) Limited ("Loral Orion HK"), a subsidiary of Loral Orion, purchased from APT Satellite Company Limited ("APT") all transponder capacity on the Apstar IIR satellite, (except for one C-band transponder retained by APT) for approximately $273 million. Apstar IIR, which was manufactured by SS/L, was launched in October 1997 and has an expected mission life of 15 years. Loral Orion HK will have full use of 27 C-band and 16 Ku-band transponders aboard Apstar IIR for the remaining life of the satellite. Located at 76.5 degrees East, Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75% of the world's population. Under the purchase agreement, Loral Orion HK will also have the option to lease from APT replacement satellites upon the end of life of Apstar IIR.

On September 28, 1999, Loral Orion HK made an initial payment of approximately $79 million to APT and agreed to pay approximately $194 million in cash to APT over the next six months as follows: approximately $12 million on December 31, 1999 and approximately $182 million on March 27, 2000. Insurance proceeds from the Orion 3 failure were used to fund the initial payment and will be used to fund a portion of the remaining payments. Loral has agreed to guarantee Loral Orion HK's obligations to APT under the purchase agreement.

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

NOTE H.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company, are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the harshness of the space environment in which the Company's satellites operate;
(ii) governmental or regulatory changes; (iii) access to scarce launch vehicle resources and risk of launch failures; (iv) severe competition in our industry; and (v) the Company and its subsidiaries owe significant amounts of money. For a detailed discussion of these factors and conditions, please refer to the periodic reports that the Company files with the SEC. In addition,the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

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

   Data Services: Business in development. Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral Orion fleets and third party satellites.

No restrictions exist on the ability of the subsidiaries of Loral Orion ("Subsidiary Guarantors") other than inconsequential subsidiaries, to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

ORION 2

During the second quarter of 1998, the Company entered into a satellite procurement contract with Space Systems/Loral, Inc. ("SS/L"), a wholly owned subsidiary of Loral, for the construction and launch of the Orion 2 satellite for the operation in the Atlantic Ocean region (the "SS/L Contract"). The SS/L satellite design provides for 38 Ku-band transponders with a footprint covering the Eastern United States, Southeastern Canada, Europe, the Commonwealth of Independent States, the Middle East, North and South Africa and South America. Loral Orion's cash will be used to fund the SS/L Contract up to an amount that, will not exceed $202 million. Any requirements to SS/L in excess of $202 million (estimated to be approximately $60 million) for Orion 2 will be funded with additional equity contributed by Loral. Loral has funded $51.6 million of equity for Orion 2 through September 30, 1999.

LORAL ORION, INC.

     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

Orion 2 was launched aboard an Ariane 44L launch vehicle on October 19, 1999, into the orbital slot located at 15(degree) W.L. where in-orbit testing is being conducted. The Company is currently in negotiations with Eutelsat to complete coordination of Orion 2 with the Eutelsat satellite in the region. Orion 2 is expected to enter service in January 2000, after orbit raising and in-orbit testing are completed. Loral Skynet will manage the leasing of Orion 2's capacity

ORION 3

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

The satellite and launch were fully insured for approximately $266 million, which was received in the third quarter of 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under Loral Orion's agreement with DACOM, the amount prepaid was refunded in July 1999. Loral Orion's debt covenants require that the insurance proceeds be used to acquire a replacement satellite within 15 months of receipt of such proceeds, or to pay down such debt (see Note B to the unaudited condensed consolidated financial statements).

On September 28, 1999, Loral Asia Pacific Satellite (HK) Limited ("Loral Orion HK"), a subsidiary of Loral Orion, purchased from APT Satellite Company Limited ("APT") all transponder capacity on the Apstar IIR satellite, (except for one C-band transponder retained by APT) for approximately $273 million. Apstar IIR, which was manufactured by SS/L, was launched in October 1997 and has an expected mission life of 15 years. Loral Orion HK will have full use of 27 C-band and 16 Ku-band transponders aboard Apstar IIR for the remaining life of the satellite. Located at 76.5 degrees East, Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75% of the world's population. Under the purchase agreement, Loral Orion HK will also have the option to lease from APT replacement satellites upon the end of life of Apstar IIR. During 1999, expected earnings from Orion 3, which will now not be received, will be offset, in part, by earnings from Aptstar IIR.

On September 28, 1999, Loral Orion HK made an initial payment of approximately $79 million to APT and agreed to pay approximately $194 million in cash to APT over the next six months as follows: approximately $12 million on December 31, 1999 and approximately $182 million on March 27, 2000. Insurance proceeds from the Orion 3 failure were used to fund the initial payment and will be used to fund a portion of the remaining payments. Loral has agreed to guarantee Loral Orion HK's obligations to APT under the purchase agreement.

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

RESULTS OF OPERATIONS

On March 20, 1998, Orion was acquired by Loral Space & Communications Ltd. ("Loral"), through the merger (the "Merger") of a wholly owned subsidiary of Loral, Loral Satellite Corporation, with and into Orion. (See Note A to the unaudited condensed consolidated financial statements.) In order to provide an understanding of the Company,

LORAL ORION, INC.

     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

the results of operations discusses the actual results for the three months ended September 30, 1999 and September 30, 1998; and the actual results of operation for the nine months ended September 30, 1999 and pro forma results of operation for the nine months ended September 30, 1998. The pro forma results of operations have been presented to give the effect as of January 1, 1998, of the Merger with Loral, and the Exchange, the Orion Merger, and the Financings (the "Transactions"), as described in Note 1 in the Company's latest Annual Report on Form 10-K. The pro forma results of operations does not purport to present the actual results of operations of the Company had the Transactions in fact occurred on January 1, 1998 nor is it indicative of the results of operations that may be achieved in the future.

As a result of these Transactions, the pro forma adjustments resulted in an increase in depreciation and amortization expenses of approximately $4.4 million for the nine months ended September 30, 1998. This increase primarily relates to amortization expense for cost in excess of net assets acquired associated with the Loral Merger. The pro forma results for 1998 also include a $12.1 million adjustment to eliminate merger costs. Pro forma interest expense for the nine months ended September 30, 1998 includes an adjustment to decrease expense by $3.2 million. The decrease in interest expense is primarily attributable to the amortization of bond premium relating to the fair value adjustments and the elimination of interest expense on the debentures as a result of the Loral Merger.

In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. See Note D to the unaudited condensed consolidated financial statements for additional information on segment results.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

OPERATING REVENUES (IN MILLIONS):



                                                                                                                  PRO FORMA
                                                                                                                 THREE MONTHS
                                                                                                                    ENDED
                                             THREE MONTHS ENDED               NINE MONTHS       SIX MONTHS        MARCH 31,
                                                SEPTEMBER 30,                    ENDED             ENDED             1998
                                             --------------------              SEPTEMBER 30,     SEPTEMBER 30,     PREDECESSOR
                                                 1999      1998                    1999              1998            COMPANY
                                             ----------  --------              -------------     -------------    -------------

Fixed satellite services  ..........         $     9.9   $     8.1             $       28.2      $       16.4     $       7.9
Data services  .....................              17.1        13.1                     48.9              25.0            10.9
Intersegment elimination ...........              (1.8)         --                     (5.3)               --              --
                                             ---------   ---------             ------------      ------------     -----------
Operating revenues .................         $    25.2   $    21.2             $       71.8      $       41.4     $      18.8
                                             ---------   ---------             ------------      ------------     -----------




EBITDA 1 (IN  MILLIONS):



                                                                                                                  PRO FORMA
                                                                                                                 THREE MONTHS
                                                                                                                    ENDED
                                             THREE MONTHS ENDED               NINE MONTHS       SIX MONTHS        MARCH 31,
                                                SEPTEMBER 30,                    ENDED             ENDED             1998
                                             --------------------              SEPTEMBER 30,     SEPTEMBER 30,     PREDECESSOR
                                                 1999      1998                    1999              1998            COMPANY
                                             ----------  --------              -------------     -------------    -------------

Fixed satellite services  ..........         $    6.1    $     6.9             $       17.4      $       10.4     $       5.1
Data services  .....................             (2.4)        (4.4)                    (5.1)             (6.9)           (4.1)
                                             ---------   ---------             ------------      ------------     -----------
EBITDA .............................         $    3.7    $     2.5             $       12.3      $        3.5     $       1.0
                                             ---------   ---------             ------------      ------------     -----------


     --------------
     (1) Pro forma EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral Orion's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

Revenue and Backlog. Total revenues for the three months ended September 30, 1999 and 1998 were $25.2 million and $21.2 million, an increase of $4.0 million or 19 percent. This increase is primarily attributable to the private communications network services operations, which included the addition of 131 customer sites in service compared to the same period in 1998. Total revenues for the nine months ended September 30, 1999 and pro forma nine months ended September 30, 1998 were $71.8 million and $60.2 million, an increase of $11.6 million or 19 percent, which is primarily attributable to the additional customer sites in service for private communication network services for the nine month period ended September 30, 1999 compared to the same period in 1998.

At September 30, 1999, the Company had backlog (representing future revenues under contract) of approximately $479.7 million (adjusted for the debooking of $89 million for DACOM and the $87.5 million of backlog acquired in connection with Apstar IIR) compared to $299.7 million at September 30, 1998. Revenue from customer contract backlog is typically earned over two to five years.

Direct Expenses. Direct expenses for the three months ended September 30, 1999 were $9.9 million compared to $7.3 million for the same period in 1998, an increase of $2.6 million or 36 percent. Direct expenses for the nine months ended September 30, 1999 and the pro forma nine months ended September 30, 1998 were $24.1 million and $20.7 million, respectively. These increases are primarily attributable to Internet access, satellite transponder leasing and terrestrial link charges that support the Worldcast Internet access product ("Worldcast"), which provides international internet connectivity through Orion 1.

Sales and Marketing Expenses. Sales and marketing expenses were $5.6 million for the three months ended September 30, 1999, as compared to $5.2 million for the same period in September 30, 1998, an increase of $0.4 million or 8 percent. Sales and marketing expenses for the nine months ended September 30, 1999 and the pro forma nine months ended September 30, 1998 were $17.8 million.

Engineering and Technical Services Expenses. Engineering and technical services expenses for the three months ended September 30, 1999 were $2.4 million compared to $2.8 million for the same period in 1998, a decrease of $0.4 million or 12 percent. Engineering and technical expenses for the nine months ended September 30, 1999 and the pro forma nine months ended September 30, 1998 were $6.8 million and $6.3 million, respectively.

General and Administrative Expenses. General and administrative expenses were $3.5 million for the three months ended September 30, 1999 compared to $3.4 million for the same period in 1998, an increase of $0.1 million or 4 percent. General and administrative expenses for the nine months ended September 30, 1999 and the pro forma nine months ended September 30, 1998 were $10.8 million and $11.0 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 1999 was $17.7 million compared to $16.3 million for the same period in 1998, an increase of $1.4 million or 9 percent. Depreciation and amortization expense for the nine months ended September 30, 1999 and the pro forma nine months ended September 30, 1998 were $51.6 million and $49.3 million, respectively.

Interest. Interest income was $2.2 million for the three months ended September 30, 1999, compared to $2.4 million for the three months ended September 30, 1998. Interest income for the nine months ended September 30, 1999 and the pro forma nine months ended September 30, 1998 were $4.3 million and $13.0 million, respectively. These decreases were due to the reduction in the balance of segregated and restricted cash in 1999, which were used for the payment of satellites and to fund interest payments on the Company's senior notes. Interest expense, net of capitalized interest of $4.8 million and $6.1 million, respectively, was $19.4 million for the three months

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

ended September 30, 1999, and $15.0 million for the three months ended September 30, 1998. The increases in interest expense are due to additional interest on intercompany debt funded by Loral and less capitalized interest on satellites under construction. Interest expense for the nine months ended September 30, 1999 and the pro forma nine months ended September 30, 1998 were $50.9 million and $50.8 million, respectively.

Income Taxes. The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1998 and 1999 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group. The Company has recorded a receivable under this tax sharing agreement of approximately $0.8 million and $5.4 million and a deferred tax provision of $1.3 million and $3.2 million, resulting in a net tax provision of $0.5 million for the three months and $2.2 million for the nine months ended September 30, 1999. The deferred tax asset of $50.7 million as of September 30, 1999 on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

Net Loss. As a result of the above, the Company incurred net losses of $31.6 million and $29.6 million for the three months ended September 30, 1999 and 1998, respectively. Net losses for the nine months ended September 30, 1999 and the pro forma nine months ended September 30, 1998 were $83.4 million and $78.1 million, respectively.

RESULTS BY OPERATING SEGMENT

Effective January 1, 1999, data services contracted with FSS for transponder capacity, which is reflected as revenues for FSS and costs for data services. In 1998, costs for the leasing of transponder capacity for data services were allocated from fixed satellite services.

Fixed Satellite Service

FSS revenue for the three months ended September 30, 1999 was $9.9 million (including $1.8 million of intersegment revenue) versus $8.1 million for three months ended September 30 1998. EBITDA for the three months ended September 30, 1999 was $6.1 million, or 62 percent of revenues, versus $5.3 million (after allocating $1.6 million of costs to data services), or 65 percent of revenues, for the three months ended September 30, 1998. FSS revenue for the nine months ended September 30, 1999 was $28.2 million (including $5.3 million of intersegment revenue) versus $24.3 million for the pro forma nine months ended September 30, 1998. EBITDA for the nine months ended September 30, 1999 was $17.4, or 62 percent of revenues, versus $15.5 million (after allocating $4.8 million of costs to data services), or 64 percent of revenues, for the pro forma nine months ended September 30, 1998.

Data Services

Revenues for the data services segment for the three months ended September 30, 1999 was approximately $17.1 million versus $13.1 million for the three months ended September 30, 1998, primarily from Loral Orion's corporate data networking and Internet and intranet services businesses. EBITDA for the three months ended September 30, 1999 was a loss of approximately $2.4 million (including $1.8 million of charges from FSS for leasing capacity on Orion 1) versus a loss of $4.4 million (including $1.6 million of costs allocated from FSS for capacity used on Orion 1) for the three months ended September 30, 1998. Data services revenue for the nine months ended September 30, 1999 and the pro forma nine months ended September 30, 1998 were $48.9 million and $35.9 million, respectively. EBITDA for the nine months ended September 30, 1999 was a loss of $5.1 million (including $5.3 million of charges from FSS for leasing capacity on Orion 1) versus a loss of $11.0 million (including $4.8 million of costs allocated from FSS for capacity used on Orion 1) for the pro forma nine months ended September 30, 1998.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Existing Capital Resources. As of September 30, 1999, the Company had cash and cash equivalents of $16.5 million and restricted and segregated cash of $197.5 million, placed in a pledged account (approximately $50 million to pre-fund the next two interest payments on the Senior Notes and the remainder is expected to fund Apstar IIR). Restricted and segregated cash increased as of September 30, 1999, as a result of the receipt of the insurance proceeds from the Orion 3 launch failure.

Based upon its current expectations for growth, the Company anticipates it will have additional funding requirements over the next three years to fund the purchase of VSATs, Senior Notes interest payments, other capital expenditures and other operating needs. Interest charges on the Senior Notes are fully provided for by restricted cash through July 2000. The Company does not have a revolving credit facility. Accordingly, the Company will need to secure funding from Loral, or raise additional financing. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that the Company seeks to raise additional debt financing, the Indentures limit the amount of such additional debt (under a variety of provisions contained in such Indentures) and prohibit the Company from using Orion 1, Orion 2 or Apstar IIR or the insurance proceeds from Orion 3 as collateral for indebtedness for money borrowed. If the Company requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on the Company.

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

The Company has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, systems and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, the Company is assessing the Year 2000 capabilities of, among other things, its satellite, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases: Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. As of September 30, 1999, the Company has completed approximately 99 percent of the inventory phase and approximately 99 percent of its assessment phase. The Company expects to complete all phases of its Year 2000 Program during the fourth quarter of 1999, which is prior to any potential material impact on the operations of the Company.

Both internal and external resources are being utilized to execute the Company's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred through September 30, 1999, for this effort by the Company was approximately $275,000. Based on the efforts of the Company to date, the Company anticipates additional incremental expenses of approximately $9,000 will be incurred to substantially complete the effort.

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

As an added safeguard against the possibility that a Year 2000 related issue will adversely affect the Company's ability to continue operations, contingency plans are being developed under the assumption that worst case scenarios are encountered in critical areas. Emphasis is being placed upon the action to be taken if there is discontinuance of services and/or lack of delivery of compliant products from third party suppliers, including utilities which provide power, water, fuel and telecommunications. Baseline contingency plans are expected to be completed prior to the end of the fourth quarter of 1999. The Company believes that adequate time will be available to ensure that these contingency plans are developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, there can be no assurance that such plans, will be completed on a timely basis.

The cost of the program and the dates on which the Company believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources, third-party Year 2000 readiness and other factors. Because none of these estimates can be guaranteed, actual results could differ materially and adversely from those anticipated. Specific factors that might cause an adjustment of costs are: number of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to validate supplier certification, the ability of vendors to meet specific commitments and similar uncertainties.

The Company's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely effect the Company's results of operations, liquidity and financial condition. Ongoing assessments are made by the Company regarding the Year 2000 readiness of key third-party suppliers. Information requests are distributed to such suppliers and replies are evaluated. When the risk is deemed material, on-site visits to suppliers are conducted to verify the adequacy of the information received. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Program is expected to have considerably reduced the
Company's level of exposure in regard to third-party supplier Year 2000 problems. There can be no assurance given that the Company's Year 2000 Program will be successful in avoiding any interruption or failure of certain basic business operations, which may have a material adverse effect on the Company's results of operations or financial position.

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

                                LORAL ORION, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27  Financial Data Schedule

         (b) Reports on Form 8-K:

             August 18, 1999     Item 5 - Other Events - Apstar IIR acquisition.

                                 Item 7 (c) - Exhibits - Lease Agreement, dated as of August 18, 1999, by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited.

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

                                         LORAL ORION, INC.
                                         -----------------
                                            Registrant


Date:  November 15, 1999                               /s/   RICHARD J. TOWNSEND
                               -----------------------------------------------------------------------------
                                                             Richard J. Townsend
                                              Senior Vice President and Chief Financial Officer
                                     (Principal Financial Officer and Registrant's Authorized Officer)
