Form 10-K
period 1999-12-31
LORAL CYBERSTAR INC
filed 2000-03-31
CIK 1029850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999      Commission file number  0-22085
                                                                         -------

                              LORAL CYBERSTAR, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       52-1564318
------------------------------------                    --------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

          2440 Research Boulevard, Suite 400, Rockville, Maryland 20850
          -------------------------------------------------------------
                    (Address of principal executive offices )


                                  301-258-8101
                   -------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                          11 1/4% Senior Notes Due 2007
                     12 1/2% Senior Discount Notes Due 2007
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

The number of shares of common stock, par value $.01 per share of the registrant outstanding as of March 15, 2000 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2) OF FORM 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Loral CyberStar, Inc. ("Loral CyberStar" or the "Company"), formerly known as Orion Network Systems, Inc. ("Orion") prior to its acquisition on March 20, 1998 by Loral Space & Communications Ltd. ("Loral"), is a rapidly growing provider of satellite-based communications services, providing Fixed Satellite Services, including video distribution and other satellite transmission services and Data Network Services, including managed data network services and Internet services. Loral CyberStar believes that demand for satellite-based communications services will continue to grow due to accelerating demand for high speed data services, growing demand for Internet and intranet services, especially outside the United States, worldwide deregulation and continuing technological advancement.

BUSINESS SEGMENTS

     Loral CyberStar operates in the following two segments:

Fixed Satellite Services

     Loral CyberStar, through its agreements with Loral Skynet, a division of Loral SpaceCom Corporation, provides transmission capacity to cable and television programmers, news and information networks, telecommunications companies, Internet service providers ("ISPs") and other carriers for a variety of applications. Customers include PSINet, HBO, Disney, Cable & Wireless and United Pan Europe Communications. A majority of the Company's transmission capacity services consist of video services. The Company generally offers transmission capacity services under long term contracts and also offers occasional use services for periods of up to a few hundred hours.

     Telstar 11 (formerly known as Orion 1), a high power satellite with 34 Ku-band transponders, commenced operations in January 1995, and provides coverage to 34 European countries, much of the United States and parts of Canada, Mexico and North Africa. As of December 31, 1999, Telstar 11 was operating at approximately 90% utilization.

     Telstar 12 (formerly known as Orion 2), a high power satellite with 38 Ku-band transponders, expands Loral Cyberstar's European coverage and extends coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa. Telstar 12 was launched in October 1999 into 15 degrees W.L. and commenced revenue generating operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral CyberStar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral
CyberStar  continues  to  conduct   discussions  with  various   administrations
regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

     On May 4, 1999, the Company's Orion 3 satellite was placed into a lower-than-expected orbit after its launch on a Delta III rocket. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for its intended purpose. The satellite and launch were fully insured for approximately $266 million, which was received in the third quarter of 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under Loral CyberStar's agreement with DACOM, the amount prepaid was refunded in July 1999.

     To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") all transponder capacity (except for one C-band transponder retained by APT) and existing customer leases on the Apstar IIR satellite for approximately $273 million. Insurance proceeds from the May 4, 1999 launch failure of the Orion 3 satellite were used to fund the initial payments and a significant portion of the final payment of approximately $182 million in March 2000.

     Apstar IIR, which was manufactured by SS/L, was launched in October 1997 and as of September 28, 1999 had an estimated remaining useful life of approximately 13 years. Loral CyberStar has full use of 27 C-band and 16 Ku-band transponders aboard Apstar IIR for the remaining life of the satellite. Located at 76.5 degrees E.L., Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75% of the world's population. Under the purchase agreement, Loral CyberStar will also have the option to lease replacement satellites from APT upon the end of life of Apstar IIR. In November 1999, the satellite was renamed Telstar 10/Apstar IIR. As of December 31, 1999, Telstar 10/Apstar IIR was operating at approximately 44% utilization.

         In March 2000, Loral CyberStar entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees W.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection with this transaction, Loral CyberStar also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total purchase price for the slots and these agreements was $36.5 million, which purchase price was applied by Loral CyberStar towards the last installment payment on Telstar 10/Apstar IIR.

Data Network Services

     Loral CyberStar provides multinational corporations with managed communications networks designed to carry high-speed data, fax, video teleconferencing, voice and other specialized services. The Loral CyberStar network delivers high-speed data to customers in emerging markets and remote locations which would otherwise lack the necessary infrastructure to support these services. Loral CyberStar also offers intranet services and provides high speed Internet access and transmission services to companies outside the United States seeking to avoid "last mile" terrestrial connections and to bypass congested regional Internet network routes. Loral CyberStar provides its services directly to customer premises using very small aperture terminals.

     As a result of a transaction completed in December 1998, Loral CyberStar has access to technology licensed from The Fantastic Corporation that will enable it to provide broadband infrastructure for multicast delivery of multimedia products and services to corporations, content developers, broadcasters, ISPs and other enterprises that have time sensitive and complex data requirements. Loral CyberStar continues to introduce new products that capitalize on the strengths its satellites bring to the global Internet access market. For example, during the fourth quarter of 1998, Loral CyberStar introduced its WorldCast Business Edition, which supplies high-bandwidth satellite capacity to improve businesses' access to the U.S. Internet backbone from foreign locations. Loral CyberStar has also introduced a new multicast service, called WorldCast Newsfeed, that will enable ISPs to receive news from the Internet using Loral satellites, thereby minimizing terrestrial network costs. More recently, Loral CyberStar has agreed to work together with Real Networks, a leader in media delivery on the Internet, to deliver streaming multimedia service to customers of European ISPs, and has entered into a joint marketing agreement with Akamai to improve delivery of web content to ISPs worldwide. Loral CyberStar also has an agreement with PSINet to provide a high speed, satellite-based Internet link into South America.

     Based on Internet standards, Loral CyberStar's multicast solution enables content providers, businesses and ISP to package, manage, and broadcast content
- including text, audio, video, graphics, pictures, animation software - to end users around the world. By using the Loral satellites, Loral CyberStar can achieve efficiencies for its customers by transmitting data once to multiple locations within a satellite's coverage area rather than to each location individually as is necessary with terrestrial connections.

         In December 1999, the Brazilian government awarded Loral CyberStar a license to deliver domestic and international data communications services in Brazil. Under this license -- one of the first to be awarded to a foreign company under the country's recent market-opening regulations -- Loral CyberStar can provide the Brazilian and the international business community with broadband data services capable of delivering content directly to the user's desktop, as well as a network infrastructure for advanced telecommunications services.

ACQUISITION OF  ORION BY LORAL

     On March 20, 1998, Orion was acquired by Loral, through the merger (the "Merger") of Loral Satellite Corporation, a wholly owned subsidiary of Loral, with and into Orion. Loral consummated the acquisition by issuing 18 million shares of its common stock and assuming existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. Orion was the surviving corporation of the Merger and thereby became a subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name was subsequently further changed to "Loral CyberStar, Inc." On December 31, 1999, Loral

CyberStar, Inc. merged with and into Loral Orion Services, Inc. and on the same date Loral Orion Services, Inc. changed its name to Loral CyberStar, Inc.

     Following the Merger, the capital stock of Orion ceased to be publicly traded. However, the Company continues to have registered bonds outstanding and will continue to have filing requirements with the Securities and Exchange Commission.

     The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, filed as Exhibits 2.1 and 2.2 to Registration Statement No. 333-46407 on Form S-4.

AGREEMENTS WITH LORAL SKYNET

     During the fourth quarter of 1998, Loral completed its integration plan for Loral CyberStar and transferred management of Loral CyberStar's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999. Loral CyberStar and Loral Skynet, a division of Loral SpaceCom Corporation, which in turn is a wholly-owned subsidiary of Loral, have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral CyberStar (i) marketing and sales of satellite capacity services on the Loral CyberStar satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral CyberStar satellite network (the "Technical Services", and together with the Sales Services, the "Services"). The Company is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee.

SUMMARY SATELLITE DATA

     The following table presents a brief description of the Company's satellite network. The Company is subject to regulation and licensing by the U.S. Federal Communications Commission and other national telecommunications regulatory bodies, and to the frequency coordination process of the International Telecommunications Union, or ITU.

     All satellite systems are subject to ITU frequency coordination requirements and must obtain appropriate authority to provide service in a given territory. The result of the required international coordination process may limit the extent to which all or some portion of a particular authorized orbital slot may be used for commercial operations. In addition, the result of the process by which satellite systems must seek authorization to provide service in a given territory may limit the extent to which such service may be provided from a given orbital location.

     The Company's ability to provide satellite service in the geographic regions noted below will be subject to technical constraints, international coordination, local regulatory approval and any limitations on the scope of the approval so obtained.

                                    TELSTAR 10/APSTAR IIR          TELSTAR 11                TELSTAR 12
                                    ---------------------          ----------                ----------
Region Covered ...............      China, Japan, Korea, India,    Europe, Southeastern       Eastern U.S., Southeastern
                                    Hawaii, Southeast Asia,        Canada, U.S., East of      Canada, Europe, Commonwealth
                                    Australia, New Zealand,        the Rockies and parts      of Independent States, Middle
                                    Eastern Russia and Oceania     of Mexico                  East, North Africa, Latin
                                                                                              America and South Africa

Satellite Manufacturer ........     Space Systems/Loral            MMS Space Systems          Space Systems/Loral
                                                                   (subsidiary of Matra
                                                                   Marconi Space)

Ku-Band Transponders (1)(2)....     14@54 MHz                      28@54 MHz                  38@54 MHz
                                    2@36 MHz                       6@36 MHz

C-Band Transponders (1)(3).....     25@36 MHz                      --                         --
                                    2@30 MHz

Usable Bandwidth(4)............     1788 MHz                       1728 MHz                  2052 MHz

EIRP(5)........................     44 - 52Dbw                     47 to 52 Dbw              47 to 50 Dbw
                                    30 - 37Dbw
                                    for C-band returns

Total Prime Power(6) ..........     8500 Watts                     4500 Watts                7000 Watts



                                    TELSTAR 10/APSTAR IIR          TELSTAR 11                TELSTAR 12
                                    ---------------------          ----------                ----------
Expected End of Useful Life(7).     2012                           2005                       2015

Approximate Percentage of World
Population Covered by
Satellite(8)...................     75%                            17.9%                      27%


  (1) Satellite transponders receive signals up from earth stations and then convert, amplify and transmit the signals back down to other earth stations.

  (2) Ku-band frequencies are higher than C-band frequencies and are used worldwide for commercial satellite communications.

  (3) C-band frequencies minimize interference from atmospheric conditions such as rain. C-band satellites share frequencies with terrestrial based microwave systems and therefore require more on-ground coordination to avoid interference problems and generally are lower power, requiring the use of large earth stations to receive signals. A portion of Telstar 10/Apstar IIR is designed to transmit over C-band frequencies, since Telstar 10/Apstar IIR covers areas of Asia where satellite signals experience significant interference from rain during several months of the year.

  (4) Bandwidth is a measure of the transponder resource which determines the information carrying capacity. The actual information carrying capacity of a transponder is determined by a combination of the transponder's bandwidth and radio-frequency ("RF") power.

  (5) Equivalent isotropic radiated power ("EIRP") is a measure of the RF power of each transponder. Smaller and less expensive earth terminal antennas can be used with higher EIRP transponders.

  (6) Total prime power is the total amount of power that is required to support all of the communications and electronics functions of the satellite.

  (7) The expected end of a satellite's in-orbit useful life is based on the period during which the satellite's on board fuel permits proper station keeping maneuvers for the satellite.

  (8) The approximate percentages of world population covered or to be covered by the Loral CyberStar satellites are not additive. In the aggregate, the footprints of the Loral CyberStar satellites cover over approximately 85 percent of the world's population.

INSURANCE

     Loral CyberStar has obtained satellite in-orbit insurance for Telstar 11 covering the period from August 1998 to August 2003 in an amount of approximately $195 million providing protection against partial or total loss of the satellite's communications capability, including loss of transponders, power, fuel, or ability to control the positioning of the satellite.

     Loral CyberStar has obtained launch and in-orbit life insurance for Telstar 12 covering the period from launch to five years after launch in an amount of approximately $261 million. This coverage provides protection against partial or total loss of the satellite's communications capability, including loss of transponders, power, fuel or ability to control the positioning of the satellite.

     Loral Cyberstar has obtained satellite in-orbit insurance for Telstar 10/Apstar IIR in an amount of approximately $272 million covering the period from October 1999 to October 2001. The coverage is provided in a main policy at an insured value of $163 million and a supplemental policy at an insured value of $109 million. Both policies provide protection against partial or total loss of the satellite's communications capacity, including loss of transponders, power, fuel or ability to control the positioning of the satellite.

     In-orbit insurance for its satellites will not protect the Company against business interruption, loss or delay of revenues and similar losses and may not fully reimburse the Company for its expenditures.

EMPLOYEES

     As of December 31, 1999, Loral CyberStar and its subsidiaries had 232 full time employees, none of whom are subject to collective bargaining agreements.

                 CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company, Loral or their representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company or Loral with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company or Loral. Forward-looking statements are only predictions. Actual events or results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below.

THE COMPANY HAS SUBSTANTIAL DEBT.

     As of December 31, 1999, the Company had approximately $1.04 billion of debt, including $74.1 million of a note payable to Loral SpaceCom. The Company's senior notes and senior discount notes, which both mature in 2007, are non-recourse to Loral.

     The Company has sufficient funds in its restricted cash account to make interest payments on the senior notes through 2000. Thereafter, the Company's ability to meet its debt service obligations will be dependent upon the future performance of the Company, including its ability to increase revenues, which will be subject to financial, business, competitive and other factors, including factors beyond the Company's control. The Company will also be required to begin making cash interest payments on the senior discount notes starting in 2002. The Company expects to continue to incur net losses and have negative cash flow (after payments for capital expenditures and interest) for the immediate future. There can be no assurance that the Company will be able to achieve the revenue increases, or otherwise generate sufficient cash flow to meet its debt service obligations with respect to all of its outstanding indebtedness.

THE COMPANY'S DEBT IMPOSES RESTRICTIONS AND OTHERWISE AFFECTS THE COMPANY'S ABILITY TO UNDERTAKE CERTAIN ACTIONS.

     The indentures relating to the Company's senior notes contain restrictions, which among other things, limit the Company's ability to incur other indebtedness, create liens, make investments, sell assets and engage in mergers and consolidations. In addition, the level of the Company's indebtedness adversely affects:

o the Company's ability to generate cash flow to pay expenses and fund its expenditures, which will be affected by the Company's need to use a substantial amount of its cash flow to service existing indebtedness.

o the Company's ability to raise additional debt or equity financing in the future.

o the Company's flexibility in planning for, or reacting to, changes to its business and market conditions, especially in the rapidly evolving data business.

THE COMPANY HAS FUNDING REQUIREMENTS.

     The Company currently anticipates that it will have additional funding requirements over the next three years to fund the purchase of very small aperture terminals, other capital expenditures, interest payments on the senior notes and the senior discount notes and other operating needs. The Company does not have a revolving credit facility. Accordingly, the Company will need to secure funding from Loral or raise additional financing. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that the Company seeks to raise additional debt financing, the indentures relating to the senior notes and the senior discount notes limit the amount of such additional debt and prohibit the Company from using Telstar 10/Apstar IIR, Telstar 11 and Telstar 12 as collateral for indebtedness for money borrowed. If the Company is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on the Company.

AFTER LAUNCH, THE COMPANY'S SATELLITES REMAIN VULNERABLE TO IN-ORBIT FAILURE, WHICH MAY RESULT IN UNINSURED LOSSES.

     Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Satellites are carefully built and tested and have certain redundant systems in case of failure. However, in-orbit failure may result from the various causes, including:

o        component failure;

o        loss of power or fuel;

o        inability to control  positioning of the  satellite;

o        solar and other astronomical events; and

o        space debris.

     Repair of satellites in space is not feasible. Many factors affect the useful lives of satellites. These factors include fuel consumption, the quality of construction, gradual degradation of solar panels and the durability of components. Although some failures may be covered in part by insurance, they may result in uninsured losses as well.

     In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity.

OUR BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Our business is regulated by authorities in many jurisdictions, including the Federal Communications Commission, the International Telecommunications Union and the European Union. As a result, some of the activities which are important to the Company's strategy are beyond its control. The Company's international service offerings are strategically important activities which are regulated by various government and quasi-government authorities and organizations.

     Regulatory authorities in the various jurisdictions in which the Company operates can modify, withdraw or impose charges or conditions upon the licenses which we need, and so increase the Company's cost of doing business. The regulatory process also requires potentially costly negotiations with third parties operating or intending to operate satellites at or near orbital locations where the Company places its satellites so that the frequencies of the satellites do not interfere. For example, as part of the Company's coordination effort on Telstar 12, the Company agreed to provide four transponders on Telstar 12 to Eutelsat for the life of the satellite. The Company also granted Eutelsat the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. Moreover, the Company, as part of this international coordination process, continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced. The Company cannot guarantee successful frequency coordination for its satellites.

     Failure to successfully coordinate the Company's satellites' frequencies or to receive other required regulatory approvals could have a material adverse effect on the Company's financial condition and results of operations.

THE COMPANY HAS MANY COMPETITORS.

     The Company competes for customers and market share. In its fixed satellite services business, the Company faces competition from companies such as PanAmSat Corporation, GE Americom, SES Astra and quasi-governmental organizations such as Intelstat and Eutelsat. Competition in this market may cause downward price pressures, which may adversely affect the Company's profit.

     The Company's data business also faces competition from providers of land-based data communications services, such as cable operators, digital subscriber line, or DSL, providers, wireless local loop providers and traditional telephone service providers. In addition, the Company may face competition in the future from proposed satellite systems, including Teledesic Corporation's proposed system and Hughes' Spaceway system.

     The services provided by the Company have been subject to decreasing prices over recent years due to increased competition. This pricing pressure is expected to continue (and may accelerate) for the foreseeable future, particularly if, as expected, capacity continues to increase. The Company will need to increase its volume of sales in order to compensate for such price reductions.

     As land-based telecommunications services expand, demand for some satellite-based services may be reduced. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways or through the use of incompatible standards.

LAUNCH FAILURES MAY DELAY SOME OF OUR OPERATIONS IN THE FUTURE.

     Satellite launches are risky and launch attempts have ended in failure. The Company ordinarily insures against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. The Company's insurance typically does not cover business interruption, and so both launch failures and in-orbit satellite failures result in uninsured losses. Replacement of a lost satellite typically requires up to 18 months from the time a contract is executed until the launch date of the replacement satellite.

         On May 4, 1999, the Orion 3 broadcast communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for its intended purpose. This loss resulted in Loral CyberStar having to refund approximately $34 million to DACOM Corporation, representing the amount of the prepayments made by DACOM towards its purchase of eight transponders on Orion 3.

THERE ARE RISKS IN CONDUCTING BUSINESS INTERNATIONALLY.

     Much of the Company's business is conducted outside the United States, which imposes more risks. The Company could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Customers outside of the developed world could have difficulty in obtaining the U.S. dollars they owe the Company, including as a result of exchange controls. Additionally, exchange rate fluctuations may adversely affect the ability of the Company's customers to pay in U.S. dollars. Moreover, if the Company were ever to need to pursue legal remedies against its foreign customers and business partners, it may have to sue them abroad, where it could be hard for the Company to enforce its rights.

EFFECT OF YEAR 2000

     The Company's computer systems and software programs are functioning properly. However, there is still a possibility that some computer systems and software programs may not function properly later in the year 2000 and beyond because of a once common programming standard which used two digits instead of four to signify a year. This problem is often referred to as the "Year 2000" issue.

     If the Company is unable to fix a serious Year 2000 problem, there could be an interruption or failure of the Company's operations. Likewise, if the Company's suppliers or customers are unable to fix a material Year 2000 problem, a resulting interruption or failure of their business could hurt Loral CyberStar.

ITEM 2.  PROPERTIES.

     Loral CyberStar owns seven acres of land in Mt. Jackson, Virginia and leases approximately 78,000 square feet for office space worldwide. Management believes that the facilities are sufficient for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

     While the Company is party to legal and regulatory proceedings incident to its business, there are no material legal proceedings pending or, to the knowledge of management, threatened against the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to General Instruction I of Form 10-K.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the Company's outstanding common stock is owned, directly or indirectly, by Loral Space & Communications Corporation, a wholly owned subsidiary of Loral. Therefore, there is no public trading market for the Company's common stock. The Company has never paid dividends on its common stock. The Company's indentures relating to its senior notes and senior discount notes include certain restrictions on the Company's ability to pay dividends or make loans to its parent.

ITEM 6.  SELECTED FINANCIAL DATA.

     Omitted pursuant to General Instruction I of Form 10-K.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

 Except for the historical information contained herein, the matters discussed in this Management's Narrative Analysis of Results of Operations are not historical facts, but are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Loral CyberStar, Loral or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Loral CyberStar or Loral with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Loral CyberStar or Loral. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should" or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. The forward-looking statements are only predictions, and actual events or results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company has substantial debt; (ii) the Company's debt imposes restrictions and otherwise affects the Company's ability to undertake certain actions; (iii) the Company has funding requirements; (iv) the Company's satellites may fail prematurely; (v) the Company cannot guarantee successful coordination for its satellites; and (vi) the Company faces severe competition.

GENERAL

     The principal business of Loral CyberStar, Inc. (the "Company" or "Loral CyberStar"), formerly known as Orion Network Systems, Inc., ("Orion" or "Predecessor Company") and its subsidiary guarantors is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. In 1998, Loral CyberStar organized its business into two distinct operating segments as follows (see Note 8 to the consolidated financial statements):

     Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. Loral Skynet began managing the Company's Fixed Satellite Services ("FSS") assets effective January 1, 1999.

     Data Network Services: Business in development, providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral CyberStar fleets.

     No restrictions exist on the ability of any of the subsidiaries of Loral CyberStar ("Subsidiary Guarantors") other than inconsequential subsidiaries, to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

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

     The Company believes that customers will increase the data speed in their communications networks to support new applications, and that such upgrading of customer networks will lead to increased revenues that will mitigate the effect of price reductions. However, there can be no assurance that this will occur. The Company expects to continue to incur net losses and have negative cash flow (after payments for capital expenditures and interest) for the immediate future.

     The Company's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity (generally for services outside of the Loral CyberStar satellite network footprint); (iii) in-orbit insurance premiums; and (iv) personnel costs and travel related to telemetry, tracking and control facility ("TT&C"), network monitoring, network design and similar activities. Regarding TT&C costs, the Company and Loral Skynet, a division of Loral SpaceCom Corporation, which is in turn a wholly-owned subsidiary of Loral, have entered into agreements (the "Loral Skynet Agreements") effective on January 1, 1999, whereby Loral Skynet provides to Loral CyberStar (i) marketing and sales of satellite capacity services on the Loral CyberStar satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral CyberStar satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral CyberStar is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee. Loral Skynet currently provides the Services for its own Telstar satellite network and Technical Services for other third parties. Loral CyberStar believes that it will achieve cost savings as a result of the consolidation of the Services with Loral Skynet pursuant to the Loral Skynet Agreements and allow Loral CyberStar to place greater resources and focus on the business of providing Data Network Services, which will increase as the Company's business grows. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotional expenses.

SATELLITE NETWORK

     Telstar 11 (formerly Orion 1) Telstar 11, a high power satellite with 34 Ku-band transponders, commenced operations in January 1995, and provides coverage to 34 European countries, much of the United States and parts of Canada, Mexico and North Africa.

     Telstar 12 (formerly Orion 2). Telstar 12 , a high power satellite with 38 Ku-band transponders, expands Loral CyberStar's European coverage and extends coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa. Telstar 12 was launched aboard an Ariane launch vehicle in October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral Cyberstar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

     Orion 3. On May 4, 1999, the Orion 3 satellite was placed into a lower-than-expected orbit after its launch on a Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes, achieved an orbit well below the planned final altitude. The satellite cannot be used for the company's intended purpose as a result. The satellite and launch were fully insured for approximately $266 million, which was received in the third quarter of 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under the agreement with DACOM, the amount prepaid was refunded in July 1999.

     Telstar  10/Apstar  IIR. To replace Orion 3, on September  28, 1999,  Loral
Asia Pacific Satellite (HK) Limited ("Loral CyberStar HK"), a subsidiary of Loral CyberStar, purchased from APT Satellite Company Limited ("APT") the rights to all transponder capacity (except for one C-band transponder retained by APT) and existing customer leases on the Apstar IIR satellite, and renamed the satellite Telstar 10/Apstar IIR, for approximately $273 million. Telstar 10/Apstar IIR, which was manufactured by SS/L, was launched in October 1997 and as of September 28, 1999, had an expected remaining useful life of 13 years. Loral CyberStar HK has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Located at 76.5 degrees E.L., Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75% of the world's population. Under the purchase agreement, Loral CyberStar HK will also have the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR.

     As of December 31, 1999, Loral CyberStar had made initial payments of approximately $91 million to APT and paid approximately $182 million in March 2000. Insurance proceeds from the Orion 3 failure were used to fund the initial payments and a significant portion of the final payment.

RESULTS OF OPERATIONS

     On March 20, 1998, Orion was acquired by Loral Space & Communications Ltd., through the merger (the "Merger") of Loral Satellite Corporation, a wholly owned subsidiary of Loral, with and into Orion. Loral consummated the acquisition by issuing 18 million shares of its common stock and assuming existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. Orion was the surviving corporation of the Merger and thereby became a subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name was subsequently further changed to "Loral CyberStar, Inc." On December 31, 1999, Loral CyberStar, Inc. merged with and into Loral Orion Services, Inc. and on the same date Loral Orion Services, Inc. changed its name to Loral CyberStar, Inc.

     Following the Merger, the capital stock of Orion ceased to be publicly traded. However, the Company continues to have registered bonds outstanding and will continue to have filing requirements with the Securities and Exchange Commission.

     For accounting purposes, the Merger was accounted for as of March 31, 1998 using the purchase method. Accordingly, the consolidated balance sheet at December 31, 1999 and 1998 reflects the push-down of the purchase price allocations. The purchase price represented $447.7 million in excess of the Company's net book value, which was primarily allocated to costs in excess of net assets acquired of $620.4 million and a fair value adjustment of $153.4 million to increase the carrying value of the Company's senior notes and senior discount notes.

         In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization and merger costs ("EBITDA") as a measure of a segment's profit or loss. In order to provide an understanding of the Company, the results of operations discusses the results for the year ended December 31, 1999 and on a pro forma basis for the year ended December 31, 1998. The pro forma results of operations for 1998, include the results of the Company for the nine months ended December 31, 1998 and the Predecessor Company for the three months ended March 31, 1998. In addition, the pro forma results of operations for 1998 has been presented to give the effects as of January 1, 1998, of the Merger with Loral as described in Note 1 to the Company's financial statements. The pro forma results of operations does not purport to present the actual results of operations of the Company had the Merger with Loral in fact occurred on January 1, 1998, nor is it indicative of the results of operations that may be achieved in the future.

     As a result of the Merger, the pro forma adjustments resulted in an increase in depreciation and amortization expenses of approximately $4.4 million for 1998. This increase primarily relates to the step up in the book value of Telstar 11 and increased amortization expenses for cost in excess of net assets acquired associated with the Merger. The pro forma results for 1998 include a $12.8 million adjustment to eliminate merger costs. Pro forma interest expense for 1998 was $64.5 million, a decrease of $3.1 million from the historical amount. The decrease in interest expense is primarily attributable to the elimination of the debentures, as a result of the Merger.


OPERATING REVENUES (IN MILLIONS):

                                                                          Pro forma
                                                     Year ended          year ended
                                                    December 31,         December 31,
                                                       1999                 1998
                                                  ---------------    -----------------
Fixed satellite services  ................        $        35.7      $      33.1
Data network services  ...................                 69.2             50.3
                                                  -------------      -----------
Operating revenues .......................        $       104.9      $      83.4
                                                  =============      ===========



EBITDA (1) (IN  MILLIONS):


                                                                          Pro forma
                                                     Year ended          year ended
                                                    December 31,         December 31,
                                                       1999                 1998
                                                  ---------------    -----------------
Fixed satellite services..................        $      21.9          $      21.4
Data network services  ...................               (8.3)               (12.4)
                                                  -----------          -----------
EBITDA ...................................        $      13.6          $       9.0
                                                  ===========          ===========


     Revenue and Backlog. Revenues for the year ended December 31, 1999 and 1998 were $104.9 million and $83.4 million, respectively, an increase of $21.5 million or 26 percent. This increase was primarily attributable to the Company's Data Network Services operations, which grew from an Internet service provider customer base of 77 in 1998 to 133 in 1999.

------------------------
(1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of deferred compensation and merger costs) is provided because it is used as the measure of segment profit or loss and because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral CyberStar's operating results. However, EBITDA is not an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

     At December 31, 1999, the Company had a contracted backlog (representing future revenues under customer contracts) of approximately $628.5 million compared to $308.5 million at December 31, 1998, an increase of 104 percent. Revenue from contracted backlog is typically earned over two to five years.

     Direct Expenses. Direct expenses for 1999 were $40.8 million, or 39 percent of sales compared to $26.3 million, or 32 percent of sales for the same period in 1998. This increase was primarily attributable to lease costs of third party space segment capacity, Internet access, and terrestrial link charges incurred to support the Data Network Services segment. The Company also recorded a charge of $1.8 million in the fourth quarter of 1999, reflecting obsolescence in some of its private communications network equipment.

     Sales and Marketing Expenses. Sales and Marketing expenses were $25.0 million for the year ended December 31, 1999, as compared to $25.2 million for the same period in 1998.

     Engineering and Technical Services Expenses. Engineering and technical services expenses for the year ended December 31, 1999 were $9.2 million compared to $8.4 million for the same period in 1998, an increase of $0.8 million or 10 percent. This increase is primarily due to additional salaries associated with support of the Data Network Services operations.

     General and Administrative Expenses. General and administrative expenses were $16.4 million for the year ended December 31, 1999, compared to $14.5 million for the same period in 1998, an increase of $1.9 million or 13 percent. The increase was attributable to increased bad debt expense during the period for the fixed satellite services segment.

     Depreciation and Amortization. Depreciation and amortization was $75.8 million for the year ended December 31, 1999 compared to $68.3 million for the same period in 1998, an increase of $7.5 million or 11 percent. The increase was primarily due to the acquisition of the Telstar 10/Apstar IIR satellite in September 1999. The Company also placed into service the Telstar 12 satellite in December 1999 and recognized additional depreciation expense in conjunction with the build-out of its infrastructure to support the Data Network Services segment.

         Interest. Interest income was $7.3 million for the year ended December 31, 1999, compared to $14.7 million for the same period in 1998. The decrease in interest income was due to a reduction in the balances held in the Company's segregated and restricted funds, which was used for satellite spending and for interest payments on the Company's senior notes. Interest expense for the years ended December 31, 1999 and 1998 was $69.8 million and $64.5 million, respectively, net of capitalized interest of $20.3 million and $19.7 million, respectively. The increase was primarily due to interest incurred on loans from Loral.

     Income Taxes. The Company is included in the consolidated U.S. federal income tax return of Loral. Pursuant to a tax sharing agreement for 1999 with Loral, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by Loral. For the year ended December 31, 1999, the Company recorded a receivable under this tax sharing agreement of approximately $15.1 million and a deferred tax provision of $4.7 million. The deferred tax asset of $49.2 million on the accompanying balance sheet arises primarily from the tax effect of the temporary differences between the carrying amount of the senior notes and the senior discount notes payable for financial and income tax purposes.

RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

     Fixed satellite services revenue for 1999 was $35.7 million versus $33.1 million in 1998. EBITDA on the same basis was $21.9 million in 1999, or 61 percent of revenues, versus EBITDA of $21.4 million, or 65 percent of revenues in 1998.

     During the fourth quarter of 1998, Loral completed its integration plan for the Company and transferred management of the Company's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999. In addition to increasing operational efficiency, the realignment permits Loral CyberStar to focus on and leverage its experience in the global data services market.

Data Network Services

     Revenues for the data network services segment in 1999 were $69.2 million versus $50.3 million in 1998, primarily from Loral CyberStar's corporate data networking and Internet and Intranet services businesses. EBITDA for 1999 was a loss of approximately $8.3 million versus a loss of $12.4 million in 1998.

     Also see Note 8 to the consolidated financial statements for additional information on segment results.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. The Company is required to adopt SFAS 133 on January 1, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest

     As of December 31, 1999 and 1998, the fair value of the Company's long-term debt was estimated to be $556.0 million and $761 million, respectively, using quoted market prices, for the Company's Senior Notes and Senior Discount Notes. As of December 31, 1999 and 1998, the long-term debt carrying value exceeded fair value by $409 million and $173 million, respectively. Market risk on debt is estimated as the potential increase in annual interest expense resulting from a hypothetical one percent increase in the interest rates and amounted to $8 million and $9 million, for 1999 and 1998, respectively.

ITEM 8.

INDEPENDENT AUDITORS' REPORT

To the Shareholder of Loral Cyberstar, Inc.:

We have audited the accompanying consolidated balance sheets of Loral Cyberstar, Inc. (formerly Loral Orion, Inc.) and its subsidiaries (collectively, the Successor Company), a wholly owned subsidiary of Loral Space & Communications Corporation, as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and the nine months ended December 31, 1998. We have also audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Orion Network Systems, Inc. and its subsidiaries (collectively, the Predecessor Company) for the three months ended March 31, 1998. These financial statements are the responsibility of the Successor and Predecessor Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loral Cyberstar, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the nine months ended December 31, 1998 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company's consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the three months ended March 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Successor Company adopted a new accounting basis effective March 31, 1998 in connection with a change of ownership and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, depreciation, amortization and interest charges in the accompanying consolidated statement of operations for the year ended December 31, 1999 and the nine months ended December 31, 1998, are not comparable to those of earlier periods presented.

DELOITTE & TOUCHE LLP



McLean, VA
February 22, 2000, except for note 11 as to which the date is March 24, 2000

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




To the Board of Directors of Loral CyberStar, Inc. (formerly Orion Network Systems, Inc.):

     We have audited the consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows of Loral CyberStar, Inc. (formerly Orion Network Systems, Inc.) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Loral CyberStar, Inc. (formerly Orion Network Systems, Inc.) for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Ernst & Young LLP



Washington, DC
February 20, 1998

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                          DECEMBER 31,

                                                                           -----------------           ----------------
                                                                                 1999                        1998
                                                                           -----------------           ----------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                              $       24,117              $       35,861
  Restricted and segregated assets                                              187,315                      50,180
  Accounts receivable (less allowance for doubtful accounts
    of $2,257 and $1,019 at December 31, 1999 and 1998, respectively)            16,797                      15,292
  Prepaid expenses and other current assets                                      11,716                       4,299
  Due from CyberStar L.P.                                                           181                          --
                                                                         ---------------             ---------------
Total current assets                                                            240,126                     105,632

Restricted and segregated assets                                                     --                      22,675

Property and equipment, at cost:
  Land                                                                               74                          74
  Satellite and related equipment                                               784,344                     263,188
  Telecommunications equipment                                                   44,747                      35,630
  Furniture and computer equipment                                                9,910                       8,693
                                                                         ---------------             ---------------
                                                                                839,075                     307,585
  Less accumulated depreciation                                                 (88,549)                    (38,706)
  Satellite construction in progress, including capitalized
     interest of $20,198 at December 31, 1998                                   16, 951                     331,861
                                                                         ---------------             ---------------
  Net property and equipment                                                    767,477                     600,740

Due from Loral Space and Communications                                              --                       3,619
Cost in excess of net assets acquired associated
  with the Loral merger, net                                                    593,219                     608,015
Deferred income taxes                                                            49,223                      53,915
Other assets, net                                                                34,242                      22,908
                                                                         ---------------             ---------------
    Total assets                                                         $    1,684,287              $    1,417,504
                                                                         ===============             ===============

                 See notes to consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share and par amounts)
                                   (continued)



                                                                                        December 31,
                                                                                      ----------------
                                                                                  1999                    1998
                                                                         ----------------          ------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                      $        2,071             $        1,826
  Accounts payable                                                                3,098                      2,035
  Satellite purchase price payable                                              181,928                         --
  Accrued and other current liabilities                                          55,478                     16,162
  Customer deposits                                                               9,069                      7,897
  Deferred revenue                                                                2,624                     35,841
  Interest payable                                                               22,842                     22,842
  Note payable to Loral SpaceCom                                                 74,114                         --
  Due to Skynet Delaware                                                            305                         --
  Due to Space Systems/Loral                                                      9,750                         --
                                                                         ---------------           -----------------
    Total current liabilities                                                   361,279                     86,603

Long-term debt                                                                  963,299                    931,669
Deferred revenue                                                                  5,957                         --
Other long-term liabilities                                                         448                        141
Due to Space Systems/Loral                                                        5,900                         --

Commitments and contingencies:
Stockholders' equity:
  Common stock, $.01 par value; 1,000 shares authorized; 100
    shares outstanding at December 31, 1999 and 1998                                 --                         --
  Capital in excess of par value                                                544,176                    481,791
  Unearned compensation                                                          (1,804)                    (3,347)
  Accumulated other comprehensive income (loss)                                    (824)                       616
  Accumulated deficit                                                          (194,144)                   (79,969)
                                                                         ----------------          -----------------
    Total stockholders' equity                                                  347,404                    399,091
                                                                         ----------------          -----------------
    Total liabilities and stockholders' equity                           $    1,684,287             $    1,417,504
                                                                         ================          =================

                 See notes to consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                                   Predecessor Company

                                                                         Nine months        Three months
                                                        Year ended          ended              ended               Year ended
                                                  December 31, 1999    December 31, 1998    March 31, 1998       December 31, 1997
                                                  -----------------    -----------------    --------------       ----------------
Service revenue                                    $     104,882    $        64,608            $     18,790       $     72,741

Operating expenses:
  Direct                                                  40,752             19,906                   6,406             26,531
  Sales and marketing                                     24,955             19,365                   5,790             19,424
  Engineering and technical services                       9,167              6,486                   1,898              7,750
  General and administrative                              16,416             10,834                   3,707             13,956
  Depreciation and amortization                           75,783             51,434                  12,483             48,161
  Merger costs                                                --                612                  12,145                 --
                                                  ----------------     --------------       ----------------      ---------------
       Total operating expenses                          167,073            108,637                  42,429            115,822
                                                  ----------------     --------------       ----------------      ---------------
Loss from operations                                     (62,191)           (44,029)                (23,639)           (43,081)

Interest income                                            7,335              9,299                   5,425             24,711
Interest expense                                         (69,776)           (46,439)                (21,190)           (83,769)
Other income (expense)                                       100                167                    (287)              (507)
                                                  ----------------     --------------       ----------------      ---------------

Loss before income taxes,  extraordinary loss
  on extinguishment of debt, minority interest
  and preacquisition loss of acquired subsidiary        (124,532)           (81,002)                (39,691)          (102,646)
Income tax benefit                                        10,357              1,033                      --                 --

Extraordinary loss on extinguishment of debt                  --                 --                      --            (15,763)

Limited Partners' interest in the net loss of
   Orion Atlantic                                             --                 --                      --             12,043

Preacquisition loss of acquired subsidiary                    --                 --                      --                626
                                                  ----------------     --------------       ----------------      ---------------

Net loss                                                (114,175)           (79,969)                (39,691)          (105,740)

Preferred stock dividend, net of forfeitures                  --                 --                   1,387             (6,034)
                                                  ----------------     --------------       ----------------      ---------------

Net loss attributable to common stockholders       $    (114,175)    $      (79,969)           $    (38,304)      $   (111,774)
                                                  ================     ==============       ================      ===============

                 See notes to consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                            Common Stock
                                                     -----------------------------
                                                                                      Capital in
                                                         Number                       Excess of       Accumulated       Treasury
                                                       of Shares        Amount        Par Value         Deficit         Stock 1
                                                     ---------------  ------------   --------------  ----------------  ------------
Balance December 31, 1996
  (Predecessor Company)                                    11,245     $       112    $     86,932    $     (87,482)    $        --
  Issuance of common stock                                     11              --             142               --              --
  Conversion of preferred stock                             3,352              34          38,812               --              --
  Conversion of debentures                                    735               7          10,285               --              --
  Issuance of common stock for the purchase of APSC            86               1           1,199               --              --
  Issuance of common stock for interest payments              205               2           2,623               --              --
  Issuance of common stock for preferred stock
    dividend payments                                         121               1           2,069               --              --
  Issuance of warrants relating to  Senior Notes and
     Senior Discount Notes, net                                --              --           9,224               --              --
  Exercise of stock options and warrants                      176               2           1,764               --              --
  Employee stock purchase plan                                 28               1             244               --              --
  Preferred stock dividend and accretion, net of
     forfeitures                                               --              --              --           (6,034)             --
  Purchase of treasury stock                                   --              --              --               --             (91)
  1997 net loss                                                --              --              --         (105,740)             --
  Other comprehensive loss                                     --              --              --               --              --
  Comprehensive loss                                           --              --              --               --              --
                                                     ---------------  -------------  --------------  ----------------  ------------
Balance December 31, 1997                                  15,959     $       160    $    153,294    $    (199,256)    $       (91)
                                                     ===============  =============  ==============  ================  ============

                                                                              Accumulated
                                                                                 Other             Total
                                                              Unearned       Comprehensive     Stockholders'
                                                            Compensation     Income (Loss)    Equity (Deficit)
                                                            ------------     -------------    ----------------
Balance December 31, 1996
  (Predecessor Company)                                     $          --    $          --    $         (438)
  Issuance of common stock                                             --               --               142
  Conversion of preferred stock                                        --               --            38,846
  Conversion of debentures                                             --               --            10,292
  Issuance of common stock for the purchase of APSC                    --               --             1,200
  Issuance of common stock for interest payments                       --               --             2,625
  Issuance of common stock for preferred stock
     dividend payments                                                 --               --             2,070
  Issuance of warrants relating to  Senior Notes and
     Senior Discount Notes, net                                        --               --             9,224
  Exercise of stock options and warrants                               --               --             1,766
  Employee stock purchase plan                                         --               --               245
  Preferred stock dividend and accretion, net of
     forfeitures                                                       --               --            (6,034)
  Purchase of treasury stock                                           --               --               (91)
  1997 net loss                                                        --               --
  Other comprehensive loss                                             --             (956)
  Comprehensive loss                                                   --               --          (106,696)
                                                            -------------    -------------    ----------------
Balance December 31, 1997                                   $          --    $        (956)   $      (46,849)
                                                            =============    =============    ================



    See notes to consolidated financial statements. (continued on next page)

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)
                                 (IN THOUSANDS)
                                  COMMON STOCK

                                                            Common Stock
                                                     ----------------------------
                                                                                     Capital in
                                                         Number                      Excess of       Accumulated         Treasury
                                                       of Shares        Amount       Par Value         Deficit           Stock 1
                                                     -------------    -----------   ------------    ----------------    ------------
Balance December 31, 1997
  (Predecessor Company)                                  15,959       $      160    $  153,294       $  (199,256)       $    (91)
  Issuance of common stock                                   14               --           246                --              --
  Conversion of preferred stock                           5,739               57        69,831                --              --
  Conversion of debentures                                3,572               36        49,964                --              --
  Issuance of common stock for interest payments            184                2         2,577                --              --
  Issuance of common stock for preferred stock
    dividend payments                                       316                3         5,455                --              --
  Exercise of stock options and warrants                    165                2         1,638                --              --
  Employee stock purchase plan                               20               --           292                --              --
  Preferred stock dividends and accretion, net
    of forfeitures                                           --               --            --             1,387              --
  Recapitalization related to purchase by Loral         (25,969)            (260)      195,215           237,560              91
  Increase purchase price                                    --               --         3,491                --              --
  Net loss for the three months ended March 31, 1998         --               --            --           (39,691)             --
  Other comprehensive loss                                   --               --            --                --              --
  Comprehensive Loss                                         --               --            --                --              --
                                                         ------       ----------    ----------       -----------        --------
Balance March 31, 1998                                       --       $       --    $  482,003       $        --        $     --
  Amortization of unearned compensation                      --               --            --                --              --
  Stock option forfeitures                                   --               --          (212)               --              --
  Net loss for the nine months ended December 31, 1998       --               --            --           (79,969)             --
  Other comprehensive income                                 --               --            --                --              --
  Comprehensive loss                                         --               --            --                --              --
                                                         ------       ----------    ----------       -----------        --------
Balance December 31, 1998                                    --       $       --    $  481,791       $   (79,969)       $     --
  Amortization of unearned compensation                      --               --            --                --              --
  Loral Space and Communications capital contribution        --               --        62,385                --              --
  1999 net loss                                              --               --            --          (114,175)             --
  Other comprehensive loss                                   --               --            --                --              --
  Comprehensive loss                                         --               --            --                --              --
                                                         ------       ----------    ----------       -----------        --------
Balance at December 31, 1999                                  --      $       --    $  544,176       $  (194,144)       $     --

                                                                      Accumulated
                                                                         Other             Total
                                                      Unearned       Comprehensive     Stockholders'
                                                    Compensation     Income (Loss)    Equity (Deficit)
                                                    ------------     -------------    ----------------
Balance December 31, 1997
  (Predecessor Company)                                   $    --      $     (956)     $      (46,849)
  Issuance of common stock                                     --              --                 246
  Conversion of preferred stock                                --              --              69,888
  Conversion of debentures                                     --              --              50,000
  Issuance of common stock for interest payments               --              --               2,579
  Issuance of common stock for preferred stock
    dividend payments                                          --              --               5,458
  Exercise of stock options and warrants                       --              --               1,640
  Employee stock purchase plan                                 --              --                 292
  Preferred stock dividends and accretion, net
    of forfeitures                                             --              --               1,387
  Recapitalization related to purchase by Loral            (4,512)          1,473             429,567
  Increase purchase price                                      --              --               3,491
  Net loss for the three months ended March 31, 1998           --              --                  --
  Other comprehensive loss                                     --            (517)                 --
  Comprehensive Loss                                           --              --             (40,208)
                                                           ------      ----------      --------------
Balance March 31, 1998                                     (4,512)     $       --      $      477,491
  Amortization of unearned compensation                       953              --                 953
  Stock option forfeitures                                    212              --                  --
  Net loss for the nine months ended December 31, 1998         --              --                  --
  Other comprehensive income                                   --             616
  Comprehensive loss                                           --              --             (79,353)
                                                           ------      ----------      --------------
Balance December 31, 1998                                  (3,347)     $      616      $      399,091
  Amortization of unearned compensation                     1,543              --               1,543
  Loral Space and Communications capital contribution          --              --              62,385
  1999 net loss                                                --              --                  --
  Other comprehensive loss                                     --          (1,440)                 --
  Comprehensive loss                                           --              --            (115,615)
                                                           ------      ----------      --------------
Balance at December 31, 1999                              $(1,804)     $     (824)     $      347,404

                 See notes to consolidated financial statements.

1 Includes 269,274 treasury shares of which 255,515 were carried at no cost through March 31, 1998.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       PREDECESSOR COMPANY
                                                                                               -----------------------------------
                                                                               NINE MONTHS     THREE MONTHS
                                                               YEAR ENDED         ENDED            ENDED             YEAR ENDED
                                                              DECEMBER 31,     DECEMBER 31,      MARCH 31,          DECEMBER 31,
                                                                 1999             1998              1998                1997
                                                             ---------------   ------------    --------------    ------------------
OPERATING ACTIVITIES:
Net loss                                                    $      (114,175)  $     (79,969)  $      (39,691)    $      (105,740)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Extraordinary loss on extinguishment of debt                           --              --               --              15,763
  Deferred income tax provision                                       4,692           3,771
  Depreciation and amortization                                      75,783          51,434           12,483              48,161
  Amortization of deferred financing costs                                               --              609               2,410
  Provision for bad debts                                             3,304           1,325              150               1,022
  Non-cash interest expense                                          33,758          21,325           10,070              34,347
  Interest earned on restricted assets                               (2,292)         (3,575)          (1,431)            (18,203)
  Other                                                                  --            (291)           1,644                  --
  Limited Partners' interest in net loss of Orion Atlantic               --              --               --             (12,043)
  Loss on obsolescence of assets                                      1,758              --               --                  --
  Changes in operating assets and liabilities:
     Accounts receivable                                             (4,809)         (3,578)          (1,408)             (2,393)
     Prepaid expenses and other current assets                       (7,417)           (502)             693              (2,277)
     Other assets                                                   (15,619)         (1,352)             201              (3,640)
     Accounts payable, accrued liabilities and other
       current liailities                                             9,805          (1,367)          (2,186)             (2,393)
     Interest payable                                                    --          12,403          (12,510)             16,180
     Customer deposits                                                1,172           5,071               23               1,612
     Due to Space Systems/Loral                                       5,900              --               --                  --
     Due to Skynet Delaware                                             305              --               --                  --
     Deferred revenue                                                 6,196          10,768              297              11,935
     Due from CyberStar, L.P.                                          (181)
     Due from Loral Space and Communications                             --          (3,619)              --                  --
                                                             ---------------   ------------    --------------    ------------------
Net cash provided by (used in) operating activities                  (1,820)         11,844          (31,056)            (15,789)

Investing activities:
Increase in restricted and segregated assets                         (2,942)        (15,321)          (3,198)           (419,187)
Uses of and transfers from restricted and segregated                156,380         273,960           35,938              90,500
assets
Satellite construction costs, including capitalized interest       (202,170)       (270,429)         (14,575)           (102,282)
Capital expenditures (See Note 2)                                  (105,354)        (13,667)          (3,805)            (11,062)
Purchase of Teleport Europe GmbH, net of cash acquired                   --              --               --              (8,375)
                                                             ---------------   ------------    --------------    ------------------
Net cash provided by (used in) investing activities                (154,086)        (25,457)          14,360            (450,406)

Financing activities:
Equity contributed from Loral SpaceCom                               62,385              --               --                  --
Due to Loral SpaceCom                                                77,733              --               --                  --
Due to Space Systems/Loral                                            9,750              --               --                  --
Debt and equity financing costs                                          --              --               --             (26,122)
Proceeds from issuance of common stock, net of Issuance
  Costs                                                                  --              --            2,117               2,153
Treasury stock purchase                                                  --              --               --                 (91)
Proceeds from issuance of debt                                           --              --               --             770,397
Repayment of senior notes and notes payable                          (1,223)         (2,815)            (254)           (216,723)
Swap termination fee                                                     --              --               --              (5,288)
Payment of satellite incentives                                        (246)         (2,580)            (324)            (18,621)
Other                                                                (4,237)          1,068           (1,051)             (1,689)
                                                             ---------------   ------------    --------------    ------------------
Net cash provided by (used in) financing activities                 144,162          (4,327)             488             504,016
                                                             ---------------   ------------    --------------    ------------------

Net increase (decrease) in cash and cash equivalents                (11,744)        (17,940)         (16,208)             37,821
Cash and cash equivalents at beginning of period                     35,861          53,801           70,009              32,188
                                                             ---------------   ------------    --------------    ------------------
Cash and cash equivalents at end of period                   $       24,117   $      35,861   $       53,801     $        70,009
                                                             ===============   ============    ==============    ==================


                 See notes to consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1.   ORGANIZATION AND BUSINESS

     The principal business of Loral CyberStar, Inc. (the "Company" or "Loral CyberStar"), formerly known as Orion Network Systems, Inc., ("Orion" or the "Predecessor Company"), and its subsidiary guarantors is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. In 1998, Loral CyberStar organized its business into two distinct operating segments as follows (see Note 8):

     Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. Loral Skynet, a division of Loral Spacecom Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), began managing the Company's Fixed Satellite Services ("FSS") assets effective January 1, 1999.

     Data Network Services: Business in development, providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet Telstar and Loral CyberStar fleets.

ACQUISITION OF ORION BY LORAL

     On March 20, 1998, Orion was acquired by Loral through the merger (the "Merger") of Loral Satellite Corporation, a wholly owned subsidiary of Loral, with and into Orion. Loral consummated the acquisition by issuing 18 million shares of its common stock and assuming existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. Orion was the surviving corporation of the Merger and thereby became a subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name was subsequently further changed to "Loral CyberStar, Inc." On December 31, 1999, Loral CyberStar, Inc. merged with and into Loral Orion Services, Inc. and on the same date Loral Orion Services, Inc. changed its name to Loral CyberStar, Inc.

     The consolidated financial statements for the three months ended March 31, 1998 and as of and for the year ended December 31, 1997, respectively, reflect the results of operations of the Predecesor Company. The consolidated financial statements as of and for the year ended December 31, 1999 and as of and for the nine months ended December 31, 1998 reflect the results of operations of Loral CyberStar. Hereafter, references to the "Company" include both Loral CyberStar,Inc. and its predecessor, Orion Network Sytems, Inc.

     Following the Merger, the capital stock of the Company ceased to be publicly traded. However, the Company continues to have registered bonds outstanding and will continue to have filing requirements with the Securities and Exchange Commission.

     For accounting purposes, the Merger was accounted for as of March 31, 1998 using the purchase method. Accordingly, the consolidated balance sheet at December 31, 1998 reflects the push-down of the purchase price allocations. The purchase price represented $447.7 million in excess of the Company's net book value, which was primarily allocated to costs in excess of net assets acquired of $620.4 million and a fair value adjustment of $153.4 million to increase the carrying value of Company's senior notes and senior discount notes. In addition, Loral agreed to assume Orion's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.3 million, to be amortized over the vesting period of the options.

     Had the acquisition of the Company occurred on January 1, 1998, the unaudited pro forma sales, operating loss and net loss for the year ended December 31, 1998 would have been $83.4 million; $59.3 million; and $108.1 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

1.   ORGANIZATION AND BUSINESS (CONTINUED)

LORAL CYBERSTAR SUBSIDIARIES

     All subsidiaries of Loral CyberStar ("Subsidiary Guarantors"), other than inconsequential subsidiaries, have unconditionally guaranteed the Notes (as defined below) on a joint and several basis. No restrictions exist on the ability of Subsidiary Guarantors to pay dividends or make other distributions to Loral CyberStar, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

ACQUISITION OF ORION ATLANTIC LIMITED PARTNERSHIP INTERESTS IN THE EXCHANGE

     Through January 31, 1997, Orion Satellite Corporation (whose name was subsequently changed to Loral Orion Services, Inc.) was the sole general partner in Orion Atlantic L.P. ("Orion Atlantic") and the Company had a combined 41 2/3 percent equity interest in Orion Atlantic. As a result of the Company's control of Orion Atlantic, the Company's consolidated financial statements include the accounts of Orion Atlantic. All of Orion Atlantic's revenues and expenses are included in the Company's consolidated financial statements, with appropriate adjustment to reflect the interests of the limited partners in Orion Atlantic's losses prior to the Exchange as described below. The Company acquired all the remaining interests in Orion Atlantic on January 31, 1997 during the Exchange as described below. The Company's consolidated financial statements also include the accounts of all other subsidiaries of the Company.

     On January 31, 1997, the Company acquired all of the limited partnership interests which it did not already own in the Company's former operating subsidiary, Orion Atlantic, that owned the Telstar 11 satellite (formerly Orion
1) prior to its merger with Loral Orion Services, Inc. Specifically, the Company acquired the Orion Atlantic limited partnership interests and other rights relating thereto held by British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., an affiliate of Matra Hachette, and Trans-Atlantic Satellite, Inc., an affiliate of Nissho Iwai Corp. (collectively, the "Exchanging Partners"). The Company accounted for this transaction as an acquisition of minority interest, and as a result, approximately $34.3 million was allocated to the cost of the Telstar 11 satellite and related equipment.

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

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

1.   ORGANIZATION AND BUSINESS (CONTINUED)

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

FINANCINGS

     On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consisted of one 11.25 percent Senior Note due 2007 (a "Senior Note") and one Warrant to purchase 0.8463 shares of common stock, par value $.01 per share ("Common Stock"), of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consisted of one 12.5 percent Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant", and together with Senior Note Warrants, the "Warrants"). Interest on the Senior Notes are payable semi-annually in cash on January 15 and July 15 of each year, with the first payment made on July 15, 1997. The Senior Discount Notes will not pay cash interest prior to July 15, 2002. Thereafter, cash interest will accrue until maturity at an annual rate of 12.5 percent payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2002. The exercise price for the Warrants were $.01 per share of common stock. There were 697,400 Warrants issued in connection with the Notes (see Note 6).

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

     The net proceeds of the Bond Offering and Debentures Offering were used by the Company to repay the Orion 1 credit Facility (as discussed in Note 5 below), pre-fund the first three years of interest payments on certain of the Notes, and to build and launch two additional satellites, Telstar 12 (formerly Orion 2) and Orion 3.

     The extraordinary loss on extinguishment of debt of $15.8 million in 1997 was the result of expensing unamortized deferred financing costs associated with the Orion 1 Credit Facility which was refinanced with the proceeds from the Bond Offering and termination of a interest rate cap agreement.

ACQUISITION OF TELEPORT EUROPE GMBH

     On March 26, 1997, the Company acquired German-based Teleport Europe GmbH (now known as Loral Orion-Europe GmbH) ("Loral Orion Europe"), a communications company specializing in private satellite networks for voice and data services. The Company purchased the shares of Loral Orion Europe held by the German companies, Vebacom GmbH and

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

1.   ORGANIZATION AND BUSINESS (CONTINUED)

RWE Telliance AG, now known as o.tel.o, for approximately $9 million. In addition, the Company acquired Loral Orion Europe's licenses and operating agreements to provide satellite network services in 40 countries, including 17 countries in which the Company previously did not provide service. The net purchase price of Loral Orion Europe was $8.4 million and was allocated as follows (in thousands):

Working capital deficit, net of cash acquired....       $      (683)
Property and equipment ...........................            9,346
Other, net ......................................              (288)
                                                           ----------
                                                            $ 8,375
                                                           ==========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998, and for the year ended December 31, 1997, include the accounts of Loral CyberStar, its wholly-owned subsidiaries and Orion Financial Partnership (OFP), in which Loral CyberStar holds a 50 percent interest.

CASH AND CASH EQUIVALENTS

     Loral CyberStar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes (in thousands):

                                              December 31,
                                 -------------------------------
                                      1999                1998
                                  -----------     -------------
Cash ..................       $       13,339    $        3,919
Money market funds ....                1,943             4,985
Commercial paper ......                8,835            26,957
                                  -----------     -------------
                              $       24,117    $       35,861
                                  ===========     =============

RESTRICTED AND SEGREGATED ASSETS

     Restricted and segregated assets are classified as held to maturity and are recorded at cost and consist of the following (in thousands):

                                                         December 31,
                                              ----------------------------------
                                                    1999              1998
                                              ----------------  ----------------
Commercial paper .......................       $      162,005    $           --
U.S. treasury notes ....................               25,310            72,855
                                              ----------------  ----------------
Total restricted and segregated assets..              187,315            72,855
Less current portion ...................             (187,315)          (50,180)
                                              ----------------  ----------------
Long-term portion ......................       $           --    $       22,675
                                              ================  ================

     At December 31, 1999, $49.8 million is restricted for use as interest payments on the Senior Notes through July 2000. At December 31, 1998, $72.9 million was restricted for use as interest payments on the Senior Notes through January 2000.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Included in restricted and segregated assets is $2.3 million and $2.1 million of accrued interest at December 31, 1999 and 1998, respectively. The balance at December 31, 1999 is restricted for use for interest payments on the Notes through July 2000 and segregated for a significant portion of the final payment on Telstar 10/Apstar IIR. The U.S. treasury notes held at December 31, 1999 mature January 2000.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject Loral CyberStar to concentrations of credit risk consist principally of cash and cash equivalents, restricted and segregated assets and accounts receivable. The Company's cash and cash equivalents and restricted and segregated assets are maintained with high-credit-quality financial institutions and U.S treasury notes. Management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to the Company's current customer base.

PROPERTY AND EQUIPMENT

     Property and equipment acquired after March 31, 1998 is carried at cost. All property and equipment at March 31, 1998, was recorded at its estimated fair market value, as of the date of the Merger. Depreciation expense is calculated using the straight-line method over the estimated useful lives as follows:

    Satellite and related equipment..............    10.5 -16.5 years
    Telecommunications equipment.................    2-7 years
    Furniture and computer equipment.............    2-7 years

     Costs incurred in connection with the construction and successful deployment of the Telstar 11 and Telstar 12 satellites and related equipment are capitalized. Such costs include direct contract cost, allocated indirect costs, launch costs, launch insurance, construction period interest and the present value of satellite incentive payments. Similar costs for the two high-powered Ka-band satellites are included in "Satellites construction in progress." Loral CyberStar began depreciating the Telstar 11 and Telstar 12 satellites over their estimated useful life commencing on the date of operational delivery in orbit, January 1995 and December 1999, respectively. Satellite lives are reevaluated periodically.

     On May 4, 1999, the Orion 3 satellite was placed into a lower-than-expected orbit after its launch on a Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for its intended purpose. The satellite and launch were fully insured for approximately $266 million, which was received in the third quarter of 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under the agreement with DACOM, the amount prepaid was refunded in July 1999.

     To replace  Orion 3, on September  28, 1999,  Loral Asia Pacific  Satellite
(HK) Limited ("Loral CyberStar HK"), a subsidiary of Loral CyberStar, purchased from APT Satellite Company Limited ("APT") the rights to all transponder capacity (except for one C-band transponder retained by APT) and existing customer leases on the Apstar IIR satellite, and renamed the satellite Telstar 10/Apstar IIR, for approximately $273 million. Telstar 10/Apstar IIR, had an estimated remaining useful life of 13 years as of September 28, 1999. Loral CyberStar HK has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Under the purchase agreement, Loral CyberStar HK will also have the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR.

     As of December 31, 1999, Loral CyberStar had made initial payments of approximately $91 million to APT and is scheduled to pay approximately $182 million in March 2000. Insurance proceeds from the Orion 3 failure were used to fund the initial payments and will be used to fund a significant portion of the final payment.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VALUATION OF LONG-LIVED ASSETS AND COSTS IN EXCESS OF NET ASSETS ACQUIRED

     The carrying value of Loral CyberStar's long-lived assets and costs in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. In the fourth quarter of 1999, the Company recorded $1.8 million in direct costs, which is presented in the Data Services segment, as a result of the obsolescence of private communications equipment.

DEFERRED FINANCING COSTS

     Deferred financing costs related to a debt financing were amortized over the period the debt was expected to be outstanding. The net deferred financing costs outstanding at March 31, 1998 were written off to costs in excess of net assets acquired associated with the Loral Merger. Deferred financing costs of $10.5 million relating to the Orion 1 Credit Facility were expensed in January 1997 in connection with the Financings and are included in the caption "Extraordinary loss on extinguishment of debt" for 1997.

COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired associated with the Merger amounted to $620.4 million, which is being amortized over 40 years using the straight-line method. Accumulated amortization relating to cost in excess of net assets acquired at December 31, 1999 and 1998 was $27.1 million and $11.7 million, respectively.

OTHER ASSETS

     Intangible assets associated with the Merger are primarily amortized over the remaining useful life of Telstar 11, which was approximately five years at December 31, 1999. Accumulated amortization relating to other assets at December 31, 1999 and 1998 was $6.3 million and $2.6 million, respectively. The Company amortizes FCC license application costs related to Telstar 11 and Telstar 12 over the estimated useful lives of the satellites. Software licenses are amortized over three years which represents the estimated useful life of the software.

     Other assets, net of amortization as of December 31, 1999 and 1998, was as follows (in thousands):

                                                                            December 31,
                                                                ----------------------------------
                                                                      1999                  1998
                                                                ----------------  ----------------
Note receivable .........................................        $        1,842   $         2,476
FCC license application costs ...........................                 2,374             1,767
Prepaid satellite insurance .............................                11,132                --
Software license ........................................                 3,750                --
Intangible assets .......................................                10,822            15,261
Other  ..................................................                 4,322             3,404
                                                                ----------------  ----------------
                                                                 $       34,242    $       22,908
                                                                ================  ================

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

         Results of operations for foreign entities, primarily the Company's Loral Orion Europe GmbH subsidiary, are translated using average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders' equity (deficit) as accumulated other comprehensive income (loss).

INTEREST RATE MODIFICATION AGREEMENT

     The Company entered into an interest-rate swap and cap agreement to modify the interest characteristics of the Orion 1 Credit Facility from a floating to a fixed-rate basis. This agreement involved the receipt of floating rate amount in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential paid or received was accrued as interest rates changed and was recognized as an adjustment to interest expense. The fair value of the swap agreement was not recognized in the financial statements. This agreement was terminated in January 1997 in connection with the Financings discussed in Note 1. The Company had no such agreements in place at December 31, 1999 or 1998.

REVENUE RECOGNITION

     Revenue is recognized as earned in the period in which telecommunications and related services are provided.

     The following summarizes the Company's domestic and foreign revenues (in thousands):

                                                                                     Predecessor Company
                                                                              -------------------------------
                                                  Year         Nine months       Three months         Year
                                                  ended           ended             Ended             ended
                                              December 31,     December 31,     March 31, 1998    December 31,
                                            --------------    -------------    ---------------   -------------
Revenues from unaffiliated customers:
    United States.......................     $     46,801     $     24,001     $       6,895     $     30,927
    Germany ...........................            15,573           14,617             4,517           15,437
    Other foreign ......................           42,508           25,990             7,378           22,284
Revenues from related parties...........               --               --                --            4,093
                                            --------------    -------------    ---------------   -------------
Total services revenue..................     $    104,882     $     64,608     $      18,790     $     72,741
                                            ==============    =============    ===============   =============

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse.

     Following is a summary of the components of the net deferred income tax asset balance at December 31, 1999 and 1998 (in thousands):

                                                                 December 31,
                                                       -----------------------------------
                                                                1999               1998
                                                        --------------    ---------------
Net operating loss carryforward .................       $       94,305    $       78,642
Amortization of premium and discount on
  Senior Notes and Senior Discount Notes ........               98,086            69,203
Amortization of intangibles .....................               (3,713)             (928)
Depreciation ....................................              (11,636)           (3,678)
Other ...........................................                3,264             4,209
                                                        --------------    ---------------
  Subtotal                                                     180,306           147,448
                                                        --------------    ---------------
Less valuation allowance.........................             (131,083)          (93,533)
                                                        ==============    ===============
  Net deferred income tax asset..................       $       49,223    $       53,915
                                                        ==============    ===============

     At December 31, 1999, the Company had approximately $301 million in net operating loss carryforwards which expire at varying dates from 2003 through 2019. Due to uncertainties regarding its ability to realize the benefits of such net operating loss carryforwards and certain other net deferred tax assets, the Company established a valuation allowance of $131 million against these net deferred tax assets.

     In 1999, the Company is included in the U.S. federal income tax return for Loral. Pursuant to a tax sharing agreement for 1999 with Loral, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by Loral. For the year ended December 31, 1999, the Company recorded a receivable under this tax sharing agreement of approximately $15.1 million and a deferred tax provision of approximately $4.7 million, resulting in a net tax benefit of approximately $10.4 million. The Company's effective tax benefit rate (8.3%) differs from the federal statutory rate (35%), primarily due to the valuation allowance established for the carryforward of the current year tax loss (22.3%) and the non-deductible amortization of cost in excess of net assets acquired (4.4%). The deferred tax asset of $49.2 million on the accompanying balance sheet primarily arises from the tax effect of the temporary differences between the carrying amount of the Senior Notes and the Senior Discount Notes payable for financial and income tax purposes.

     At December 31, 1998, the Company had approximately $225.9 million in net operating loss carryforwards which expire at varying dates from 2004 through 2013. The use of these loss carryforwards, may be limited under the Internal Revenue Code as a result of ownership changes experienced by the Company. Due to uncertainty regarding its ability to realize the benefits of such net operating loss carryforwards and certain other net deferred tax assets, the Company established a valuation allowance against deferred tax assets of $93.5 million.

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

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STATEMENTS OF CASH FLOWS

     Non-cash investing and financing activities and supplemental cash flow information is (in thousands):


                                                                                                     Predecessor Company
                                                                                             ---------------------------------------
                                                             Year          Nine months         Three months            Year
                                                            Ended             ended                ended              ended
                                                      December 31, 1999  December 31, 1998     March 31, 1998    December 31, 1997
                                                      -----------------   ---------------     ---------------     ---------------
Preferred stock dividend, net of forfeitures          $           --      $           --      $      (1,387)      $        6,034
Conversion of redeemable preferred stock to
  common stock                                                    --                  --             69,888               38,846
Conversion of subordinated debentures, accrued
  interest and deferred  financing costs to
  common stock                                                    --                  --             50,000               10,292
Conversion of Company common stock to Loral
  common stock as a result of this merger                         --                  --            469,000                   --
Issuance of Series C preferred stock                              --                  --                 --               94,000
Issuance of common stock for preferred stock
  dividends                                                       --                  --              5,858                2,070
Issuance of common stock and warrants                             --                  --              4,757               13,407
Interest paid                                                 52,139              25,551             25,237               35,573
Acquisition of Teleport Europe, net of cash acquired  $           --      $           --      $          --       $        8,375




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

EARNINGS PER SHARE

         Earnings per share is not presented since it is not considered meaningful due to the Merger and the recapitalization of the Company.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - (CONTINUED)

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

                                                                                                     Predecessor Company
                                                                                             ---------------------------------------
                                                                     Year        Nine months      Three months         Year
                                       As of December 31,            Ended           ended            ended            ended
                                ---------------------------------  December 31    December 31,      March 31,        December 31,
                                     1999             1998           1999           1998             1998              1997
                                ---------------    --------------  -----------   -------------     --------------    --------------
Cumulative translation         $     (824)        $    616        $ (1,440)     $    616             $(517)          $  (956)
   adjustment
Accumulated other
   comprehensive (loss) income $     (824)        $    616        $ (1,440)     $    616             $(517)          $  (956)
                               ---------------    --------------  -----------   -------------     --------------    --------------

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. The Company is required to adopt SFAS 133 on January 1, 2001.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  ORION ATLANTIC

     Orion Atlantic was a Delaware limited partnership formed to provide international private communications networks and basic transponder capacity and capacity services (including ancillary ground services) to businesses and institutions with trans-Atlantic and intra-European needs. As of December 31, 1998, Orion Atlantic merged with Loral Orion Services, Inc. The business was organized by Orion Network Services ("Orion"), the general partner of Orion Atlantic. The principal purposes of Orion Atlantic was to finance the construction, launch and operation of up to two telecommunications satellites in geosynchronous orbit over the Atlantic Ocean and to establish a multinational sales and service organization. Eight international corporations, including Orion, invested a total of $90 million in equity as limited partners in Orion Atlantic. Orion Atlantic through January 1997, was financed by a credit facility which provided up to $251 million for the first satellite from a syndicate of major international banks led by Chase Manhattan Bank, N.A. In addition to their equity investments, the limited partners had agreed to lease capacity on the satellites up to an aggregate $155 million and had entered into additional contingent capacity lease contracts ("contingent call") up to an aggregate $271 million, as support for repayment of the senior debt. The firm capacity leases and contingent calls were payable over a seven-year period after the Orion 1 satellite was placed in service. In July 1995, January and July 1996 the limited partners (excluding the Company) paid $7.6 million, $18.0 million and $12.1 million, respectively, pursuant to the contingent calls. As discussed in Note 1, in January 1997, the Company acquired all of the limited partnership interests it did not already own in Orion Atlantic.

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

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

3.  ORION ATLANTIC (CONTINUED)

     Redemption of STET Partnership Interest; Issuance of New Interest to Orion. -- In November 1995, Orion Atlantic redeemed the limited partnership interest held by STET (the "STET Redemption") for $11.5 million, including $3.5 million of cash and $8 million in 12 percent promissory notes due through 1997. STET's firm and contingent capacity leases remained in place until released by the Banks under the Orion 1 Credit Facility. STET's existing contractual arrangements with Orion Atlantic were modified in a number of respects, including (i) a reduction of approximately $3.5 million in amounts due by Orion Atlantic to Telespazio S.p.A., an affiliate of STET, over a ten-year period under contracts relating to the construction of Orion 2, back-up tracking, telemetry and command services through a facility in Italy and engineering consulting services, (ii) the establishment of ground operations and distribution agreements between Orion Atlantic and Telecom Italia, a subsidiary of STET, relating to Italy, and the granting to Telecom Italia of exclusive marketing rights relating to Italy for a period ending December 1998 conditioned upon Telecom Italia achieving certain sales quotas, and (iii) canceling exclusive ground operations and sales representation agreements between Orion Atlantic and STET (or its affiliates) relating to Eastern Europe.

     Orion Atlantic funded the STET Redemption by selling a new limited partnership interest to Orion for $8 million (including $3.5 million in cash and $4.5 million in 12 percent promissory notes due through 1997). In connection with the STET redemption, Orion agreed to indemnify Telecom Italia for payments which were made in July 1995 of approximately $1 million and which would be made in the future under its firm and contingent capacity agreements with Orion Atlantic and posted a $10 million letter of credit to support such indemnity. The Company accounted for this transaction as an acquisition of a minority interest and, as a result, approximately $3.1 million was allocated to the cost of the Telstar 11 satellite and related equipment.

     During 1995, Orion Atlantic entered into agreements with certain limited partners (including the Company) under which the participating limited partners voluntarily gave up their rights to receive capacity under their firm capacity agreements through January 1996. The participating limited partners continued to make payments for such capacity but have the right to receive refunds from Orion Atlantic out of cash available after operating costs and payments under the Credit Facility. In addition, services revenue included $4.1 million in 1997 from limited partners pursuant to the firm capacity commitments, not subject to refund. In connection with the Exchange described in Note 1, such rights were acquired by the Company.

4.  COMMITMENTS AND CONTINGENCIES

     Telstar 11 (formerly Orion 1) -- In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of December 1999, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

     Telstar 12 (formerly Orion 2) -- During the second quarter of 1998, the Company entered into a satellite procurement contract with Space Systems/Loral ("SS/L"), a wholly owned subsidiary of Loral SpaceCom Corporation, for the construction and launch of the Telstar 12 satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "SS/L Contract"). In connection therewith, the Company notified Matra Marconi Space ("Matra") that it was canceling its satellite procurement contract with Matra for the construction and launch of a satellite for operation in the Atlantic Ocean region at 12(degree) W.L. (the "Matra Contract"). The Company had no obligation to make further payments to Matra as a result of this cancellation, but Matra retained amounts previously paid by the Company of $49.1 million. As of March 31, 1998, in association with the Merger, these costs and other internal direct costs, totaling approximately $61 million, capitalized in connection with the construction of the Telstar 12 satellite, were written off to costs in excess of net assets acquired. Loral CyberStar's cash was used to fund the SS/L Contract up to an amount that when added to the amounts previously paid to Matra, did not exceed $202 million, the total amount that would otherwise have been due to Matra if the Matra Contract had not been canceled. All requirements to SS/L in excess of $202 million for Telstar 12 were funded with

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

additional equity contributed from Loral.

     Telstar 12 , a high power satellite with 38 Ku-band transponders, expands Loral CyberStar's European coverage and extends coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa. Telstar 12 was launched aboard an Ariane launch vehicle in October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral Cyberstar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

       Agreements with Loral Skynet - During the fourth quarter of 1998, Loral completed its integration plan for Loral CyberStar and transferred management of Loral CyberStar's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999. Loral CyberStar and Loral Skynet, a division of Loral SpaceCom Corporation, which in turn is a wholly-owned subsidiary of Loral, have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral CyberStar (i) marketing and sales of satellite capacity services on the Loral CyberStar satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral CyberStar satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral CyberStar is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee (see Note 8).

     Litigation -- On November 9, 1996, Orion and Skydata Corporation ("Skydata") executed a letter with respect to the settlement in full of pending litigation and arbitration related to a patent dispute. As part of the settlement, Skydata granted Orion (and its affiliates) an unrestricted, world-wide paid-up license to make, use or sell products or methods under the patent and all other corresponding continuation and reissue patents. Orion has paid Skydata $437,000 during 1997 and 1998 as part of this settlement.

     The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.

     Lease arrangements - The Company has entered into operating leases, principally for office space and space segment capacity from third parties. Rent expense was $7.9 million, $2.8 million, $0.3 million and $1.3 million for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998 and the year ended December 31, 1997, respectively.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Future minimum lease payments are as follows (in thousands):



2000............................      $     15,426
2001............................            10,868
2002............................            10,830
2003............................             5,820
2004............................             4,650
Thereafter......................            14,000
                                     --------------
                                      $     61,594
                                     ==============


     Future minimum lease receipts due from customers under non-cancelable operating leases for transponder capacity on satellites in-orbit and for service agreements as of December 31, 1999, are as follows (in thousands):


2000............................       $   168,977
2001............................           130,990
2002............................            92,024
2003............................            55,507
2004............................            39,647
Thereafter......................           141,328
                                     --------------
                                       $   628,473
                                     ==============

5.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                          December 31,
                                                                ----------------  ---------------
                                                                      1999             1998
Senior notes (including premium of $58.7 and
  $64.6 million at December 31, 1999 and 1998, respectively     $    501,734       $   507,573
Senior discount notes (principal amount at maturity
  $484 million and accreted principal amount
  $378 million at December 31, 1999 and 1998, respectively           448,408           408,812
Notes payable - TT&C Facility..........................                3,729             4,953
Satellite incentive obligations........................               11,129            11,376
Other..................................................                  370               781
                                                                 ---------------    -------------
     Total debt........................................              965,370           933,495
Less: current portion..................................               (2,071)           (1,826)
                                                                 ---------------    -------------
     Long-term debt....................................         $    963,299       $   931,669
                                                                 ===============    =============

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

5.  LONG-TERM DEBT (CONTINUED)

Total interest (including commitment fees, capitalized interest and amortization of deferred financing costs) incurred for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998 and the year ended December 31, 1997 was $90.1 million, $62.8 million, $24.5 million and $91.1 million, respectively. Capitalized interest for the year ended December 31, 1999, the nine months ended December 31, 1998, the three months ended March 31, 1998 and the year ended December 31, 1997, was $20.3 million, $16.4 million, $3.3 million and $7.3 million, respectively. Aggregate annual maturities of long-term debt consist of the following (in thousands):

2000....................................      $         2,071
2001....................................                2,509
2002....................................                2,623
2003....................................                1,728
2004....................................                1,738
Thereafter..............................              954,701
                                             -----------------
                                              $       965,370
                                             ==================

     Senior Notes and Senior Discount Notes -- On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consisted of one
11.25 percent Senior Note due 2007 (a "Senior Note") and one Warrant to purchase
0.8463 shares of common stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consisted of one 12.5 percent Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant and together with the Senior Note Warrants, the "Warrants"). Interest on the Senior Notes is payable semi-annually in cash on January 15 and July 15 of each year, commencing July 15, 1997. The Senior Discount Notes do not pay cash interest prior to January 15, 2002. Thereafter, cash interest accrues until maturity at an annual rate of 12.5 percent payable semi-annually on January 15, and July 15 of each year, commencing July 15, 2002. These warrants were assumed by Loral as a result of the Loral Merger and were converted to warrants to acquire Loral common stock. The Company made cash interest payments of $25.0 million $24.9 million in January 1998 and July 1998 and $24.9 million in January 1999 and July 1999, on the Senior Notes. The indentures supporting the Senior Notes and the Senior Discount Notes contain certain covenants which, among other things, restrict distributions to stockholders of the Company, the repurchase of equity interests in the Company and the making of certain other investments and restricted payments, the incurrence of additional indebtedness by the Company and its restricted subsidiaries, the creation of liens, certain asset sales, transaction with affiliates and related parties, and mergers and consolidations. The Company is in compliance with the requirements of such indentures. The exercise price for the Warrants will be $.01 per share of common stock. There were 697,400 Warrants issued in connection with the Notes (see Note 6). On May 27, 1998, $2 million of Senior Notes were redeemed at 101 percent of the principal amount of the notes plus accrued interest to the payment date, and resulted in a gain on retirement of debt of approximately $0.3 million. The accreted principal value of the Senior Discount Notes was $378 million and $334 million at December 31, 1999 and 1998, respectively.

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

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

5.  LONG-TERM DEBT (CONTINUED)

     The net proceeds of the Bond Offering and Debentures Offering were used by the Company to repay the Orion 1 Credit Facility, pre-fund the first three years of interest payments on certain of the Notes, and to build and launch two additional satellites, Telstar 12 and Orion 3.

     The extraordinary loss on extinguishment of debt of $15.8 million in 1997 was the result of expensing unamortized deferred financing costs associated with the Orion 1 Credit Facility which was refinanced with the proceeds from the Bond Offering and termination of an interest rate cap agreement.

     Note Payable - TT&C Facility -- In June 1995 upon acceptance of the TT&C Facility, the Company refinanced $9.3 million from General Electric Credit Corporation as a seven-year term loan, payable monthly. The interest rate is fixed at 13.5 percent. The TT&C debt is secured by the TT&C Facility, the Satellite Control System Contract and the Company's leasehold interest in the TT&C Facility land. The TT&C financing agreement contains customary representations, warranties and covenants regarding certain activities of the Company. The Company is in compliance with the requirements of the financing agreement.

     Satellite Incentive Obligations --The obligations relating to satellite performance have been recorded at the present value (discounted at 14 percent for Orion and 12 percent after the Merger, the Company's estimated incremental borrowing rate for unsecured financing) of the required payments through 2007. During 1999 and 1998, payments aggregating $1.6 million and $7.2 million, respectively, were made pursuant to this obligation.

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

 6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

     As of March 31, 1998, all of the redeemable convertible preferred stock outstanding at December 31, 1997, including accrued dividends on Series C Preferred Stock, were converted to approximately 6.1 million shares of common stock at prices ranging from $8.50 to $17.80 per share.

Redeemable Preferred Stock

     In June 1994, the Company issued 11,500 shares of Series A 8 percent Cumulative Redeemable Convertible Preferred Stock at $1,000 per share and granted an option to purchase an additional 3,833 shares of similar preferred stock at $1,000 per share. Dividends on preferred stock accrued at 8 percent per year and were payable as and when declared. The Company could redeem the preferred stock at the amount invested plus accrued and unpaid dividends. Upon such a redemption, the preferred stockholders were to receive a warrant to acquire at $8.50 per share the number of shares of common stock into which the preferred stock was convertible. The 11,500 shares issued were convertible into 1,352,941 shares of common stock ($8.50 per share). Upon conversion, accrued and unpaid dividends were forfeited. After the Company issued preferred stock (along with warrants and options to make an additional investment) in June 1994, the Directors and affiliates of Directors who purchased common stock in December 1993 and the institutions and other investors who purchased common stock in June 1994 each exercised its right to receive preferred stock (along with warrants and options to make an additional investment) in exchange for the common stock previously acquired and the Company issued an aggregate of 3,000 shares of

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

  6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

 Series A Preferred Stock and related options for 1,000 shares to such persons and entities. The 3,000 shares issued were convertible into 352,941 shares of common stock ($8.50 per share). Through December 31, 1997, 7,567 shares of preferred stock were converted into 890,235 shares of common stock. The remaining 6,933 shares outstanding were convertible into 815,647 shares of common stock at December 31, 1997. All Series A Preferred Stock outstanding was converted into common stock in connection with the Merger.

         In June 1995, certain Directors, affiliates of Directors, and certain holders of Series A Preferred Stock purchased 4,483 shares of Series B Preferred Stock for approximately $4.5 million. This purchase was pursuant to an option granted in June 1995 to purchase $1 of preferred stock similar to the Series A Preferred Stock for each $3 of Series A Preferred Stock purchased in June 1994, except that such similar preferred stock would be convertible at any time with Common Stock at a price within a range of $10.20 to $17.00 per share of common stock based upon when the option is exercised. The Series B Preferred Stock had rights, designations and preferences substantially similar to those of the Series A Preferred Stock, and was subject to similar covenants, except that the Series B Preferred Stock was convertible into 439,510 shares of Common Stock at an initial price of $10.20 per share, subject to certain anti-dilution adjustments, and purchases of Series B Preferred Stock did not result in the purchaser receiving any rights to purchase additional preferred stock. Through December 31, 1997, 2,424 shares of preferred stock were converted into 237,647 shares of common stock. The remaining 2,059 shares outstanding were convertible into 201,862 shares of common stock at December 31, 1997. All Series B Preferred Stock outstanding was converted into common stock in connection with the Merger.

         In January 1997 the Company issued 123,172 shares of Series C Cumulative Redeemable Preferred Stock to British Aerospace Communications, Inc., COM DEV Satellite Communications Limited, Kingston Communications International Limited, Lockheed Martin Commercial Launch Services, Inc., MCN Sat US, Inc., and Trans-Atlantic Satellite, Inc. in exchange for their Orion Atlantic partnership interests. Dividends on the preferred stock accrued at 6 percent per year and were distributable in the Company's common stock calculated based on the market price of such stock under a formula provided in the Certificate of Designations. The shares were convertible into approximately 7 million shares ($17.50 per share) of the Company's common stock. Through December 31, 1997, 40,531 shares of preferred stock, including dividends, were converted into approximately 2.4 million shares of common stock. Series C Cumulative Preferred Stock was recorded net of deferred offering costs of approximately $3.3 million. The Series C Cumulative Preferred Stock was subject to mandatory redemption at par value in 25 years. The difference between the carrying value and par value was being accreted over such period.

     The preferred stock had a liquidation preference equal to the amount invested plus accrued and unpaid dividends. Preferred stockholders were entitled to vote on an as-converted basis and had the right to put the stock to the Company upon a merger, change of control or sale of substantially all assets at the greater of liquidation value or fair value. All Series C Preferred Stock was converted into common stock in connection with the Merger.

Stockholders' Equity

     1987 Employee Stock Option Plan - Under the 1987 Employee Stock Option Plan, 1,470,588 shares of common stock were reserved for issuance upon exercise of options granted. Shares of common stock were generally purchased under this plan at prices not less than the fair market value, as determined by the Board of Directors, on the date the option was granted.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

  6.  Redeemable Preferred Stock and Stockholders' Equity (continued)

     In November 1993, stock options for 95,588 shares of common stock were granted to key executives which may be exercised only upon the achievement of certain business and financial objectives. At December 31, 1995, the executives had earned the right to exercise 40,441 of these options based on the achievement of such objectives. The remaining options were canceled during 1996.

     Stock options vested annually over a one to five-year period. All options were exercisable up to seven years from the date of grant. The Company's 1987 Employee Stock Option Plan expired in 1997. No further shares are available for grant under this plan. There were 506,803 options exercisable at December 31, 1997.

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

     In March 1998, the 1987 Employee Stock Option Plan was assumed by Loral and all outstanding options were converted to options to acquire Loral common stock.

     Stock options under the 1987 Employee Stock Option Plan outstanding at:

                                                Predecessor Company
                                             March 31,      December 31,
                                          --------------- ----------------
                                               1998               1997
Range of exercise price..............      $8.16 - $12.29   $8.16 - $12.29
                                           ==============   ==============

Outstanding at  beginning of period .          1,174,310           911,663
Granted during period................                 --           400,670
Exercised............................           (157,041)          (81,383)
Canceled.............................             (1,250)          (56,640)
Converted to options to acquire
     Local common stock..............         (1,016,019)               --
                                           --------------   --------------
Outstanding at end of period.........                 --         1,174,310
                                           ==============   ==============

     1997 Employee Stock Option Plan - In 1997, the Company adopted a second stock option plan. Under this plan, as amended, 1,300,000 shares of common stock were reserved for issuance upon exercise of options granted. Shares of common stock could be purchased under this plan at prices not less than the fair value as determined by the Board of Directors, on the date the option were granted.

     In March 1998, the 1997 Employee Stock Option Plan was assumed by Loral and all outstanding options were converted to options to acquire Loral common stock.


     Stock options under the 1997 Employee Stock Option Plan outstanding at:

                                                 Predecessor Company
                                          --------------------------------
                                            March 31,       December 31,
                                                1998           1997
                                          --------------   ---------------
Range of exercise price.............      $9.30 - $17.06    $9.30 - $17.06
                                          ==============   ===============
Outstanding at beginning of period..             552,000                --
Granted during period...............                  --           556,000
Exercised  .........................              (5,000)               --
Canceled   .........................             (80,000)           (4,000)
Converted to options to acquire
     Local common stock.............            (467,000)               --
                                          --------------   ---------------
Outstanding at end of period........                  --           552,000
                                          ==============   ===============

     Non-Employee Director Stock Option Plan - In 1996, the Company adopted a Non-Employee Director Stock Option plan. Under this plan, 380,000 shares of common stock were reserved for issuance. During 1997, there were 80,000 options granted pursuant to this plan at $9.60 per share. At December 31, 1997, aggregate options outstanding pursuant to this plan totaled 270,000, of which, 180,000 were exercisable at prices ranging from $8.49 to $12.53 per share.

     In March 1998, the Non-Employee Director Stock Option Plan was assumed by Loral and all outstanding options were converted to options to acquire Loral common stock.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

  6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

     Compensation expense relating to these plans was not significant.

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

     Pro forma information regarding net income and earnings per share required by SFAS 123, has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of these options was estimated at the date of the grant using a Black-Scholes valuation model with the following assumptions as of March 31, 1998 and December 31, 1997:


Risk-free interest rate .............           6.5%
Expected dividend yields ............            0.0%
Expected life of option .............        6.5 years
Volatility of the Company's stock ...          69%

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

  6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The effect of applying SFAS 123 on pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. The Company's pro forma information are as follows (in thousands, except per share information):


                                                         Predecessor Company
                                                  -------------------------------
                                                   Three months       Year Ended
                                                       Ended         December 31,
                                                     March 31,           1997
                                                       1998
                                                  ---------------   ----------------
Pro forma net loss .........................       $      (40,777)  $     (110,703)
                                                  ===============   ================
Pro forma net loss per share ...............                   --   $       (10.03)
                                                  ===============   ================


     401(k) Profit Sharing Plan -- In September 1996, the Company amended the 401(k) profit sharing plan. Under this plan, 100,000 shares of common stock were reserved for issuance as the Company's discretionary match of employee contributions. The Company's matching contributions may be made in either cash or in the equivalent amount of the Company's common stock. For the four months ended April 30, 1998 and the year ended December 31, 1997, the Company's matching contribution was 3,341 and 10,480 shares of the Company's common stock with a value of approximately $60,000 and $180,000, respectively.

     Effective May 1, 1998, the 401(k) Profit Sharing Plan was merged into the Loral Space and Communications Ltd. Savings Plan and $0.8 million of matching contributions were incurred in this plan for the period May 1, 1998 through December 31, 1998. During the period ended December 31, 1999, $0.4 million of matching contributions were incurred in this plan.

     Stock Purchase Plan -- In September 1996, the Company adopted an employee stock purchase plan. Under this plan, 500,000 shares of common stock were reserved for issuance. Shares of common stock were purchased under this plan through payroll deduction. The purchase price of each share of common stock purchased under the plan was 85 percent of the fair market value of the common stock on the measurement date. During 1998 and 1997 the Company issued 20,180 and 27,731 shares, respectively, pursuant to the Plan. In March 1998 the Stock Purchase Plan was terminated.

     Stock Warrants - In November 1996, the Company granted 50,000 warrants to DACOM to purchase shares of common stock at $14 per share. The warrants were exercisable for a six month period beginning six months after the commencement date, as defined in the Joint Investment Agreement with DACOM, and ending one year after the commencement date and terminated at that time or at any time the Joint Investment Agreement was terminated. The fair value of the warrants at the date of issue was $300,000 and was estimated using a Black Scholes valuation model.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

  6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

      Warrants outstanding (including the warrants issued to DACOM as discussed above) at:


                                                Predecessor Company
                                          -------------------------------------
                                            March 31,            December 31,
                                                1998                 1997
                                          ----------------   -------------------
Range of exercise price.............      $  0.01 - $14.00   $  0.01 - $14.00
                                          ================   ===================
Outstanding at beginning of period..             740,550            142,115
Granted during period...............                  --            697,400
Exercised  .........................              (2,518)           (96,159)
Canceled   .........................                  --             (2,806)
Converted to warrants to acquire
     Local common stock.............            (738,032)                --
                                          ----------------   -------------------
Outstanding at end of period........                  --            740,550
                                          ================   ===================


     There were 690,550 warrants exercisable at December 31, 1997.

     The holders of preferred stock also held warrants to purchase 1,017,509 shares of common stock at the conversion price of such preferred stock. These warrants did not become exercisable unless the Company exercised its right to repurchase the preferred stock at the liquidation value, plus accrued and unpaid dividends. As of March 31, 1998, these warrants were forfeited as a result of the conversion of all preferred stock to common stock.

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

     Shares Reserved for Issuance - The Company had no shares of common stock at December 31, 1999 and 1998, reserved for issuance upon conversion of debentures and preferred stock, exercise of outstanding stock options and warrants, and common stock issued under the stock purchase and 401(k) profit sharing plans.

     Loral's 1996 Stock Option Plan - Certain employees of Loral CyberStar participate in Loral's 1996 Stock Option Plan. Under this plan, options are granted at the discretion of Loral's Board of Directors to employees of Loral and its affiliates. Such options become exercisable as determined by the Board, generally over five years, and generally expire no more than 10 years from the date of grant. For the year ended December 31, 1999, Loral granted certain key employees of Loral CyberStar 519,000 options to purchase Loral common stock at a weighted average price of $17.22 per share (weighted average fair value of $5.72 per share). For the nine months ended December 31, 1998, Loral granted options at a weighted average price of $24.55 per share (weighted average fair value of $5.88 per share). During 1999, 620 options were exercised and 179,860 were cancelled and at December 31, 1999, options to purchase 807,180 shares were outstanding, 63,836 of which were exercisable and at December 31, 1998, no options were exercised, options to purchase 513,420 shares were outstanding, 1,200 of which were exercisable.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

 6.  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

     As described above, Loral CyberStar accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma net income (loss) as if Loral CyberStar had adopted the fair value method. SFAS No. 123 requires that equity instruments granted to an employee by a principal stockholder be included as part of the disclosure. The pro forma incremental effect on net loss required to be disclosed under SFAS No. 123 is approximately $0.8 million and $1.9 million for the year ended December 31, 1999 and the nine months ended December 31, 1998, respectively.

     The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life six to twelve months following vesting; stock volatility, 30% in 1999 and 25% for the nine months ended December 31, 1998; risk free interest rate, 4.4% to 6.6% based on date of grant; and no dividends during the expected term.

7.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Other than amounts due under the Senior Notes and Senior Discount Notes, CyberStar believes that the carrying amounts reported in the balance sheets of its other financial assets and liabilities approximates their fair value at December 31, 1999 and 1998. The fair value of the Company's Senior Notes and Senior Discount was estimated based on quoted market prices and at December 31, 1999 and 1998, were approximately $327.8 million and $438.6 million, and $213.0 million and $304.9 million, respectively.

8.  SEGMENTS

     The Company has two reportable business segments: Fixed Satellite Services and Data Network Services (see Note 1).

         In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. The accounting policies of the reportable segments are the same as those described in Note 2.

     Summarized financial information concerning the reportable segments is as follows:





                                      1999
                               SEGMENT INFORMATION
                                  (in millions)


                                                 FIXED                                TOTAL
                                                SATELLITE       SERVICES           REPORTABLE        INTERSEGMENT
                                                 SERVICES       DATA NETWORK        SEGMENTS         ELIMINATIONS     CONSOLIDATED
                                             ---------------   ---------------   ---------------    ---------------  --------------

Revenue from external customers ......       $          35.7   $          69.2   $        104.9      $        --      $       104.9
Intersegment revenue .................                   7.1              --                7.1               (7.1)            --
                                             ---------------   ---------------   ---------------    ---------------  --------------
Gross revenue ........................       $          42.8    $         69.2    $       112.0      $        (7.1)   $       104.9
                                             ===============   ===============   ===============    ===============  ==============
EBITDA1 ..............................       $          21.9    $         (8.3)  $         13.6      $        --      $        13.6
Depreciation and amortization ........                  60.4              15.4             75.8               --               75.8
                                             ---------------   ---------------   ---------------    ---------------  --------------
Loss from operations .................       $         (38.5)  $         (23.7)  $        (62.2)     $        --      $       (62.2)
                                             ===============   ===============   ===============    ===============  ==============
Total assets .........................       $       1,605.0   $         589.5   $      2,194.5      $      (510.2)   $     1,684.3
                                             ===============   ===============   ===============    ===============  ==============
Capital expenditures..................       $         292.9   $          14.6   $        307.5      $        --      $       307.5
                                             ===============   ===============   ===============    ===============  ==============

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)


8.  SEGMENTS (CONTINUED)



                       NINE MONTHS ENDED DECEMBER 31, 1998
                               SEGMENT INFORMATION
                                  (IN MILLIONS)

                                                 FIXED                                 TOTAL
                                                SATELLITE        DATA NETWORK       REPORTABLE
                                                 SERVICES          SERVICES           SEGMENTS         CONSOLIDATED
                                             ---------------   ---------------   --------------      --------------
Revenue from external customers ......       $          25.2   $          39.4   $         64.6      $        64.6
                                             ===============   ===============   ==============      ==============
EBITDA 1 .............................       $          16.3   $          (8.3)  $          8.0      $         8.0
Depreciation and amortization ........                 41.6               9.8              51.4               51.4
Merger costs .........................                   --                --                --                0.6
                                             ---------------   ---------------   --------------      --------------
Income (loss) from operations ........       $         (25.3)  $         (18.1)  $        (43.4)     $       (44.0)
                                             ===============   ===============   ==============      ==============
Total assets .........................       $       1,325.7   $          91.8   $      1,417.5      $     1,417.5
                                             ===============   ===============   ==============      ==============
Capital expenditures .................       $         272.1   $          12.0   $        284.1      $       284.1
                                             ===============   ===============   ==============      ==============






                        THREE MONTHS ENDED MARCH 31, 1998
                               SEGMENT INFORMATION
                               PREDECESSOR COMPANY
                                  (IN MILLIONS)

                                                 FIXED                                 TOTAL
                                                SATELLITE        DATA NETWORK       REPORTABLE
                                                 SERVICES          SERVICES           SEGMENTS         CONSOLIDATED
                                             ---------------   ---------------   --------------      --------------


Revenue from external customers ......       $           7.9   $          10.9   $         18.8      $        18.8
                                             ===============   ===============   ==============      ==============
EBITDA 1 .............................       $           5.1   $          (4.1)  $          1.0      $         1.0
Depreciation and amortization ........                  9.6               2.9              12.5               12.5
Merger costs .........................                   --                --                --               12.1
                                             ---------------   ---------------   --------------      --------------
Income (loss) from operations.........       $          (4.5)  $          (7.0)  $        (11.5)     $       (23.6)
                                             ===============   ===============   ==============      ==============
Total assets .........................       $       1,333.0   $          98.2   $      1,431.2      $     1,431.2
                                             ===============   ===============   ==============      ==============
Capital expenditures .................       $          14.8   $           3.6   $         18.4      $        18.4
                                             ===============   ===============   ==============      ==============

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

8.  SEGMENTS (CONTINUED)

                                      1997
                               SEGMENT INFORMATION
                               PREDECESSOR COMPANY
                                  (IN MILLIONS)

                                                 FIXED                                 TOTAL
                                                SATELLITE        DATA NETWORK       REPORTABLE
                                                 SERVICES          SERVICES           SEGMENTS         CONSOLIDATED
                                             ---------------   ---------------   --------------      --------------
Revenue from external customers ......       $          31.3   $          41.4   $         72.7      $        72.7
                                             ===============   ===============   ==============      ==============
EBITDA 1 .............................       $          21.3   $         (16.2)  $          5.1      $         5.1
Depreciation and amortization ........                  34.1              14.1             48.2               48.2
                                             ---------------   ---------------   --------------      --------------
Income (loss) from operations.........       $         (12.8)  $         (30.3)  $        (43.1)     $       (43.1)
                                             ===============   ===============   ==============      ==============
Capital expenditures .................       $         102.3   $          11.0   $        113.3      $       113.3
                                             ===============   ===============   ==============      ==============
Total assets .........................       $         849.0   $          47.5   $        896.5      $       896.5
                                             ===============   ===============   ==============      ==============

----------

1 EBITDA (which is equivalent to operating income (loss) efore deprciation and amortization and merger costs) is provided because it is a measure commonly used in the communication industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral CyberStar's operating results. However, EBITDA is not an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently ans, therefore, may not be comparable to similarly titled measures reported by other companies.


     With the exception of the Company's satellites in orbit, the Company's long-lived assets are primarily located in the United States, Germany and other foreign countries, and at December 31, 1999 and December 31, 1998, amounted to approximately $65.0 million and $4.6 million, $2.1 million and $365.1 million, $10.1 million and $1.2 million, respectively.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

 9.  RELATED PARTY TRANSACTIONS

     During 1999, Loral CyberStar, Inc. obtained additional financing (via an intercompany note from Loral Space & Communications Corporation) to complete the construction of its satellite fleet and meet its operating requirements. Borrowings under this note can be made for periods of 1, 2, 3 or 6 months and bear interest at LIBOR (5.31% at December 31, 1999) plus 275 basis points. The intercompany note can be prepaid at any time without penalty and is payable on demand. During 1999, the note was transferred from Loral Space & Communications Corporation to Loral SpaceCom Corporation. At December 31, 1999, the outstanding borrowing amount under this intercompany note was $74.1 million (including accrued interest of $4.1 million) and is reflected on the balance sheet as a note payable to Loral SpaceCom.

     Space Systems/Loral built the Telstar 12 satellite for Loral CyberStar, Inc. that was launched in October 1999 and commenced revenue generating operations in January 2000. At December 31, 1999, Loral CyberStar had a payable balance to Space Systems/Loral of $15.7 million, representing the final payment on the satellite construction contract of $9.8 million (due in March 2000) and $5.9 million of long-term insurance costs (due in 2001).

     Loral CyberStar Data Network Services leases transponder capacity from Loral Skynet. At December 31, 1999, Loral CyberStar, Inc. had a payable to Loral Skynet of $0.3 million. Loral Skynet also provides telemetry, tracking and control services for the Loral CyberStar satellite network. The Company is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee, which amounted to $18.7 million for 1999.

     At December 31, 1999, Loral CyberStar maintained a receivable balance from Cyberstar L.P. of $0.2 million, which represented total amounts earned during the year and as of year end for services performed on behalf of CyberStar L.P..

     At December 31, 1998, Loral CyberStar had a receivable from Loral of $3.6 million. This receivable balance was generated from Loral's use of Loral CyberStar's tax losses pursuant to a tax sharing agreement entered into in 1998.

     In December 1999, in connection with a contractual arrangement between Space Systems/Loral, a subsidiary of Loral, and one of SS/L's customers, Loral Cyberstar agreed to lease to SS/L the capacity of three transponders on Telstar 10/Apstar IIR through the end of life of the satellite. Under this arrangement, Loral Cyberstar will receive a reimbursement of costs until such time as Telstar 10/Apstar IIR is fully leased up, at which time thereafter, the lease rates would be increased to market rates.

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands):




                                                          March 31,             June 30,            September 30,       December 31,
                                                    ----------------        --------------         --------------     --------------
1999
  Revenues...................................      $        22,538       $        24,072       $        25,168       $       33,104
  Loss from operations.......................              (13,471)              (11,928)              (13,972)             (22,820)
  Loss before income taxes...................              (26,069)              (28,320)              (31,136)             (39,007)
  Net loss ..................................              (24,235)              (27,515)              (31,622)             (30,803)



                                                       Predecessor
                                                         Company
                                                          March 31,             June 30,            September 30,       December 31,
                                                    ----------------        --------------         --------------     --------------
1998
  Revenues...................................      $        18,790       $        20,243       $        21,153       $       23,212
  Loss from operations.......................              (23,639)              (15,296)              (13,951)             (14,782)
  Loss before income taxes...................              (39,691)              (28,000)              (26,301)             (26,701)
  Net loss...................................              (39,691)              (19,755)              (29,614)             (30,600)


                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
                                   (CONTINUED)

11.  SUBSEQUENT EVENT

     On March 24, 2000, Loral CyberStar entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees W.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection with this transaction, Loral CyberStar also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total purchase price for the slots and these agreements was $36.5 million, which purchase price was applied by Loral CyberStar towards the last installment payment on Telstar 10/Apstar IIR.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES.

     As a result of the Merger, the Board of Directors of the Company appointed Deloitte & Touche LLP ("Deloitte & Touche") as independent auditors, effective May 13, 1998. Deloitte & Touche replaced Ernst & Young LLP ("Ernst & Young"), which served as the Company's independent auditors for the fiscal year ended December 31, 1997 and was dismissed, effective May 13, 1998.

     The report issued by Ernst & Young on the Company's financial statements for the fiscal year ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal year ended December 31, 1997, and during the interim period preceding May 13, 1998, (i) there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to these matters in their report and (ii) there were no "reportable events" (as that term is described in Item 304(a)(i)(v) of Regulation S-K).


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

     Omitted pursuant to General Instruction I of Form 10-K.

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) (1) and (2) List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Loral CyberStar are included in Item 8:

              Consolidated Balance Sheets - December 31, 1999 and 1998

              Consolidated Statements of Operations - Year ended December 31, 1999 and the nine months ended December 31, 1998, and for the Predecessor Company the three months ended March 31, 1998, and the year ended December 31, 1997

              Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Year ended December 31, 1999 and the nine months ended December 31, 1998, and for the Predecessor Company the three months ended March 31, 1998, and the year ended December 31, 1997

              Consolidated Statements of Cash Flows - Year ended December 31, 1999 and the nine months ended December 31, 1998, and for the Predecessor Company the three months ended March 31, 1998, and the year ended December 31, 1997

              Notes to Consolidated Financial Statements

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (b)    Reports on Form 8-K filed in the fourth quarter of 1999:

                October 13, 1999   Item 5 -  Other Events     Apstar IIR Closing
                December 2, 1999   Item 5 -  Other Events     Name Change

         (c)    Exhibits


EXHIBIT
NUMBER                                                       EXHIBIT DESCRIPTION

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

3.1               Certificate  of Merger  of Loral  Satellite  Corporation  into
                  Orion dated March 20, 1998 and Exhibit A thereto, Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

EXHIBIT
NUMBER                                                       EXHIBIT DESCRIPTION


3.2 Certificate of Merger of Loral CyberStar, Inc. into Loral Orion Services, Inc.*

3.3               Merger Agreement between Loral CyberStar, Inc. and Loral Orion
                  Services, Inc.*

3.4 Certificate of Incorporation of the Company and amendments thereto.*

3.5               Amended and Restated Bylaws of the Company.*

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

EXHIBIT
NUMBER                                                       EXHIBIT DESCRIPTION

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

10.12 Restated Definitive Agreement, dated October 29, 1998, by and between Orion and Republic of the Marshall Islands. [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS DOCUMENT.](Incorporated by reference to Exhibit 10.12 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

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

10.17 Orion-Z Spacecraft Purchase Contract, dated May 15, 1998, by and between Loral Orion Services, Inc. and Space Systems/Loral, Inc. and Amendment No. 1 dated December 29, 1998. [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to Exhibit 10.17 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.18 Agreement, dated January 1, 1999, by and between Loral Orion Services, Inc. and Loral Skynet. (Incorporated by reference to
                  Exhibit 10.18 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

EXHIBIT
NUMBER                                                       EXHIBIT DESCRIPTION

10.19 Agreement, dated January 1, 1999, by and between Loral Orion Services, Inc. and Loral Skynet. (Incorporated by reference to
                  Exhibit 10.19 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.20 Lease Agreement dated as of August 18, 1999 by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited (incorporated by reference to Exhibit number
                  99.1 to Current Report on Form 8-K filed on August 23, 1999).

23 None

27 Financial Data Schedule.*

-----------------
* Filed herewith.

     (d) Financial statement schedule - none

                                   SIGNATURES
CORPORATE UPDATE TITLES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LORAL CYBERSTAR, INC.

                                            By:  /s/ W. Neil Bauer
                                                --------------------------------
                                            Title: President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                Title                                Date
     ---------                                -----                                ----

/s/ Bernard L. Schwartz             Chairman of the Board                       March 30, 2000
--------------------------          and Chief Executive  Officer
Bernard L. Schwartz

                                    Director                                    March 30, 2000
--------------------------
George Baker

/s/ Eric J. Zahler                  Executive Vice President                    March 30, 2000
----------------------------        and Director
Eric J. Zahler

/s/ Michael P. DeBlasio             First Senior Vice President                 March 30, 2000
-------------------------           and Director
Michael P. DeBlasio

/s/ Daniel Hirsch                   Director                                    March 30, 2000
--------------------------
Daniel Hirsch

/s/ W. Neil Bauer                   President and Director                      March 30, 2000
--------------------------
W. Neil Bauer

/s/ Richard J. Townsend             Senior Vice President                       March 30, 2000
------------------------            and Chief Financial Officer
Richard J. Townsend                 (Principal Financial Officer)


/s/ Harvey B. Rein                  Vice President and                          March 30, 2000
-------------------------           Controller
Harvey B. Rein                      (Principal Accounting Officer)
