Form 10-Q
period 2000-03-31
LORAL CYBERSTAR INC
filed 2000-05-15
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000



Commission file number 0-22085
                       -------


                              LORAL CYBERSTAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                        52-2008654
-----------------------------------------                  --------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)



2440 Research Boulevard, Suite 400, Rockville, Maryland                 20850
-------------------------------------------------------              ----------
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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            MARCH 31,         DECEMBER 31,
                                                                                              2000                 1999
                                                                                              ----                 ----
                                                                                           (Unaudited)              Note
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                        $         15,965     $         24,117
   Restricted and segregated assets                                                           25,206              187,315
   Accounts receivable (less allowance for doubtful accounts of $3,279
     and $2,257 at March 31, 2000 and December 31, 1999, respectively)                        27,650               16,797
   Prepaid expenses and other current assets                                                  11,793               11,716
   Due from CyberStar L.P.                                                                     8,256                  181
   Due from Space Systems/Loral                                                                  650                   --
                                                                                    ----------------    -----------------
Total current assets                                                                          89,520              240,126

Property and equipment at cost:
   Land                                                                                           74                   74
   Satellite and related equipment                                                           784,362              784,344
   Telecommunications equipment                                                               49,018               44,747
   Furniture and computer equipment                                                           10,198                9,910
                                                                                    ----------------    -----------------
                                                                                             843,652              839,075

Less accumulated depreciation                                                               (109,824)             (88,549)

Satellite construction in progress                                                            17,031               16,951
                                                                                    ----------------    -----------------
Net property and equipment                                                                   750,859              767,477

Costs in excess of net assets acquired                                                       589,342              593,219
Deferred income taxes                                                                         48,451               49,223
Other assets, net                                                                             31,161               34,242
                                                                                    ----------------    -----------------
TOTAL ASSETS                                                                        $      1,509,333    $       1,684,287
                                                                                    ================    =================


----------
Note: The December 31, 1999 balance sheet has been derived from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PAR AMOUNTS)
                                   (CONTINUED)

                                                                                       MARCH 31,          DECEMBER 31,
                                                                                         2000                 1999
                                                                                         ----                 ----
                                                                                      (Unaudited)              Note
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                              $            2,155    $           2,071
   Accounts payable                                                                            4,428                3,098
   Satellite purchase price payable                                                               --              181,928
   Accrued and other current liabilities                                                      13,114               13,995
   Customer deposits                                                                           4,393                9,069
   Deferred revenue                                                                            3,420                2,624
   Interest payable                                                                           10,385               22,842
   Note payable to Loral SpaceCom                                                             83,937               74,114
   Due to Skynet Delaware                                                                     45,232               41,788
   Due to Space Systems/Loral                                                                     13                9,750
                                                                                  ------------------    -----------------
Total current liabilities                                                                    167,077              361,279

Long-term debt                                                                               971,821              963,299
Deferred revenue                                                                               6,352                5,957
Customer deposits                                                                              3,723                   --
Other long-term liabilities                                                                      150                  448
Due to Space Systems/Loral                                                                     5,900                5,900

Commitments and contingencies:
Stockholders' equity:
   Common stock, $.01 par value, 1,000 shares authorized; 100 shares outstanding                  --                   --
   Capital in excess of par value                                                            588,186              544,176
   Unearned compensation                                                                      (1,542)              (1,804)
   Accumulated other comprehensive loss                                                       (1,142)                (824)
   Accumulated deficit                                                                      (231,192)            (194,144)
                                                                                  ------------------    -----------------
Total stockholders' equity                                                                   354,310              347,404
                                                                                  ------------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      1,509,333    $       1,684,287
                                                                                    ================    =================


----------
Note: The December 31, 1999 balance sheet has been derived from the audited consolidated financial statements at that date.



            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    2000              1999
                                                    ----              ----
Service revenue                            $        42,182   $       22,538

Operating expenses:
   Direct                                           16,799            6,631
   Sales and marketing                               5,899            5,902
   Engineering and technical services                2,432            2,197
   General and administrative                        4,996            3,738
   Depreciation and amortization                    26,969           17,541
                                           ---------------   --------------
     Total operating expenses                       57,095           36,009

Loss from operations                               (14,913)         (13,471)

   Interest  income                                  2,381            1,174
   Interest expense                                (23,766)         (13,896)
   Other income                                        212              124
                                           ---------------   --------------

Loss before income taxes                           (36,086)         (26,069)

Income tax (provision) benefit                        (962)           1,834
                                           ---------------   --------------

Net loss                                   $       (37,048) $       (24,235)
                                           ===============  ===============

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                   2000                 1999
                                                                   ----                 ----
OPERATING ACTIVITIES
Net loss                                                    $        (37,048)  $       (24,235)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
   Deferred income tax provision                                         772               412
   Depreciation and amortization                                      26,969            17,541
   Provision for bad debts                                             1,078               406
   Non-cash interest expense                                           9,017             8,210
   Interest earned on restricted assets                               (3,000)               --
Changes in operating assets and liabilities:
   Accounts receivable                                               (15,682)           (3,475)
   Prepaid expenses and other current assets                             (77)              564
   Other assets                                                        1,988            (3,086)
   Accounts payable, accrued liabilities and other
     current liabilities                                                (755)              439
   Interest payable                                                  (12,457)          (12,459)
   Due to Skynet Delaware                                              3,475                --
   Customer deposits                                                    (953)            2,504
   Deferred revenue                                                    2,491                (3)
   Due to Loral SpaceCom                                               9,528                --
   Due from Space System/Loral                                       (10,387)               --
   Due from CyberStar L.P.                                            (8,075)               --
                                                            ----------------   ---------------
Net cash used in operating activities                                (33,116)          (13,182)

INVESTING ACTIVITIES
Increase in restricted and segregated assets                             (64)             (762)
Uses of and transfers from restricted and
  segregated cash                                                    165,174            24,919
Satellite construction costs                                             (80)          (62,819)
Capital expenditures, net                                           (185,331)             (354)
                                                            ----------------   ---------------
Net cash used in investing activities                                (20,301)          (39,016)

FINANCING ACTIVITIES
Gain on sale of orbital slots to Loral                                34,260                --
Equity contributed from Loral                                          9,750                --
Due to Loral                                                              --            37,710
Repayment of senior notes and notes payable                             (332)             (290)
Deferred revenue                                                       2,450                --
Payment of satellite incentive obligations                               (67)              (59)
Other                                                                   (796)           (2,176)
                                                            ----------------   ---------------
Net cash provided by financing activities                             45,265            35,185

Net decrease in cash and cash equivalents                             (8,152)          (17,013)
Cash and cash equivalents at beginning of period                      24,117            35,861
                                                            ----------------   ---------------
Cash and cash equivalents at end of period                  $         15,965  $         18,848
                                                            ================  ================

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

The principal business of Loral CyberStar, Inc. (the "Company" or "Loral CyberStar"), formerly known as Orion Network Systems, Inc., ("Orion" or the "Predecessor Company"), and its subsidiary guarantors is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. Loral CyberStar is organized into two distinct operating segments as follows:

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

     Data Network Services: Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet and Loral CyberStar fleets.

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 2000             1999
                                                 ----             ----
Net loss                                  $         37,048   $         24,235
Cumulative translation adjustment                      318                913
                                          ----------------   ----------------
Comprehensive loss                        $         37,366   $         25,148
                                          ================   ================

EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the merger with Loral and recapitalization of the Company.

NOTE B.  RESTRICTED AND SEGREGATED CASH

As of March 31, 2000, the Company had approximately $25 million of restricted cash for an interest payment on its senior notes on July 15, 2000.

NOTE C.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                               MARCH 31,           DECEMBER 31,
                                                                                 2000                  1999
                                                                                 ----                  ----
Senior notes (including premium of $57.2 million and $58.7 million
  at March 31, 2000 and December 31, 1999, respectively)                     $       500,184       $       501,734
Senior discount notes (principal amount at maturity $484 million and accreted principal amount of $390 million and $378 million at
  March 31, 2000 and December 31, 1999, respectively)                                458,976               448,408
Notes payable - TT&C Facility                                                          3,398                 3,729
Satellite incentive obligations                                                       11,061                11,129
Other                                                                                    357                   370
                                                                             ---------------       ---------------
   Total long-term debt                                                              973,976               965,370
       Less: current portion                                                          (2,155)               (2,071)
                                                                             ---------------       ---------------
   Long-term debt, less current portion                                      $       971,821       $       963,299
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

NOTE D.  NOTE DUE TO LORAL

Loral CyberStar has obtained additional financing (via an intercompany note from Loral SpaceCom,) to complete the construction of its satellite fleet and meet its operating requirements. Borrowings under this note can be made for periods of 1, 2, 3 or 6 months and bear interest at LIBOR (6.06% at March 31, 2000) plus 275 basis points. The intercompany note can be prepaid at any time without penalty and is payable on demand. At March 31, 2000, the outstanding borrowing amount under this intercompany note was $83.9 million (including accrued interest of $5.8 million) and is reflected on the balance sheet as a note payable to Loral SpaceCom.

NOTE E.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for the current year with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses, when such losses are utilized by the consolidated group; otherwise, the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. The Company recorded a net payable under this tax sharing agreement of approximately $0.2 million and a deferred tax provision of $0.8 million, resulting in a total tax provision of $1 million for the three months ended March 31, 2000. The Company's effective tax rate of 2.7% for the three months ended March 31, 2000 differs from the federal statutory benefit rate of 35% primarily due to the tax gain recognized upon transfer of four orbital slots to Loral Space & Communications Corporation and the non-deductible amortization of costs in excess of net asset acquired. The deferred tax asset of $48.5 million as of March 31, 2000 on the accompanying balance sheet arises primarily from the tax effect of the temporary differences between the carrying amount of the senior notes and the senior discount notes payable for financial and income tax purposes.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE F.  SEGMENTS

The Company's two operating segments are Fixed Satellite Services and Data Network Services (see Note A).

In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss.

Summarized financial information concerning the Company's operating segments is as follows (in millions):

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                              FIXED                                 TOTAL
                                            SATELLITE             DATA           REPORTABLE        INTERSEGMENT
                                             SERVICES           SERVICES          SEGMENTS         ELIMINATIONS      CONSOLIDATED
                                             --------           --------          --------         ------------      ------------
Revenue from external customers ......     $        17.4      $       24.8      $       42.2      $          --      $       42.2
Intersegment revenue .................               4.6              --                 4.6               (4.6)               --
                                           -------------      ------------      ------------      -------------      ------------
Gross revenue ........................     $        22.0      $       24.8      $       46.8      $        (4.6)     $       42.2
                                           =============      ============      ============      =============      ============

EBITDA (1)............................     $        14.8      $       (2.8)     $       12.0      $          --      $       12.0
Depreciation and amortization ........              22.5               4.5              27.0                 --              27.0
                                           -------------      ------------      ------------      -------------      ------------
Loss from operations .................     $        (7.7)     $       (7.3)     $      (15.0)     $          --      $      (15.0)
                                           =============      ============      ============      ===========        ============

Total assets  ........................     $     1,429.0      $       80.3      $    1,509.3      $          --      $    1,509.3
                                           =============      ============      ============      =============      ============



                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                              FIXED                                 TOTAL
                                            SATELLITE             DATA           REPORTABLE        INTERSEGMENT
                                             SERVICES           SERVICES          SEGMENTS         ELIMINATIONS      CONSOLIDATED
                                             --------           --------          --------         ------------      ------------
Revenue from external customers ......     $         7.3      $       15.2      $       22.5      $          --      $       22.5
Intersegment revenue .................               1.8              --                 1.8               (1.8)               --
                                           -------------      ------------      ------------      -------------      ------------
Gross revenue ........................     $         9.1      $       15.2      $       24.3      $        (1.8)     $       22.5
                                           =============      ============      ============      =============      ============

EBITDA(1).............................     $         6.3      $       (2.3)     $        4.0      $          --      $        4.0
Depreciation and amortization ........              14.2               3.3              17.5                 --              17.5
                                           -------------      ------------      ------------      -------------      ------------
Loss from operations .................     $        (7.9)     $       (5.6)     $      (13.5)     $          --      $      (13.5)
                                           =============      ============      ============      =============      ============
Total assets  ........................     $     1,349.4      $       72.7      $    1,422.1      $          --      $     1,422.1
                                           =============      ============      ============      =============      ============


(1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE G. COMMITMENTS AND CONTINGENCIES

Telstar 11 (formerly Orion 1) -- In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of useable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of March 31, 2000 and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

Telstar  12  (formerly  Orion 2) - Telstar  12, a high power  satellite  with 38
Ku-band transponders, expands Loral CyberStar's European coverage and extends coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa. Telstar 12 was launched aboard an Ariane launch vehicle in October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral Cyberstar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

Agreements with Loral Skynet -- Loral CyberStar and Loral Skynet, a division of Loral SpaceCom, which in turn is a wholly-owned subsidiary of Loral, have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral CyberStar (i) marketing and sales of satellite capacity services on the Loral CyberStar satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral CyberStar satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral CyberStar is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee.

Litigation -- The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.

NOTE H.  SALE OF Ka-BAND SLOTS

On March 24, 2000, Loral CyberStar entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees W.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection with this transaction, Loral CyberStar also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total sale price for the slots and these agreements was $36.5 million, (of which $34.5 million was received in the first quarter of 2000), which was applied by Loral CyberStar towards the last installment payment on Telstar 10/Apstar IIR. In connection with the sale, the Company recorded a gain of approximately $34 million. Since the sale was to a subsidiary of Loral, the gain was credited directly to equity.

NOTE I.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Management's Narrative Analysis of Results of Operations are not historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Loral CyberStar, Loral or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Loral CyberStar or Loral with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Loral CyberStar or Loral. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should" or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. The forward-looking statements are only predictions, and actual events or results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company has substantial debt; (ii) the Company's debt imposes restrictions and otherwise affects the Company's ability to undertake certain actions; (iii) the Company has funding requirements; (iv) the Company's satellites may fail prematurely; (v) the Company cannot guarantee successful coordination for its satellites; and (vi) the Company faces severe competition. For a detailed discussion of these factors and conditions, please refer to the Company's most recent Annual Report on Form 10-K filed with the SEC.

GENERAL

The principal business of Loral CyberStar, Inc. (the "Company" or "Loral CyberStar"), formerly known as Orion Network Systems, Inc. ("Orion" or the
"Predecessor Company"), and its subsidiaries is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. Loral CyberStar is organized into two distinct operating segments as follows:

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

     Data Network Services: Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet and Loral CyberStar fleets.

Ka-BAND SLOTS

On March 24, 2000, Loral CyberStar entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees W.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection with this transaction, Loral CyberStar also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total sale price for the slots and these agreements was $36.5 million, (of which $34.5 million was received in the first quarter of 2000), which was applied by Loral CyberStar towards the last installment payment on Telstar 10/Apstar IIR.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)

TELSTAR 12

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

TELSTAR 10

To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") all transponder capacity (except for one C-band transponder retained by APT) and existing customer leases on the Apstar IIR satellite for approximately $273 million. In March 2000, the Company made the final payment to APT.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. See Note F to the unaudited condensed consolidated financial statements for additional information on segment results.

OPERATING REVENUES (IN MILLIONS):

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                           1999                2000
                                           ----                ----
Fixed satellite services  ..........    $        22.0     $        9.1
Data services  .....................             24.8             15.2
Intersegment elimination ...........             (4.6)            (1.8)
                                        -------------     ------------
Operating revenues .................    $        42.2     $       22.5
                                        =============     ============



EBITDA(1) (IN  MILLIONS):

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                           2000              1999
                                           ----              ----
Fixed satellite services  ..........    $        14.8     $        6.3
Data services  .....................             (2.8)            (2.3)
                                        -------------     ------------
EBITDA .............................    $        12.0     $        4.0
                                        =============     ============

--------

(1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                  (CONTINUED)

Revenue and Backlog. Total revenues for the three months ended March 31, 2000 and 1999 were $42.2 million and $22.5 million, respectively, an increase of $19.7 million or 88 percent. This increase is primarily attributable to the private communications network services operations, which included the addition of 221 customer sites in service compared to the same period in 1999, the service commencement of Telstar 12 and Telstar 10/Apstar IIR and a one-time equipment sale of $3.3 million.

At March 31, 2000, the Company had backlog (representing future revenues under contract) of approximately $834.8 million compared to $360.1 million at March 31, 1999. Revenue from customer contract backlog is typically earned over two to five years.

Direct Expenses. Direct expenses for the three months ended March 13, 2000, were $16.8 million compared to $6.6 million for the same period in 1999, an increase of $10.2 million or 155 percent. These increases are primarily attributable to Internet access, satellite transponder leasing and terrestrial link charges that support the Worldcast Internet access product ("Worldcast").

Sales and Marketing Expenses. Sales and marketing expenses were $5.9 million for the three months ended March 31, 2000 and 1999.

Engineering and Technical Services Expenses. Engineering and technical services expenses for the three months ended March 31, 2000 were $2.4 million compared to $2.2 million for the same period in 1999.

General and Administrative Expenses. General and administrative expenses were $5.0 million for the three months ended March 31, 2000 compared to $3.7 million for the same period in 1999, an increase of $1.3 million or 35 percent. The increase is associated with additional bad debt costs for the FSS business and recruiting costs for the Data Network Services business.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2000 was $27.0 million compared to $17.5 million for the same period in 1999, an increase of $9.5 million or 54 percent. The increase was primarily due to the acquisition of Telstar 10/Apstar IIR on September 28, 1999 and from Telstar 12 being placed in service in December 1999.

Interest. Interest income was $2.4 million for the three months ended March 31, 2000, compared to $1.2 million for the three months ended March 31, 1999. The increase was primarily due to the interest earned on the increased segregated cash balance in 2000. Interest expense, net of capitalized interest of $0 and $7.3 million, respectively, was $23.8 million for the three months ended March 31, 2000, and $13.9 million for the three months ended March 31, 1999. The increase in interest expense is due to the interest expense on the intercompany debt from Loral SpaceCom and the decrease in capitalized interest in 2000.

Income Taxes. The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for the current year with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses, when such losses are utilized by the consolidated group; otherwise, the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. The Company recorded a net payable under this tax sharing agreement of approximately $0.2 million and a deferred tax provision of $0.8 million, resulting in a total tax provision of $1 million for the three months ended March 31, 2000. The Company's effective tax rate of 2.7% for the three months ended March 31, 2000 differs from the federal statutory benefit rate of 35% primarily due to the tax gain recognized upon transfer of four orbital slots to Loral Space & Communications Corporation and the non-deductible amortization of costs in excess of net asset acquired. The deferred tax asset of $48.5 million as of March 31, 2000 on the accompanying balance sheet arises primarily from the tax effect of the temporary differences between the carrying amount of the senior notes and the senior discount notes payable for financial and income tax purposes.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)

Net Loss. As a result of the above, the Company incurred net losses of $37.0 million and $24.2 million for the three months ended March 2000 and 1999, respectively.

RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

FSS revenue for the three months ended March 31, 2000 was $22.0 million versus $9.1 million for three months ended March 31, 1999. EBITDA for the three months ended March 31, 2000 was $14.8 million, or 67 percent of revenues, versus $6.3 million, or 69 percent of revenues, for the three months ended March 31, 1999.

Data Services

Revenues for the Data Network Services segment for the three months ended March 31, 2000 was $24.8 million versus $15.2 million for the three months ended March 31, 1999. EBITDA for the three months ended March 31, 2000 was a loss of approximately $2.8 million versus a loss of $2.3 million for the three months ended March 31, 1999.

OTHER MATTERS

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

                              LORAL CYBERSTAR, INC.
                                   Registrant


Date:  May 15, 2000           /s /    RICHARD J. TOWNSEND
                         ----------------------------------------
                                   Richard J. Townsend
                        Senior Vice President and Chief Financial Officer
               (Principal Financial Officer and Registrant's Authorized Officer)