Form 10-Q
period 2000-06-30
LORAL CYBERSTAR INC
filed 2000-08-14
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



Commission file number 0-22085
                       -------


                              LORAL CYBERSTAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                52-1564318
-------------------------------                               ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                Identification No.



2440 Research Boulevard, Suite 400, Rockville, Maryland                 20850
-------------------------------------------------------               ----------
      (Address of principal executive offices)                        (Zip Code)


                                  301-258-8101
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2) OF FORM 10-Q.

Part I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                        JUNE 30,          DECEMBER 31,
                                                                                         2000                 1999
                                                                                    ----------------     ----------------
                                                                                      (Unaudited)              Note
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                        $         13,670     $         24,117
   Restricted and segregated cash                                                             25,063              187,315
   Accounts receivable (less allowance for doubtful accounts of $5,812
      and $2,257 at June 30, 2000 and December 31, 1999, respectively)                        54,026               16,797
   Prepaid expenses and other current assets                                                  15,127               11,716
   Due from CyberStar L.P.                                                                     9,282                  181
   Due from Space Systems/Loral                                                                2,360                   --
   Due from Loral Space and Communications Corp.                                                 346                   --
   Due from Loral Communication Services                                                          18                   --
                                                                                    ----------------     ----------------
Total current assets                                                                         119,892              240,126

Property and equipment at cost:
   Land                                                                                           74                   74
   Satellite and related equipment                                                           786,126              784,344
   Telecommunications equipment                                                               52,124               44,747
   Furniture and computer equipment                                                           10,365                9,910
                                                                                    ----------------     ----------------
                                                                                             848,689              839,075

Less accumulated depreciation                                                               (130,980)             (88,549)

Construction in progress                                                                      13,240               16,951
                                                                                    ----------------     ----------------
Net property and equipment                                                                   730,949              767,477

Costs in excess of net assets acquired                                                       585,464              593,219
Deferred income taxes                                                                         47,673               49,223
Other assets, net                                                                             31,809               34,242
                                                                                    ----------------     ----------------

TOTAL ASSETS                                                                        $      1,515,787    $       1,684,287
                                                                                    ================    =================



Note: The December 31, 1999 balance sheet has been derived from the audited consolidated financial statements at that date.


            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PAR AMOUNTS)
                                   (CONTINUED)





                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         2000                 1999
                                                                                  ------------------    -----------------
                                                                                      (Unaudited)              Note
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                              $            2,231    $           2,071
   Accounts payable                                                                            2,728                3,098
   Satellite purchase price payable                                                               --              181,928
   Accrued and other current liabilities                                                      13,261               13,995
   Customer deposits                                                                           5,361                9,069
   Deferred revenue                                                                            5,696                2,624
   Interest payable                                                                           22,842               22,842
   Note payable to Loral SpaceCom                                                             97,477               74,114
   Due to Skynet Delaware                                                                     27,606               41,788
   Due to Space Systems/Loral                                                                     --                9,750
                                                                                  ------------------    -----------------
Total current liabilities                                                                    177,202              361,279

Long-term debt                                                                               980,303              963,299
Deferred revenue                                                                              31,033                5,957
Customer deposits                                                                              4,140                   --
Other long-term liabilities                                                                      150                  448
Due to Space Systems/Loral                                                                     5,900                5,900

Commitments and contingencies:
Stockholders' equity:
   Common stock, $.01 par value, 1,000 shares authorized; 100 shares outstanding                  --                   --
   Capital in excess of par value                                                            589,211              544,176
   Unearned compensation                                                                      (1,397)              (1,804)
   Accumulated other comprehensive loss                                                       (1,460)                (824)
   Accumulated deficit                                                                      (269,295)            (194,144)
                                                                                  ------------------    -----------------
Total stockholders' equity                                                                   317,059              347,404
                                                                                  ------------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      1,515,787    $       1,684,287
                                                                                    ================    =================



Note: The December 31, 1999 balance sheet has been derived from the audited consolidated financial statements at that date.




            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                           --------------------------------        -------------------------------
                                                2000              1999                 2000              1999
                                           ---------------   --------------        --------------   --------------
Revenues                                   $        41,120   $       24,072        $       83,302   $       46,610

Operating expenses:
   Direct                                           16,458            7,566                33,257           14,197
   Sales and marketing                               6,996            6,315                12,895           12,217
   Engineering and technical services                2,660            2,184                 5,092            4,381
   General and administrative                        5,850            3,573                10,846            7,311
   Depreciation and amortization                    26,876           16,362                53,845           33,903
                                           ---------------   --------------        --------------   --------------
     Total operating expenses                       58,840           36,000               115,935           72,009

Loss from operations                               (17,720)         (11,928)              (32,633)         (25,399)

   Interest  income                                    622              897                 3,003            2,071
   Interest expense                                (24,052)         (17,523)              (47,818)         (31,419)
   Other income                                        150              234                   362              358
                                           ---------------   --------------        --------------   --------------

Loss before income taxes                           (41,000)         (28,320)              (77,086)         (54,389)

Income tax benefit                                   2,898              805                 1,936            2,639
                                           ---------------   --------------        --------------   --------------

Net loss                                   $       (38,102) $       (27,515)       $      (75,150)  $      (51,750)
                                           ===============  ===============        ==============   ==============










            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------------
                                                                 2000               1999
                                                            ----------------   ---------------
OPERATING ACTIVITIES
Net loss                                                    $        (75,150)  $       (51,750)
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
   Deferred income tax provision                                       1,550             1,853
   Depreciation and amortization                                      53,845            33,903
   Provision for bad debts                                             2,654             1,353
   Non-cash interest expense                                          18,103            16,483
   Interest earned on restricted assets                               (3,308)               --
   Other                                                                  --               795
Changes in operating assets and liabilities:
   Accounts receivable                                               (39,941)           (2,342)
   Prepaid expenses and other current assets                          (3,411)            1,458
   Other assets                                                          197            (2,942)
   Accounts payable, accrued liabilities and other
      current liabilities                                             (2,308)           44,188
   Due to Skynet Delaware                                            (14,151)               --
   Customer deposits                                                     767               800
   Deferred revenue                                                   28,147               (73)
   Due from Loral Communications Services                                (18)               --
   Due from Space Systems/Loral                                       (2,360)               --
   Due to Space Systems/Loral                                         (9,750)               --
   Due from Loral Space & Communications Corp.                          (346)               --
   Due from CyberStar L.P.                                            (9,101)               --
                                                            ----------------   ---------------
Net cash (used in) provided by operating activities                  (54,481)           43,726

INVESTING ACTIVITIES
Increase in restricted and segregated cash                               (64)           (1,491)
Uses of and transfers from restricted and segregated cash            165,625            24,919
Construction in progress                                             (11,071)         (152,377)
Capital expenditures, net                                           (175,586)           (2,857)
                                                            ----------------   ---------------
Net cash used in investing activities                                (21,096)         (131,806)

FINANCING ACTIVITIES
Gain on sale of orbital slots                                         34,260                --
Equity contributed from Loral                                         10,750            13,033
Increase in note payable to Loral SpaceCom                            23,067            59,655
Repayment of senior notes and notes payable                             (676)             (590)
Payment of satellite incentive obligation                               (136)             (120)
Other                                                                 (2,035)           (3,744)
                                                            ----------------   ---------------
Net cash provided by financing activities                             65,230            68,234

Net decrease in cash and cash equivalents                            (10,447)          (19,846)
Cash and cash equivalents at beginning of period                      24,117            35,861
                                                            ----------------   ---------------
Cash and cash equivalents at end of period                  $         13,670  $         16,015
                                                            ================  ================

Non-cash activities:
   Insurance proceeds receivable for Orion 3                $             --   $       265,606
                                                            ================  ================

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

         Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home services. Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), began managing the Company's Fixed Satellite Services ("FSS") assets effective January 1, 1999.

         Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet and Loral CyberStar fleets.

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):


                                              SIX MONTHS ENDED JUNE 30,
                                            -----------------------------
                                                2000              1999
                                            ------------      -----------
Net loss                                    $     75,150      $    51,750
Cumulative translation adjustment                    636            1,385
                                            ------------      -----------
Comprehensive loss                          $     75,786      $    53,135
                                            ============      ===========


NOTE B.  RESTRICTED AND SEGREGATED CASH

As of June 30, 2000, the Company had approximately $25 million of restricted cash for an interest payment on its senior notes due July 15, 2000.

NOTE C.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2000                  1999
                                                                             ---------------       ---------------
Senior notes (including premium of $55.6 million and $58.7 million
   at June 30, 2000 and December 31, 1999, respectively)                     $       498,623       $       501,734
Senior discount notes (principal amount at maturity $484 million and accreted principal amount of $401 million and $378 million at
   June 30, 2000 and December 31, 1999, respectively                                 469,623               448,408
Notes payable - TT&C Facility                                                          3,054                 3,729
Satellite incentive obligation                                                        10,992                11,129
Other                                                                                    242                   370
                                                                             ---------------       ---------------
   Total debt                                                                        982,534               965,370
       Less current portion                                                           (2,231)               (2,071)
                                                                             ---------------       ---------------
   Long-term debt                                                            $       980,303       $       963,299
                                                                             ===============       ===============

In connection with the merger with Loral, Loral did not assume the Company's outstanding debt. Such debt remains outstanding and is non-recourse to Loral.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE D.  NOTE DUE TO LORAL

Loral CyberStar has obtained additional financing (via an intercompany note from Loral SpaceCom,) to complete the construction of its satellite fleet and meet its operating requirements. Borrowings under this note can be made for periods of 1, 2, 3 or 6 months and bear interest at LIBOR (6.22% at June 30, 2000) plus 275 basis points. The note can be prepaid at any time without penalty and is payable on demand. All borrowings under this note are subject to Loral's approval. At June 30, 2000, the outstanding amount under this note was $97.5 million (including accrued interest of $7.7 million) and is reflected on the balance sheet as a note payable to Loral SpaceCom.

NOTE E.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for the current year with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses, when such losses are utilized by the consolidated group; otherwise, the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. The Company recorded a net receivable under this tax sharing agreement of approximately $3.8 million and $3.6 million, and a deferred tax provision of $0.9 million and $1.7 million, resulting in a net tax benefit of $2.9 million and $1.9 million for the three and six months ended June 30, 2000, respectively. The Company's effective tax rate of 2.5% for the six months ended June 30, 2000 differs from the federal statutory rate of 35% primarily due to the valuation allowance established for the carryforward of the current year tax loss and the non-deductible amortization of costs in excess of net asset acquired. The deferred tax asset of $47.7 million as of June 30, 2000 on the accompanying balance sheet arises primarily from the tax effect of the temporary differences between the carrying amount of the senior notes and the senior discount notes payable for financial and income tax purposes.

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


                        THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                              FIXED                                TOTAL
                                            SATELLITE            DATA           REPORTABLE
                                             SERVICES          SERVICES          SEGMENTS         ELIMINATIONS       CONSOLIDATED
                                           -------------      ------------      ------------      -------------      ------------
Revenue from external customers            $        18.3      $       23.6      $       41.9      $        (0.8)     $       41.1
Intersegment revenue                                 5.6                --               5.6               (5.6)               --
                                           -------------      ------------      ------------      -------------      ------------
Gross revenue                              $        23.9      $       23.6      $       47.5      $        (6.4)     $       41.1
                                           =============      ============      ============      =============      ============
EBITDA (1)                                 $        16.0      $       (6.0)     $       10.0      $        (0.8)     $        9.2
Depreciation and amortization                       22.6               4.3              26.9                 --              26.9
                                           -------------      ------------      ------------      -------------      ------------
Loss from operations                       $        (6.6)     $      (10.3)     $      (16.9)     $        (0.8)     $      (17.7)
                                           =============      ============      ============      =============      ============
Total assets                               $     1,401.8      $      114.0      $    1,515.8      $          --      $    1,515.8
                                           =============      ============      ============      =============      ============



                        THREE MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                              FIXED                               TOTAL
                                            SATELLITE            DATA           REPORTABLE
                                             SERVICES          SERVICES          SEGMENTS         ELIMINATIONS       CONSOLIDATED
                                           -------------      ------------      ------------      ------------       ------------
Revenue from external customers            $         7.5      $       16.6      $       24.1      $          --      $       24.1
Intersegment revenue                                 1.7                --               1.7               (1.7)               --
                                           -------------      ------------      ------------      -------------      ------------
Gross revenue                              $         9.2      $       16.6      $       25.8      $        (1.7)     $       24.1
                                           =============      ============      ============      =============      ============
EBITDA (1)                                 $         4.9      $       (0.5)     $        4.4      $          --      $        4.4
Depreciation and amortization                       12.7               3.7              16.4                 --              16.4
                                           -------------      ------------      ------------      -------------      ------------
Loss from operations                       $        (7.7)     $       (4.2)     $      (11.9)     $          --      $      (11.9)
                                           =============      ============      ============      =============      ============
Total assets                               $     1,419.9      $       68.7      $    1,488.6      $          --      $    1,488.6
                                           =============      ============      ============      =============      ============

-------------------------

(1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                              FIXED                               TOTAL
                                            SATELLITE            DATA           REPORTABLE
                                             SERVICES          SERVICES          SEGMENTS         ELIMINATIONS       CONSOLIDATED
                                           -------------      ------------      ------------      -------------      ------------
Revenue from external customers            $        35.7      $       48.4      $       84.1      $        (0.8)     $       83.3
Intersegment revenue                                10.2                --              10.2              (10.2)               --
                                           -------------      ------------      ------------      -------------      ------------
Gross revenue                              $        45.9      $       48.4      $       94.3      $       (11.0)     $       83.3
                                           =============      ============      ============      =============      ============
EBITDA (1)                                 $        30.9      $       (8.9)     $       22.0      $        (0.8)     $       21.2
Depreciation and amortization                       44.9               8.9              53.8                 --              53.8
                                           -------------      ------------      ------------      -------------      ------------
Loss from operations                       $       (14.0)     $      (17.8)     $      (31.8)     $        (0.8)     $      (32.6)
                                           =============      ============      ============      =============      ============


                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                              FIXED                                TOTAL
                                            SATELLITE            DATA           REPORTABLE
                                             SERVICES          SERVICES          SEGMENTS         ELIMINATIONS      CONSOLIDATED
                                           -------------      ------------      ------------      -------------      ------------
Revenue from external customers            $        14.8      $       31.8      $       46.6      $          --      $       46.6
Intersegment revenue                                 3.5                --               3.5               (3.5)               --
                                           -------------      ------------      ------------      -------------      ------------
Gross revenue                              $        18.3      $       31.8      $       50.1      $        (3.5)     $       46.6
                                           =============      ============      ============      =============      ============
EBITDA (1)                                 $        11.3      $       (2.8)     $        8.5      $          --      $        8.5
Depreciation and amortization                       26.9               7.0              33.9                 --              33.9
                                           -------------      ------------      ------------      -------------      ------------
Loss from operations                       $       (15.6)     $       (9.8)     $      (25.4)     $          --      $      (25.4)
                                           =============      ============      ============      =============      ============

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE G. COMMITMENTS AND CONTINGENCIES

Telstar 11 (formerly Orion 1) -- In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of useable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of June 30, 2000 and would seek to lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

Telstar 12 (formerly Orion 2) -- Telstar 12, a high power satellite with 38 Ku-band transponders, expands Loral CyberStar's European coverage and extends coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa. Telstar 12 was launched aboard an Ariane launch vehicle in October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral CyberStar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and retained the risk of loss. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

Agreements with Loral Skynet -- Loral CyberStar and Loral Skynet have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral CyberStar (i) marketing and sales of satellite capacity services on the Loral CyberStar satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral CyberStar satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral CyberStar is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee.

Litigation -- The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.

NOTE H.  SALE OF Ka-BAND SLOTS

On March 24, 2000, Loral CyberStar entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees W.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection with this transaction, Loral CyberStar also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total sale price for the slots and these agreements was $36.5 million, of which $34.5 million was received in the first quarter of 2000 and applied by Loral CyberStar towards the last installment payment on Telstar 10/Apstar IIR. The remaining $2.0 million was received in the second quarter of 2000. In connection with the sale, the Company recorded a gain of approximately $34 million. Since the sale was to a subsidiary of Loral, the gain was credited directly to equity.

NOTE I.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Management's Narrative Analysis of Results of Operations are not historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Loral CyberStar, Loral or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Loral CyberStar or Loral with the Securities and Exchange Commission ("SEC"), press releases or oral statements made by or with the approval of an authorized executive officer of Loral CyberStar or Loral. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should" or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. The forward-looking statements are only predictions, and actual events or results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company has substantial debt; (ii) the Company's debt imposes restrictions and otherwise affects the Company's ability to undertake certain actions; (iii) the Company has funding requirements; (iv) the Company's satellites may fail prematurely; (v) the Company cannot guarantee successful coordination for its satellites; and (vi) the Company faces severe competition. For a detailed discussion of these factors and conditions, please refer to the Company's most recent Annual Report on Form 10-K filed with the SEC.

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

         Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home services. Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), began managing the Company's Fixed Satellite Services ("FSS") assets effective January 1, 1999.

         Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity on the Loral Skynet and Loral CyberStar fleets.

Ka-BAND SLOTS

On March 24, 2000, Loral CyberStar entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees W.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection with this transaction, Loral CyberStar also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The sale price for the slots and these agreements was $36.5 million, of which $34.5 million was received in the first quarter of 2000 and applied by Loral CyberStar towards the last installment payment on Telstar 10/Apstar IIR. The remaining $2.0 million was received in the second quarter of 2000.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)

COMMITMENTS AND CONTINGENCIES

Telstar 11 (formerly Orion 1) -- In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of useable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of June 30, 2000 and would seek to lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

Telstar 12 (formerly Orion 2) -- Telstar 12, a high power satellite with 38 Ku-band transponders, expands Loral CyberStar's European coverage and extends coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa. Telstar 12 was launched aboard an Ariane launch vehicle in October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral CyberStar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and retained the risk of loss. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

Agreements with Loral Skynet -- Loral CyberStar and Loral Skynet have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral CyberStar (i) marketing and sales of satellite capacity services on the Loral CyberStar satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral CyberStar satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral CyberStar is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee.

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

OPERATING REVENUES (IN MILLIONS):

                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  JUNE 30,                              JUNE 30,
                                        ------------------------------         ------------------------------
                                            2000              1999                2000               1999
                                        -------------     ------------         ------------      ------------
Fixed satellite services                $        23.9     $        9.2         $       45.9      $       18.3
Data services                                    23.6             16.6                 48.4              31.8
Eliminations                                     (6.4)            (1.7)               (11.0)             (3.5)
                                        -------------     ------------         ------------      ------------
Operating revenues                      $        41.1     $       24.1         $       83.3      $       46.6
                                        =============     ============         ============      ============

EBITDA (1) (IN  MILLIONS):

                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  JUNE 30,                              JUNE 30,
                                        ------------------------------         ------------------------------
                                            2000              1999                2000               1999
                                        -------------     ------------         ------------      ------------
Fixed satellite services                $        16.0     $        4.9         $       30.9      $       11.3
Data services                                    (6.0)            (0.5)                (8.9)             (2.8)
Eliminations                                     (0.8)              --                 (0.8)               --
                                        -------------     ------------         ------------      ------------
EBITDA                                  $         9.2     $        4.4         $       21.2      $        8.5
                                        =============     ============         ============      ============

--------
(1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                  (CONTINUED))

Revenue and Backlog. Total revenues for the three months ended June 30, 2000 and June 30, 1999 were $41.1 million and $24.1 million, respectively. Total revenues for the six months ended June 30, 2000 and June 30, 1999 were $83.3 million and $46.6 million, respectively. These increases are primarily attributable to improved results in the private communications network services operations, which added 221 and 244 customer sites for the three and six months ended June 30, 2000, as compared to the same periods in 1999, the service commencement of Telstar 12 and Telstar 10/Apstar IIR after the second quarter of 1999; and an equipment sale of $3.3 million in the first quarter of 2000.

At June 30, 2000, the Company had backlog (representing future revenues under contract) of approximately $891.8 million compared to $261.7 million at June 30, 1999. Revenue from customer contract backlog is typically earned over two to five years.

Direct Expenses. Direct expenses for the three months ended June 30, 2000 were $16.5 million compared to $7.6 million for the same period in 1999. Direct expenses for the six months ended June 30, 2000 and June 30, 1999 were $33.3 million and $14.2 million, respectively. These increases are primarily attributable to Internet access, satellite transponder leasing and terrestrial link charges that support the Worldcast Internet access product , increase in in-orbit satellite insurance for Telstar 12 and Telstar 10/Apstar IIR and the cost of equipment related to an equipment sale in the first quarter of 2000.

Sales and Marketing Expenses. Sales and marketing expenses were $7.0 million for the three months ended June 30, 2000, as compared to $6.3 million for the same period in 1999. Sales and marketing expenses for the six months ended June 30, 2000 and June 30, 1999 were $12.9 million and $12.2 million, respectively. These increases are related to travel expenses associated with sales and marketing initiatives.

Engineering and Technical Services Expenses. Engineering and technical services expenses for the three months ended June 30, 2000 were $2.7 million compared to $2.2 million for the same period in 1999. Engineering and technical expenses for the six months ended June 30, 2000 and June 30, 1999 were $5.1 million and $4.4 million, respectively.

General and Administrative Expenses. General and administrative expenses were $5.9 million for the three months ended June 30, 2000 compared to $3.6 million for the same period in 1999. General and administrative expenses for the six months ended June 30, 2000 and June 30, 1999 were $10.8 million and $7.3 million, respectively. These increases are associated with additional bad debt costs for the FSS business and recruiting costs for the Data Services business.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2000 was $26.9 million compared to $16.4 million for the same period in 1999. Depreciation and amortization expense for the six months ended June 30, 2000 and June 30, 1999 was $53.8 million and $33.9 million, respectively. These increases were primarily due to the acquisition of Telstar 10/Apstar IIR on September 28, 1999 and from Telstar 12 being placed in service in December 1999.

Interest. Interest income was $0.6 million for the three months ended June 30, 2000, compared to $0.9 million for the three months ended June 30, 1999. Interest income for the six months ended June 30, 2000 and June 30, 1999 was $3.0 million and $2.1 million, respectively. Interest expense was $24.1 million for the three months ended June 30, 2000, and $17.5 million, net of capitalized interest of $3.8 million, for the three months ended June 30, 1999. Interest expense for the six months ended June 30, 2000 was $47.8 million and for the six months ended June 30, 1999 was $31.4 million, net of capitalized interest of $11.1 million. The increase in interest expense is primarily due to the interest expense on the intercompany debt from Loral SpaceCom and the decrease in capitalized interest in 2000.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                  (CONTINUED))

Income Taxes. The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for the current year with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses, when such losses are utilized by the consolidated group; otherwise, the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. The Company recorded a net receivable under this tax sharing agreement of approximately $3.8 million and $3.6 million, and a deferred tax provision of $0.9 million and $1.7 million, resulting in a net tax benefit of $2.9 million and $1.9 million for the three and six months ended June 30, 2000, respectively. The Company's effective tax rate of 2.5% for the six months ended June 30, 2000 differs from the federal statutory rate of 35% primarily due to the valuation allowance established for the carryforward of the current year tax loss and the non-deductible amortization of costs in excess of net asset acquired. The deferred tax asset of $47.7 million as of June 30, 2000 on the accompanying balance sheet arises primarily from the tax effect of the temporary differences between the carrying amount of the senior notes and the senior discount notes payable for financial and income tax purposes.

Net Loss. As a result of the above, the Company incurred net losses of $38.1 million and $27.5 million for the three months ended June 30, 2000 and 1999, respectively. Net losses for the six months ended June 30, 2000 and 1999 were $75.2 million and $51.8 million, respectively.

RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

FSS revenue for the three months ended June 30, 2000 was $23.9 million versus $9.2 million for the three months ended June 30, 1999. FSS revenue for the six months ended June 30, 2000 was $45.9 million versus $18.3 million for the six months ended June 30, 1999. EBITDA for the three months ended June 30, 2000 was $16.0 million, or 67 percent of revenues, versus $4.9 million, or 53 percent of revenues, for the three months ended June 30, 1999. EBITDA for the six months ended June 30, 2000 was $30.9 million, or 67 percent of revenues, versus $11.3 million or 62 percent of revenues, for the six months ended June 30, 1999. These increases were due in part to the service commencement of Telstar 12 and Telstar 10/Apstar IIR after the second quarter of 1999.

Data Services

Revenues for the Data Services segment for the three months ended June 30, 2000 was $23.6 million versus $16.6 million for the three months ended June 30, 1999. Data Services revenues for the six months ended June 30, 2000 and 1999 were $48.4 million and $31.8 million, respectively. These increases were mainly due to the added customer sites in 2000, as compared to 1999. EBITDA for the six months ended June 30, 2000 was a loss of $8.9 million versus a loss of $2.8 million for the six months ended June 30, 1999. EBITDA for the three months ended June 30, 2000 was a loss of approximately $6.0 million versus a loss of $0.5 million for the three months ended June 30, 1999. The increases in EBITDA losses in 2000 were due in part to the increased costs in connection with the expansion of the business.

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





                                                 LORAL CYBERSTAR, INC.
                                          --------------------------------------
                                                       Registrant


Date:  August 14, 2000                      /s/    Richard J. Townsend
                                          --------------------------------------
                                                   Richard J. Townsend
                                                Senior Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer
                                           and Registrant's Authorized Officer)