Form 10-Q
period 2000-09-30
LORAL CYBERSTAR INC
filed 2000-11-14
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



Commission file number 0-22085
                       -------


                              LORAL CYBERSTAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                                       52-1564318
--------------------------------                                       ------------------
(State or other jurisdiction of                                         (I.R.S. Employer
 incorporation or organization)                                        Identification No.)


2440 Research Boulevard, Suite 400, Rockville, Maryland                       20850
-------------------------------------------------------                 -----------------
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

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR AMOUNTS)

                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                          2000                 1999
                                                                      ---------------     --------------
                                                                       (Unaudited)              Note
                            ASSETS

Current assets:
   Cash and cash equivalents                                            $    26,468          $   24,117
   Restricted and segregated cash                                                --             187,315
   Accounts receivable, net                                                  24,995              16,797
   Prepaid expenses and other current assets                                 12,481              11,716
   Due from Loral companies                                                   2,000                 181
                                                                      ---------------     --------------
Total current assets                                                         65,944             240,126

Property and equipment, net                                                 713,165             767,477
Costs in excess of net assets acquired                                      581,588             593,219
Deferred income taxes                                                        46,865              49,223
Other assets, net                                                            31,105              34,242
                                                                      ---------------     --------------
TOTAL ASSETS                                                            $ 1,438,667          $1,684,287
                                                                      ===============     ==============

                LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of long-term debt                                    $     2,366          $    2,071
   Accounts payable                                                           4,262               3,098
   Satellite purchase price payable                                              --             181,928
   Accrued and other current liabilities                                     14,153              13,995
   Customer deposits                                                          6,466               9,069
   Deferred revenue                                                          17,889               2,624
   Interest payable                                                          10,385              22,842
   Note payable to Loral SpaceCom                                            97,491              74,114
   Due to Loral companies                                                     4,124              51,538
                                                                      ---------------     --------------
Total current liabilities                                                   157,136             361,279

Long-term debt                                                              989,151             963,299
Deferred revenue                                                                 --               5,957
Customer deposits                                                             4,642                  --
Other long-term liabilities                                                     125                 448
Due to Space Systems/Loral                                                    5,900               5,900

Commitments and contingencies
Stockholder's equity:
   Common stock, $.01 par value                                                  --                  --
   Capital in excess of par value                                           588,198             544,176
   Unearned compensation                                                       (204)             (1,804)
   Accumulated other comprehensive loss                                      (1,981)               (824)
   Accumulated deficit                                                     (304,300)           (194,144)
                                                                      ---------------     --------------
Total stockholder's equity                                                  281,713             347,404
                                                                      ---------------     --------------
TOTAL LIABILITIES AND STOCKHOLDER'S  EQUITY                              $1,438,667          $1,684,287
                                                                      ===============     ==============

----------------------
Note: The December 31, 1999 balance sheet has been derived from audited consolidated financial statements at that date.


            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                            ----------------------------    ----------------------------
                                               2000            1999             2000             1999
                                            -----------    -------------    -------------     ----------
Revenues                                      $  43,517        $  25,168        $ 126,819       $ 71,778

Operating expenses:
   Direct                                        15,250            9,900           48,507         24,097
   Sales and marketing                            5,416            5,581           18,311         17,798
   Engineering and technical services             2,663            2,436            7,755          6,817
   General and administrative                     5,771            3,482           16,617         10,793
   Depreciation and amortization                 27,108           17,741           80,953         51,644
                                            -----------    -------------    -------------     ----------
     Total operating expenses                    56,208           39,140          172,143        111,149

Loss from operations                            (12,691)         (13,972)         (45,324)       (39,371)

   Interest  income                                 340            2,182            3,343          4,253
   Interest expense                             (24,754)         (19,434)         (72,572)       (50,853)
   Other income                                     152               88              514            446
                                            -----------    -------------    -------------     ----------

Loss before income taxes                        (36,953)         (31,136)        (114,039)       (85,525)

Income tax benefit (provision)                    1,946             (486)           3,882          2,153
                                            -----------    -------------    -------------     ----------
Net loss                                      $ (35,007)      $  (31,622)       $(110,157)      $(83,372)
                                            ===========    =============    =============     ==========



            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                           -----------------------------------
                                                                 2000               1999
                                                           ---------------      --------------
OPERATING ACTIVITIES

Net loss                                                      $  (110,157)       $   (83,372)
Non-cash items:
   Deferred income tax provision                                    2,358              3,168
   Depreciation and amortization                                   80,953             51,644
   Provision for bad debts                                          4,117              1,969
   Non-cash interest expense                                       27,552             25,088
   Interest earned on restricted assets                            (3,518)              (970)
   Other                                                               65                795
Changes in operating assets and liabilities:
   Accounts receivable                                             15,147             (5,164)
   Prepaid expenses and other current assets                         (765)            (5,341)
   Other assets                                                        43             (5,028)
   Accounts payable, accrued liabilities and other
    current liabilities                                               118             (2.014)
   Interest payable                                               (12,457)           (12,456)
   Customer deposits                                                2,040              1,984
   Deferred revenue                                               (18,214)              (142)
   Due from Loral companies                                        (2,000)                --
   Due to Loral companies                                         (37,452)                --
   Due to Space Systems/Loral                                      (9,750)                --
                                                           ---------------      --------------
Net cash used in operating activities                             (61,920)           (29,839)

INVESTING ACTIVITIES

Increase in restricted and segregated cash                            (64)            (1,920)
Uses of and transfers from restricted and
 segregated cash                                                  190,898            143,879
Property and equipment, net                                      (190,269)          (276,978)
                                                           ---------------      --------------
Net cash  provided by (used in) investing activities                  565           (135,019)

FINANCING ACTIVITIES

Gain on sale of orbital slots                                      34,260                 --
Equity contributed from Loral                                      10,750             51,561
Increase in note payable to Loral SpaceCom                         23,081             96,247
Repayment of senior notes and notes payable                        (1,031)              (902)
Payment of satellite incentive obligation                            (207)              (181)
Other                                                              (3,147)            (1,208)
                                                           ---------------      --------------
Net cash provided by financing activities                          63,706            145,517

Net increase (decrease) in cash and cash equivalents                2,351            (19,341)
Cash and cash equivalents at beginning of period                   24,117             35,861
                                                           ---------------      --------------
Cash and cash equivalents at end of period                    $    26,468        $    16,520
                                                           ===============      ==============

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

     Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, Internet access and transmission, business television, distance learning and direct-to-home services. Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), manages the Company's Fixed Satellite Services ("FSS") assets.

     Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity primarily on the Loral Skynet and Loral CyberStar fleets.

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------
                                                2000               1999
                                           --------------     --------------
Net loss                                     $  110,157        $    83,372
Cumulative translation adjustment                 1,157              1,095
                                           --------------     --------------
Comprehensive loss                           $  111,314        $    84,467
                                           ==============     ==============

NOTE B.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                     2000                1999
                                                                 ---------------    -------------
Senior  notes  (including  premium of $54.0  million  and
  $58.7  million at September 30, 2000 and December 31,
  1999 respectively)                                                $  497,005        $ 501,734
Senior discount notes (principal amount
  at maturity $484 million and accreted principal amount
  of $414 million and $378 million at September 30, 2000
  and December 31, 1999, respectively)                                 480,690          448,408
Notes payable - TT&C Facility                                            2,699            3,729
Satellite incentive obligation                                          10,921           11,129
Other                                                                      202              370
                                                                 ---------------    -------------
   Total debt                                                          991,517          965,370
       Less current portion                                             (2,366)          (2,071)
                                                                 ---------------    -------------
   Long-term debt                                                   $  989,151        $ 963,299
                                                                 ===============    =============


In connection with the Company's merger with a subsidiary of Loral, Loral did not assume the Company's outstanding debt. Such debt remains outstanding and is non-recourse to Loral.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE C.  NOTE PAYABLE TO LORAL

Loral CyberStar has obtained additional financing (via an intercompany note from Loral SpaceCom) to complete the construction of its satellite fleet and meet its operating requirements. Borrowings under this note can be made for periods of 1, 2, 3 or 6 months and bear interest at LIBOR (6.72% at September 30, 2000) plus 275 basis points. The note can be prepaid at any time without penalty and is payable on demand. All borrowings under this note are subject to Loral's approval. At September 30, 2000, the outstanding amount under this note was $97.5 million (including accrued interest of $10.1 million) and is reflected on the balance sheet as a note payable to Loral SpaceCom.

NOTE D.  DUE (TO) FROM LORAL COMPANIES

Due from Loral companies consist of the following (in thousands):

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           2000              1999
                                                       -------------      ------------
Due from Space Systems/Loral                             $    1,327         $      --
Due from Loral Space and Communications Corp.                   608                --
Due from Loral Communications Services                           65                --
Due from CyberStar L.P.                                          --               181
                                                       -------------      ------------
                                                         $    2,000         $     181
                                                       =============      ============

Due to Loral companies consist of the following (in thousands):

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         2000              1999
                                                    --------------     --------------
Due to Space Systems/Loral                             $       --         $    9,750
Due to Loral Skynet                                         4,052             41,788
Due to CyberStar L.P.                                          72                 --
                                                    --------------     --------------
                                                       $    4,124         $   51,538
                                                    ==============     ==============

NOTE E.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for the current year with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses, when such losses are utilized by the consolidated group; otherwise, the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. The Company has a net receivable under this tax sharing agreement of approximately $2.8 million and $6.4 million, and a deferred tax provision of $0.8 million and $2.4 million, resulting in a net tax benefit of $1.9 million and $3.9 million for the three and nine months ended September 30, 2000, respectively. The Company's effective tax rate of 3.4 percent for the nine months ended September 30, 2000 differs from the federal statutory rate of 35 percent primarily due to the valuation allowance established for the carryforward of the current year tax loss and the non-deductible amortization of costs in excess of net assets acquired. The deferred tax asset of $46.9 million as of September 30, 2000 on the accompanying consolidated balance sheet arises primarily from the tax effect of the temporary differences between the carrying amount of the senior notes and the senior discount notes payable for financial and income tax purposes.

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

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                           FIXED                      TOTAL
                                         SATELLITE      DATA        REPORTABLE
                                         SERVICES     SERVICES       SEGMENTS      ELIMINATIONS   CONSOLIDATED
                                        -----------  ----------    -----------     ------------   ------------
Revenue from external customers           $   21.5     $  22.6      $     44.1      $   (0.6)      $    43.5
Intersegment revenue                           7.6         0.6             8.2          (8.2)             --
                                        -----------  ----------    -----------     ------------   ------------
Gross revenue                             $   29.1     $  23.2      $     52.3      $   (8.8)      $    43.5
                                        ===========  ==========    ===========     ============   ============
EBITDA (1)                                $   22.3     $  (7.3)     $     15.0      $   (0.6)      $    14.4
Depreciation and amortization                 22.5         4.6            27.1            --            27.1
                                        -----------  ----------    -----------     ------------   ------------
Loss from operations                      $   (0.2)    $ (11.9)     $    (12.1)     $   (0.6)      $   (12.7)
                                        ===========  ==========    ===========     ============   ============
Total assets                              $1,359.5     $  79.2      $  1,438.7      $     --       $ 1,438.7
                                        ===========  ==========    ===========     ============   ============

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                           FIXED                    TOTAL
                                         SATELLITE       DATA     REPORTABLE
                                          SERVICES     SERVICES    SEGMENTS     ELIMINATIONS    CONSOLIDATED
                                         ---------    ---------   ----------    ------------    ------------
Revenue from external customers          $     8.1    $   17.1     $   25.2      $    --          $   25.2
Intersegment revenue                           1.8          --          1.8         (1.8)               --
                                         ---------    ---------   ----------    ------------    ------------
Gross revenue                            $     9.9    $   17.1     $   27.0      $  (1.8)         $   25.2
                                         =========    =========   ==========    ============    ============
EBITDA (1)                               $     6.1    $   (2.4)    $    3.7      $    --          $    3.7
Depreciation and amortization                 13.7         4.0         17.7           --              17.7
                                         ---------    ---------   ----------    ------------    ------------
Loss from operations                     $    (7.6)   $   (6.4)    $  (14.0)     $    --          $  (14.0)
                                         =========    =========   ==========    ============    ============
Total assets                             $ 1,608.5    $   71.4     $1,679.9      $    --          $1,679.9
                                         =========    =========   ==========    ============    ============

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

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                      FIXED                       TOTAL
                                     SATELLITE        DATA      REPORTABLE
                                     SERVICES       SERVICES     SEGMENTS    ELIMINATIONS   CONSOLIDATED
                                     ---------      --------    ----------   ------------   ------------
Revenue from external customers       $  57.2       $  71.0       $ 128.2       $  (1.4)        $ 126.8
Intersegment revenue                     17.8           0.6         18.4          (18.4)             --
                                     ---------      --------    ----------   ------------   ------------
Gross revenue                         $  75.0       $  71.6       $ 146.6       $ (19.8)        $ 126.8
                                     =========      ========    ==========   ============   ============
EBITDA(1)                             $  53.2       $ (16.2)      $  37.0       $  (1.4)        $  35.6
Depreciation and amortization            67.4          13.5          80.9            --            80.9
                                     ---------      --------    ----------   ------------   ------------
Loss from operations                  $ (14.2)      $ (29.7)      $ (43.9)      $  (1.4)        $ (45.3)
                                     =========      ========    ==========   ============   ============


                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                        FIXED                  TOTAL
                                      SATELLITE      DATA     REPORTABLE
                                       SERVICES    SERVICES   SEGMENTS    ELIMINATIONS    CONSOLIDATED
                                     ----------   ---------   ----------  ------------    ------------
Revenue from external customers      $  22.9      $  48.9      $  71.8      $   --          $  71.8
Intersegment revenue                     5.3         --            5.3        (5.3)              --
                                     ----------   ---------   ----------  ------------    ------------
Gross revenue                        $  28.2      $  48.9      $  77.1      $ (5.3)         $  71.8
                                     ==========   =========   ==========  ============    ============
EBITDA(1)                            $  17.4      $  (5.1)     $  12.3      $   --          $  12.3
Depreciation and amortization           40.6         11.0         51.6          --             51.6
                                     ----------   ---------   ----------  ------------    ------------
Loss from operations                 $ (23.2)     $ (16.1)     $ (39.3)     $   --          $ (39.3)
                                     ==========   =========   ==========  ============    ============

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE G. COMMITMENTS AND CONTINGENCIES

Telstar 11 (formerly Orion 1) -- In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of useable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of September 30, 2000 and would seek to lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

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

Based upon its current expectations for growth, Loral CyberStar anticipates it will have additional funding requirements over the next three years to fund the streaming media investment, the purchase of VSATs, senior note interest payments, other capital expenditures and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness for money borrowed. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

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

     Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, Internet access and transmission, business television, distance learning and direct-to-home services. Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), manages the Company's Fixed Satellite Services ("FSS") assets.

     Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity primarily on the Loral Skynet and Loral CyberStar fleets.

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


COMMITMENTS AND CONTINGENCIES

Telstar 11 (formerly Orion 1) -- In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of useable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of September 30, 2000 and would seek to lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

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

Based upon its current expectations for growth, Loral CyberStar anticipates it will have additional funding requirements over the next three years to fund the streaming media investment, the purchase of VSATs, senior note interest payments, other capital expenditures and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness for money borrowed. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. See Note E to the unaudited condensed consolidated financial statements for additional information on segment results.

OPERATING REVENUES (IN MILLIONS):

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                 ----------------------   ---------------------
                                     2000      1999          2000       1999
                                 ----------  ----------   ---------   ---------
Fixed satellite services         $   29.1     $  9.9      $   75.0      $ 28.2
Data services                        23.2       17.1          71.6        48.9
Eliminations                         (8.8)      (1.8)        (19.8)       (5.3)
                                 ----------  ----------   ---------   ---------
Operating revenues               $   43.5     $ 25.2      $  126.8      $ 71.8
                                 ==========  ==========   =========   =========


EBITDA(1) (IN  MILLIONS):

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                 ----------------------   ---------------------
                                     2000      1999          2000       1999
                                 ----------  ----------   ---------   ---------
Fixed satellite services           $ 22.3      $ 6.1       $  53.2      $ 17.4
Data services                        (7.3)      (2.4)        (16.2)       (5.1)
Eliminations                         (0.6)        --          (1.4)         --
                                 ----------  ----------   ---------   ---------
EBITDA                             $ 14.4      $ 3.7       $  35.6      $ 12.3
                                 ==========  ==========   =========   =========

-----------------------------
1 EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                  (CONTINUED))

Revenue and Backlog. Total revenues for the three months ended September 30, 2000 and September 30, 1999 were $43.5 million and $25.2 million, respectively. Total revenues for the nine months ended September 30, 2000 and September 30, 1999 were $126.8 million and $71.8 million, respectively. These increases are primarily attributable to improved results in the private communications network services operations, which added 236 and 216 customer sites for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, the service commencement of Telstar 12 and Telstar 10/Apstar IIR after the third quarter of 1999; and an equipment sale of $3.3 million in the first quarter of 2000.

At September 30, 2000, the Company had backlog (representing future revenues under contract) of approximately $1,069.8 million compared to $479.7 million at September 30, 1999. Revenue from customer contract backlog is typically earned over two to five years.

Direct Expenses. Direct expenses for the three months ended September 30, 2000 and September 30,1999 were $15.3 million and $9.9 million, respectively. Direct expenses for the nine months ended September 30, 2000 and September 30, 1999 were $48.5 million and $24.1 million, respectively. These increases are primarily attributable to Internet access, satellite transponder leasing and terrestrial link charges that support the Worldcast Internet access product, increased in-orbit satellite insurance associated with Telstar 12 and Telstar 10/Apstar IIR and the cost of equipment related to an equipment sale in the first quarter of 2000.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2000 and September 30,1999 were $5.4 million and $5.6 million, respectively. Sales and marketing expenses for the nine months ended September 30, 2000 and September 30, 1999 were $18.3 million and $17.8 million, respectively.

Engineering and Technical Services Expenses. Engineering and technical services expenses for the three months ended September 30, 2000 and September 30, 1999 were $2.7 million and $2.4 million, respectively. Engineering and technical expenses for the nine months ended September 30, 2000 and September 30, 1999 were $7.8 million and $6.8 million, respectively. These increases relate to additional headcount to support the Internet services product line.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2000 and September 30,1999 were $5.8 and $3.5 million, respectively. General and administrative expenses for the nine months ended September 30, 2000 and September 30, 1999 were $16.6 million and $10.8 million, respectively. These increases primarily relate to additional bad debt costs for the FSS segment, expenses relating to streaming media services and recruiting costs for the data services segment.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2000 and September 30, 1999 were $27.1 million and $17.7 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2000 and September 30, 1999 were $80.9 million and $51.6 million, respectively. These increases were primarily due to the acquisition of Telstar 10/Apstar IIR on September 28, 1999 and from Telstar 12 being placed in service in December 1999.

Interest. Interest income for the three months ended September 30, 2000 and September 30, 1999 was $0.3 million and $2.2 million, respectively. Interest income for the nine months ended September 30, 2000 and September 30, 1999 was $3.3 million and $4.3 million, respectively. Interest expense was $24.8 million for the three months ended September 30, 2000, and $19.4 million, net of capitalized interest of $4.8 million, for the three months ended September 30, 1999. Interest expense was $72.6 million for the nine months ended September 30, 2000, and $50.9 million, net of capitalized interest of $15.9 million, for the nine months ended September 30, 1999. The increase in interest expense is primarily due to the interest expense on the intercompany debt from Loral SpaceCom and the decrease in capitalized interest in 2000.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                  (CONTINUED))


Income Taxes. The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for the current year with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses, when such losses are utilized by the consolidated group; otherwise, the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. The Company has a net receivable under this tax sharing agreement of approximately $2.8 million and $6.4 million, and a deferred tax provision of $0.8 million and $2.4 million, resulting in a net tax benefit of $1.9 million and $3.9 million for the three and nine months ended September 30, 2000, respectively. The Company's effective tax rate of 3.4 percent for the nine months ended September 30, 2000 differs from the federal statutory rate of 35 percent primarily due to the valuation allowance established for the carryforward of the current year tax loss and the non-deductible amortization of costs in excess of net assets acquired. The deferred tax asset of $46.9 million as of September 30, 2000 on the accompanying consolidated balance sheet arises primarily from the tax effect of the temporary differences between the carrying amount of the senior notes and the senior discount notes payable for financial and income tax purposes.

Net Loss. As a result of the above, the Company incurred net losses of $35.0 million and $31.6 million for the three months ended September 30, 2000 and 1999, respectively. Net losses for the nine months ended September 30, 2000 and 1999 were $110.2 million and $83.4 million, respectively.

RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

FSS revenue for the three months ended September 30, 2000 was $29.1 million versus $9.9 million for the three months ended September 30, 1999. FSS revenue for the nine months ended September 30, 2000 was $75.0 million versus $28.2 million for the nine months ended September 30, 1999. EBITDA for the three months ended September 30, 2000 was $22.3 million, or 77 percent of revenues, versus $6.1 million, or 62 percent of revenues, for the three months ended September 30, 1999. EBITDA for the nine months ended September 30, 2000 was $53.2 million, or 71 percent of revenues, versus $17.4 million or 62 percent of revenues, for the nine months ended September 30, 1999. These increases were due in part to the faster than expected loading of Telstar 12 and Telstar 10/Apstar IIR after the third quarter of 1999 and the intercompany leasing charges to data services for capacity.

Data Services

Revenues for the Data Services segment for the three months ended September 30, 2000 was $23.2 million versus $17.1 million for the three months ended September 30, 1999. Data Services revenues for the nine months ended September 30, 2000 and 1999 were $71.6 million and $48.9 million, respectively. These increases were mainly due to the added customer sites in 2000, as compared to 1999. EBITDA for the three months ended September 30, 2000 was a loss of $7.3 million versus a loss of $2.4 million for the three months ended September 30, 1999. EBITDA for the nine months ended September 30, 2000 was a loss of approximately $16.2 million versus a loss of $5.1 million for the nine months ended September 30, 1999. The increases in EBITDA losses in 2000 were primarily due to the increased direct costs from both third party and intercompany leasing activities incurred in connection with the expansion of the business.

OTHER MATTERS

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                  (CONTINUED))


the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its review of the impact that the adoption of SFAS 133 will have, however, based on its evaluation to date, the Company does not believe that it will have a significant effect on its earnings or financial position. The Company is required to adopt SFAS 133 on January 1, 2001.

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



                                          LORAL CYBERSTAR, INC.
                                          ---------------------
                                                Registrant


Date:  November 13, 2000               /s/ RICHARD J. TOWNSEND
                                     -------------------------------------
                                              Richard J. Townsend
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer
                                      and Registrant's Authorized Officer)