Form 10-K
period 2000-12-31
LORAL CYBERSTAR INC
filed 2001-04-02
CIK 1029850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 Commission file number 0-22085


                              LORAL CYBERSTAR, INC.

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

                    (Address of principal executive offices )


                                  301-258-8101

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

The number of shares of common stock, par value $.01 per share of the registrant outstanding as of March 15, 2001 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2) OF FORM 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Loral CyberStar, Inc. ("Loral CyberStar" or the "Company"), formerly known as Orion Network Systems, Inc. ("Orion") prior to its acquisition on March 20, 1998 by Loral Space & Communications Ltd. ("Loral"), is a provider of satellite-based communications services, providing Fixed Satellite Services, including video distribution and other satellite transmission services, and Data Network Services, including managed data network services and Internet services. Loral CyberStar believes that demand for satellite-based communications services will continue to grow due to accelerating demand for high speed data services, growing demand for Internet and intranet services, especially outside the United States, worldwide deregulation and continuing technological advancement.

BUSINESS SEGMENTS

     Loral CyberStar operates in the following two segments:

Fixed Satellite Services

     Loral CyberStar, through its ownership of three high power geostationary satellites, and with agreements with Loral Skynet, a division of Loral SpaceCom Corporation, provides transmission capacity to cable and television programmers, news and information networks, telecommunications companies, Internet service providers ("ISPs") and other carriers for a variety of applications. Customers include HBO, Disney, Cable & Wireless and United Pan Europe Communications. A majority of the Company's transmission capacity services consist of video services. The Company generally offers transmission capacity services under long term contracts and also offers occasional use services for periods of up to a few hundred hours.

     Telstar 11 (formerly known as Orion 1), a high power satellite with 34 Ku-band transponders, commenced operations in January 1995, and provides coverage to 34 European countries, much of the United States and parts of Canada, Mexico and North Africa.

     Telstar 12 (formerly known as Orion 2), a high power satellite with 38 Ku-band transponders, expands Loral CyberStar's European coverage and extends coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa. Telstar 12 was launched in October 1999 into 15 degrees W.L. and commenced revenue generating operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral CyberStar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and has retained risk of loss. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral CyberStar continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

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

     Loral CyberStar has full use of 27 C-band and 16 Ku-band transponders aboard Apstar IIR for the remaining life of the satellite. Located at 76.5 degrees E.L., Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75 percent of the world's population. Under the purchase agreement, Loral CyberStar will also have the option to lease replacement satellites from APT upon the end of life of Apstar IIR. In November 1999, the satellite was renamed Telstar 10/Apstar IIR.

     In March 2000, Loral CyberStar entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees W.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection with this transaction, Loral CyberStar also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total purchase price for the slots and these agreements was $36.5 million, which was applied by Loral CyberStar towards the last installment payment on Telstar 10/Apstar IIR. This assignment was approved by the Federal Communications Commission on December 11, 2000.

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

     Based on Internet standards, Loral CyberStar's multicast solution enables content providers, businesses and ISPs to package, manage, and broadcast content
- including text, audio, video, graphics, pictures, animation software - to end users around the world. By using the Loral and third party satellites, Loral CyberStar can achieve efficiencies for its customers by transmitting data once to multiple locations within a satellite's coverage area rather than to each location individually as is necessary with terrestrial connections.

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

     Loral CyberStar also recently began beta trials for its streaming media services with a select group of corporate customers. Loral CyberStar believes that with the technical advantages inherent in satellite delivery, streaming media service will be a valuable addition to its service offering to its customers.

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

     Following the Merger, the capital stock of Orion ceased to be publicly traded. However, the Company continues to have registered bonds outstanding, which are non-recourse to Loral, and thus continues to have filing requirements with the Securities and Exchange Commission.

     The foregoing description of the Merger does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, filed as Exhibits 2.1 and 2.2 to Registration Statement No. 333-46407 on Form S-4.

AGREEMENTS WITH LORAL SKYNET

     Loral CyberStar and Loral Skynet, a division of Loral SpaceCom Corporation, which in turn is a wholly-owned subsidiary of Loral, entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral CyberStar (i) marketing and sales of satellite capacity services on the Loral CyberStar satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral CyberStar satellite network (the "Technical Services", and together with the Sales Services, the "Services"). The Company is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee. Loral CyberStar believes it has achieved cost efficiencies in connection with the Loral Skynet Agreements.

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

                                        TELSTAR 10/APSTAR IIR           TELSTAR 11                 TELSTAR 12
                                        ---------------------           ----------                 ----------
Region Covered...................     China, Japan, Korea,       Europe, Southeastern      Eastern U.S.,
                                      India, Hawaii,             Canada, U.S., east of     Southeastern Canada,
                                      Southeast Asia,            the Rockies and parts     Europe, Commonwealth of
                                      Australia, New Zealand,    of Mexico                 Independent States,
                                      Eastern Russia and                                   Middle East, North
                                      Oceania                                              Africa, Latin America and
                                                                                           South Africa

Satellite Manufacturer...........     Space Systems/Loral        MMS Space Systems         Space Systems/Loral
                                                                 (subsidiary of Matra
                                                                 Marconi Space)

Ku-Band Transponders (1)(2)......     14@54 MHz                  28@54 MHz                 38@54 MHz
                                      2@36 MHz                   6@36 MHz

C-Band Transponders (1) (3)......     25@36 MHz                  --                        --
                                      2@30 MHz

Usable Bandwidth (4).............     1788 MHz                   1728 MHz                  2052 MHz

EIRP (5).........................     44 - 52 dBW                47  - 52 dBW              47 - 50 dBW
                                      30 - 37 dBW
                                      for C-band returns

Total Prime Power (6)............     8500 Watts                 4500 Watts                7000 Watts

Expected End of Useful Life (7)..     2012                       2005                      2015

Approximate Percentage of World
Population Covered by Satellite (8)   75%                        17.9%                     27%

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

     In-orbit insurance for its satellites may not protect the Company against business interruption, loss or delay of revenues and similar losses and may not fully reimburse the Company for its expenditures.

EMPLOYEES

     As of December 31, 2000, Loral CyberStar and its subsidiaries had 290 full time employees, none of whom are subject to collective bargaining agreements. Management believes its relations with employees are good.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company, Loral or their representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company or Loral with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company or Loral. Forward-looking statements are only predictions. Actual events or results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below. The Company undertakes no obligation to update any forward-looking statements.

THE COMPANY HAS SUBSTANTIAL DEBT.

     As of December 31, 2000, the Company had approximately $1.11 billion of debt, including $107.9 million of a note payable to Loral SpaceCom. The Company's Senior Notes and Senior Discount Notes, which both mature in 2007, are non-recourse to Loral.

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

THE COMPANY'S DEBT IMPOSES RESTRICTIONS AND OTHERWISE AFFECTS THE COMPANY'S ABILITY TO UNDERTAKE CERTAIN ACTIONS.

     The indentures relating to the Company's Senior Notes contain restrictions, which among other things, limit the Company's ability to incur other indebtedness, create liens, make investments, sell assets and engage in mergers and consolidations. In addition, the level of the Company's indebtedness adversely affects:

o the Company's ability to pay expenses and fund its expenditures, which will be affected by the Company's need to use a substantial amount of its cash flow to service existing indebtedness.

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

AFTER LAUNCH, THE COMPANY'S SATELLITES REMAIN VULNERABLE TO IN-ORBIT FAILURE, WHICH MAY RESULT IN UNINSURED LOSSES.

     Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Satellites are carefully built and tested and have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

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

     The Company's Telstar 10/Apstar IIR satellite has experienced minor losses of power from its solar arrays. Space Systems/Loral ("SS/L") is currently investigating the cause of these failures. Although, to date, Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that it will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of Telstar 10/Apstar IIR would result in a loss of revenue and customers to the Company. This investigation is in its very early stages and not all relevant information is now known. Based upon information currently available, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations to the Company.

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

     Regulatory authorities in the various jurisdictions in which the Company operates can modify, withdraw or impose charges or conditions upon the licenses which we need, and so increase the Company's cost of doing business. The regulatory process also requires potentially costly negotiations with third parties operating or intending to operate satellites at or near orbital locations where the Company places its satellites so that the frequencies of the satellites do not interfere. For example, as part of the Company's coordination effort on Telstar 12, the Company agreed to provide four transponders on Telstar 12 to Eutelsat for the life of the satellite and has retained risk of loss. The Company also granted Eutelsat the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. Moreover, the Company, as part of this international coordination process, continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced. The Company cannot guarantee successful frequency coordination for its satellites.

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

     The Company's data business also faces competition from providers of land-based data communications services, such as cable operators, digital subscriber line, or DSL, providers, wireless local loop providers and traditional telephone service providers. In addition, the Company may face competition in the future from proposed satellite systems, including Teledesic Corporation's proposed system and Hughes' Spaceway system. The Company faces continued price pressures from fiber competitors for its Internet services.

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

LAUNCH FAILURES MAY DELAY SOME OF OUR OPERATIONS IN THE FUTURE.

     Satellite launches are risky and launch attempts have ended in failure. The Company ordinarily insures against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. The Company's insurance typically does not cover business interruption, and so both launch failures and in-orbit satellite failures result in uninsured losses. Replacement of a lost satellite typically requires up to 24 months from the time a contract is executed until the launch date of the replacement satellite.

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

THERE ARE RISKS IN CONDUCTING BUSINESS INTERNATIONALLY.

     Much of the Company's business is conducted outside the United States, which imposes more risks. The Company could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Customers outside of the developed world could have difficulty in obtaining the U.S. dollars they owe the Company as a result of exchange controls. Additionally, exchange rate fluctuations may adversely affect the ability of the Company's customers to pay in U.S. dollars. Moreover, if the Company were ever to need to pursue legal remedies against its foreign customers and business partners, it may have to sue them abroad, where it could be hard for the Company to enforce its rights.

ITEM 2.  PROPERTIES.

     Loral CyberStar owns seven acres of land in Mt. Jackson, Virginia and leases approximately 86,000 square feet for office space worldwide. Management believes that the facilities are sufficient for its current operations.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     Omitted pursuant to General Instruction I of Form 10-K.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     Except for the historical information contained herein, the matters discussed in this Management's Narrative Analysis of Results of Operations are not historical facts, but are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Loral CyberStar, Loral or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Loral CyberStar or Loral with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Loral CyberStar or Loral. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should" or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. The forward-looking statements are only predictions, and actual events or results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company has substantial debt; (ii) the Company's debt imposes restrictions and otherwise affects the Company's ability to undertake certain actions; (iii) the Company has funding requirements; (iv) the Company's satellites may fail prematurely; (v) the Company cannot guarantee successful frequency coordination for its satellites; and (vi) the Company faces severe competition. The Company undertakes no obligation to update any forward-looking statements.

GENERAL

     The principal business of Loral CyberStar, Inc. (the "Company" or "Loral CyberStar"), formerly known as Orion Network Systems, Inc. ("Orion" or "Predecessor Company"), and its subsidiary guarantors is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. Loral CyberStar is organized into two distinct operating segments as follows (see Note 7 to the consolidated financial statements):

         Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home services ("DTH"). Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space and Communications, Ltd. ("Loral"), manages the Company's Fixed Satellite Services ("FSS") segment.

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

     The Company's Fixed Satellite Services revenues are principally generated from long-term contracts or occasional use services for transmission capacity services.

     The Company's Data Services revenues are principally generated from two to five year contracts for delivery of communications services derived principally from recurring monthly fees from its customers. The revenues from each contract vary, depending upon the type of service, amount of capacity, data handling ability of the network, the number of very small aperture terminals ("VSATs") (which generally are owned by the Company), value-added services and other factors. Substantially all of the Company's contracts are denominated in U.S. dollars. The Company begins to record revenues under its contracts upon service commencement by its customers.

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

     The Company's direct cost of services includes principally (i) costs relating to the installation, maintenance and licensing of VSAT earth stations at its customers' premises; (ii) satellite lease payments for transponder capacity (for services outside of the Loral CyberStar satellite network footprint); (iii) in-orbit insurance premiums; and (iv) personnel costs and travel related to the telemetry, tracking and control facility ("TT&C"), network monitoring, network design and similar activities. Regarding TT&C costs, the Company and Loral Skynet, have entered into agreements (the "Loral Skynet Agreements") effective on January 1, 1999, whereby Loral Skynet provides to Loral CyberStar (i) marketing and sales of satellite capacity services on the Loral CyberStar satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral CyberStar satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral CyberStar is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee. Loral CyberStar believes it has achieved cost efficiencies in connection with the Loral Skynet Agreements. Loral Skynet currently provides the Services for its own Telstar satellite network and Technical Services for other third parties. Sales and marketing expenses consist of salaries, sales commissions (including commissions to third party sales representatives), travel and promotional expenses.

SATELLITE NETWORK

     Telstar 11 (formerly Orion 1). Telstar 11, a high power satellite with 34 Ku-band transponders, commenced operations in January 1995, and provides coverage to 34 European countries, much of the United States and parts of Canada, Mexico and North Africa.

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

     Orion 3. On May 4, 1999, the Orion 3 satellite was placed into a lower-than-expected orbit after its launch on a Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes, achieved an orbit well below the planned final altitude and cannot be used for its intended purpose. The satellite and launch were fully insured for approximately $266 million, which was received in 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under the agreement with DACOM, the amount prepaid was refunded in July 1999.

     Telstar  10/Apstar  IIR. To replace Orion 3, on September  28, 1999,  Loral
Asia Pacific Satellite (HK) Limited ("Loral CyberStar HK"), a subsidiary of Loral CyberStar, purchased from APT Satellite Company Limited ("APT") the rights to all transponder capacity (except for one C-band transponder retained by APT) and existing customer leases on the Apstar IIR satellite, and renamed the satellite Telstar 10/Apstar IIR, for approximately $273 million. Telstar 10/Apstar IIR, which was manufactured by SS/L, was launched in October 1997 and as of September 28, 1999, had an expected remaining useful life of 13 years. Loral CyberStar HK has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Located at 76.5 degrees E.L., Telstar 10/Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75 percent of the world's population. Under the purchase agreement, Loral CyberStar HK will also have the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR.

RESULTS OF OPERATIONS

     On March 20, 1998, Orion was acquired by Loral Space & Communications Ltd., through the merger (the "Merger") of Loral Satellite Corporation, a wholly owned subsidiary of Loral, with and into Orion. Loral consummated the acquisition by issuing 18 million shares of its common stock and assuming existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. Orion was the surviving corporation of the Merger and thereby became a subsidiary of Loral. At the effective date of the Merger, Loral contributed its investment in Orion to Loral Space & Communications Corporation, a wholly owned subsidiary of Loral, and Orion changed its name to "Loral Orion Network Systems, Inc." The name was subsequently further changed to "Loral CyberStar, Inc." Following the Merger, the capital stock of Orion ceased to be publicly traded. However, the Company continues to have registered bonds outstanding, which are non-recourse to Loral, and thus continues to have filing requirements with the Securities and Exchange Commission. On December 31, 1999, Loral CyberStar, Inc. merged with and into Loral Orion Services, Inc. and on the same date Loral Orion Services, Inc. changed its name to Loral CyberStar, Inc.

     For accounting purposes, the Merger was accounted for as of March 31, 1998 using the purchase method. Accordingly, the consolidated balance sheets reflect the push-down of the purchase price allocations. The purchase price represented $447.7 million in excess of the Company's net book value, which was primarily allocated to cost in excess of net assets acquired of $620.4 million and a fair value adjustment of $153.4 million to increase the carrying value of the Company's Senior Notes and Senior Discount Notes.

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discusses the results of Loral CyberStar for the years ended December 31, 2000 and 1999.

OPERATING REVENUES  (IN MILLIONS):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1999              2000
                                                        ----              ----
Fixed Satellite Services ...................           $109.4            $ 42.8
Data Services ..............................            106.7              69.2
Eliminations ...............................            (28.9)             (7.1)
                                                       ------            ------

Operating revenues .........................           $187.2            $104.9
                                                       ======            ======


EBITDA (1) (IN MILLIONS):

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1999              2000
                                                         ----              ----
Fixed Satellite Services .....................           $81.9            $21.9
Data Services ................................           (14.8)            (8.3)
Eliminations .................................            (2.9)              --
                                                         -----            -----

EBITDA .......................................           $64.2            $13.6
                                                         =====            =====

----------------
     (1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

     Revenues for the year ended December 31, 2000 and 1999 were $187.2 million and $104.9 million, respectively, an increase of $82.3 million or 78 percent. This increase was primarily attributable to the faster than expected loading of Telstar 12 and Telstar 10/Apstar IIR, improved results in the private communications network services operations, which added 209 customer sites for the year ended December 31, 2000 as compared to the same period in 1999 and a contract termination settlement with a customer.

     At December 31, 2000, the Company had an external contracted backlog (representing future revenues under customer contracts) of approximately $930.2 million compared to $628.5 million at December 31, 1999, an increase of 48 percent. Revenue from contracted backlog is typically earned over two to five years.

     Direct expenses for 2000 were $64.9 million compared to $38.7 million for 1999. This increase was primarily attributable to increased lease costs of third party transponder capacity, Internet access, in-orbit satellite insurance for Telstar 12 and Telstar 10/Apstar IIR, and terrestrial link charges incurred to support the Data Services segment.

     Sales and marketing expenses were $25.8 million for 2000, as compared to $25.0 million for 1999.

     Engineering and technical services expenses for 2000 were $10.9 million compared to $9.2 million for 1999, an increase of $1.7 million or 18 percent. This increase is primarily due to additional salaries associated with support of the Data Services operations.

     General and administrative expenses were $21.3 million for the year ended December 31, 2000, compared to $18.4 million for the same period in 1999, an increase of $2.9 million or 16 percent. The increase was attributable to legal and other costs in support of the Company's operations in 2000.

     Depreciation and amortization was $107.7 million for 2000 compared to $75.8 million for 1999, an increase of $31.9 million or 42 percent. The increase was primarily due to the acquisition of the Telstar 10/Apstar IIR satellite in September 1999 and placing the Telstar 12 satellite into service in December 1999.

     Interest income was $4.2 million for 2000, compared to $7.3 million for 1999. The decrease in interest income was due to a reduction in the balances held in the Company's restricted and segregated funds, which was used for satellite acquisition and for interest payments on the Company's Senior Notes. Interest expense for the years ended December 31, 2000 and 1999 was $97.2 million and $69.8 million, respectively, net of capitalized interest of $0 million and $20.3 million, respectively. The increase was primarily due to the decrease in capitalized interest and interest incurred on loans from Loral.

     The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2000 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by Loral Space & Communications Corporation. For the year ended December 31, 2000, the Company recorded a current income tax benefit of approximately $3.1 million under this tax sharing agreement (a receivable from Loral Space & Communications Corporation) and a deferred tax provision of $4.2 million.

RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

     Fixed Satellite Services revenue for 2000 was $109.4 million versus $42.8 million in 1999. EBITDA on the same basis was $81.9 million in 2000, or 75 percent of revenues, versus EBITDA of $21.9 million, or 51 percent of revenues in 1999. These increases are due to the faster than expected loading of Telstar 12 and Telstar 10/Apstar IIR and the leasing revenues to Data Services for capacity.

Data Services

     Data Services revenue for 2000 was $106.7 million versus $69.2 million in 1999. This increase is mainly due to the added customer sites in 2000 and $12.0 million resulting from a contract termination settlement with a customer. EBITDA for 2000 was a loss of approximately $14.8 million versus a loss of $8.3 million in 1999. The increase in EBITDA loss is primarily due to the increased direct costs from both third party and intercompany leasing activities incurred in connection with the expansion of the business.

     See Note 7 to the consolidated financial statements for additional information on segment results.

ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. They key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. There was no effect on the Company's consolidated financial position due to adoption of this standard.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, was effective for the Company in the fourth quarter of 2000 and clarified the SEC's views on U.S. GAAP relating to revenue recognition in financial statements. The requirements of SAB No. 101 did not have a significant impact on the Company's consolidated financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest

     As of December 31, 2000 and 1999, the fair value of the Company's long-term debt was estimated to be $285 million and $556 million, respectively, using quoted market prices, for the Company's Senior Notes and Senior Discount Notes. As of December 31, 2000 and 1999, the long-term debt carrying value exceeded fair value by $716 million and $409 million, respectively. Market rate risk on debt is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in the interest rates and amounted to $9 million and $8 million, for 2000 and 1999, respectively.

ITEM 8.

INDEPENDENT AUDITORS' REPORT

To the Stockholder of Loral Cyberstar, Inc.:

We have audited the accompanying consolidated balance sheets of Loral Cyberstar, Inc. (formerly Loral Orion, Inc.) and its subsidiaries (collectively, the Successor Company), a wholly owned subsidiary of Loral Space & Communications Corporation, as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2000 and 1999 and the nine months ended December 31, 1998. We have also audited the consolidated statements of operations, stockholders' equity and cash flows of Orion Network Systems, Inc. and its subsidiaries (collectively, the Predecessor Company) for the three months ended March 31, 1998. These financial statements are the responsibility of the Successor and Predecessor Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loral Cyberstar, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the nine months ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company's consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the three months ended March 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Successor Company adopted a new accounting basis effective March 31, 1998 in connection with a change of ownership and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, depreciation, amortization and interest charges in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999 and the nine months ended December 31, 1998, are not comparable to the results presented for the three months ended March 31, 1998.

DELOITTE & TOUCHE LLP

San Jose, CA
February 15, 2001

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR AMOUNTS)

                                                                                        DECEMBER 31,
                                                                        --------------------------------------------
                                                                              2000                        1999
                                                                        -----------------           ----------------
                                ASSETS

Current assets:
  Cash and cash equivalents                                              $       37,169              $       24,117
  Restricted and segregated cash                                                     --                     187,315
  Accounts receivable, net                                                       22,204                      16,797
  Prepaid expenses and other current assets                                       8,218                      11,716
  Due from Loral companies                                                        9,545                         181
                                                                        -----------------           ----------------
Total current assets                                                             77,136                     240,126

Property and equipment, net                                                     702,311                     767,477
Cost in excess of net assets acquired, net                                      577,710                     593,219
Deferred tax assets                                                              44,982                      49,223
Other assets, net                                                                26,810                      34,242
                                                                        -----------------           ----------------

TOTAL ASSETS                                                              $    1,428,949             $    1,684,287
                                                                        =================           ================

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt                                       $        2,551             $        2,071
  Accounts payable                                                                 7,368                      3,098
  Satellite purchase price payable                                                    --                    181,928
  Accrued and other current liabilities                                           11,366                     13,995
  Customer deposits                                                                7,062                      9,069
  Deferred revenue                                                                 5,691                      2,624
  Interest payable                                                                22,846                     22,842
  Note payable to Loral SpaceCom                                                 107,866                     74,114
  Due to Loral companies                                                           4,495                     51,538
                                                                        -----------------           ----------------
Total current liabilities                                                        169,245                    361,279

Long-term debt                                                                   997,991                    963,299
Customer deposits                                                                  5,413                         --
Deferred revenue                                                                     998                      5,957
Other long-term liabilities                                                          125                        448
Due to Space Systems/Loral                                                            --                      5,900

Commitments and contingencies:
Stockholder's equity:
  Common stock, $.01 par value; 1,000 shares authorized;
    100 shares outstanding at December 31, 2000 and 1999                              --                         --
  Capital in excess of par value                                                 588,197                    544,176
  Accumulated deficit                                                           (331,562)                  (194,144)
  Unearned compensation                                                               --                     (1,804)
  Accumulated other comprehensive loss                                            (1,458)                      (824)
                                                                        -----------------           ----------------
Total stockholder's equity                                                       255,177                    347,404
                                                                        -----------------           ----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $     1,428,949             $    1,684,287
                                                                        =================           ================

                 See notes to consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                                  THREE MONTHS
                                                           YEAR ENDED DECEMBER 31,         NINE MONTHS               ENDED
                                                         ---------------------------          ENDED              MARCH 31, 1998
                                                            2000              1999       DECEMBER 31, 1998     PREDECESSOR COMPANY
                                                         ---------         ---------     -----------------     -------------------
Revenues                                                 $ 187,190         $ 104,882         $  64,608             $  18,790

Operating expenses:
  Direct                                                    64,887            40,752            19,906                 6,406
  Sales and marketing                                       25,824            24,955            19,365                 5,790
  Engineering and technical services                        10,894             9,167             6,486                 1,898
  General and administrative                                21,344            16,416            10,834                 3,707
  Depreciation and amortization                            107,733            75,783            51,434                12,483
  Merger costs                                                  --                --               612                12,145
                                                         ---------         ---------         ---------             ---------
Total operating expenses                                   230,682           167,073           108,637                42,429
                                                         ---------         ---------         ---------             ---------

Loss from operations                                       (43,492)          (62,191)          (44,029)              (23,639)

  Interest income                                            4,157             7,335             9,299                 5,425
  Interest expense                                         (97,223)          (69,776)          (46,439)              (21,190)
  Other income (expense)                                       270               100               167                  (287)
                                                         ---------         ---------         ---------             ---------

Loss before income taxes                                  (136,288)         (124,532)          (81,002)              (39,691)

Income tax (expense) benefit                                (1,130)           10,357             1,033                    --
                                                         ---------         ---------         ---------             ---------

Net loss                                                  (137,418)         (114,175)          (79,969)              (39,691)

Preferred stock dividend, net of forfeitures                    --                --                --                 1,387
                                                         ---------         ---------         ---------             ---------

Net loss attributable to common stockholders             $(137,418)        $(114,175)        $ (79,969)            $ (38,304)
                                                         =========         =========         =========             =========




                 See notes to consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)



                                                             COMMON STOCK
                                                          ------------------
                                                                               CAPITAL IN
                                                           NUMBER              EXCESS OF   ACCUMULATED   TREASURY      UNEARNED
                                                          OF SHARES   AMOUNT   PAR VALUE     DEFICIT       STOCK     COMPENSATION
                                                          ---------   ------   ---------     -------       -----     ------------
 Balance at January 1, 1998 (Predecessor Company)           15,959    $ 160    $ 153,294    $(199,256)   $     (91)   $      --
   Issuance of common stock                                     14       --          246           --           --           --
   Conversion of preferred stock                             5,739       57       69,831           --           --           --
   Conversion of debentures                                  3,572       36       49,964           --           --           --
   Issuance of common stock for interest payments              184        2        2,577           --           --           --
   Issuance of common stock for preferred stock
      Dividend payments                                        316        3        5,455           --           --           --
   Exercise of stock options and warrants                      165        2        1,638           --           --           --
   Employee stock purchase plan                                 20       --          292           --           --           --
   Preferred stock dividends and accretion, net of
      forfeiture                                                --       --           --        1,387           --           --
   Recapitalization related to purchase by Loral           (25,969)    (260)     195,215      237,560           91       (4,512)
   Increase purchase price                                      --       --        3,491           --           --           --
   Net loss for the three months ended March 31, 1998           --       --           --      (39,691)          --           --
   Other comprehensive loss                                     --       --           --           --           --           --
   Comprehensive loss                                           --       --           --           --           --           --
                                                            ------    -----    ---------    ---------    ---------    ---------
 Balance at March 31, 1998                                      --       --      482,003           --           --       (4,512)
   Amortization of unearned compensation                        --       --           --           --           --          953
   Stock option forfeitures                                     --       --         (212)          --           --          212
   Net loss for the nine months ended December 31, 1998         --       --           --      (79,969)          --           --
   Other comprehensive income                                   --       --           --           --           --           --
   Comprehensive loss                                           --       --           --           --           --           --
                                                            ------    -----    ---------    ---------    ---------    ---------
 Balance at December 31, 1998                                   --       --      481,791      (79,969)          --       (3,347)
   Amortization of unearned compensation                        --       --           --           --           --        1,543
   Loral Space and Communications capital contribution          --       --       62,385           --           --           --
   1999 net loss                                                --       --           --     (114,175)          --           --
   Other comprehensive loss                                     --       --           --           --           --           --
   Comprehensive loss                                           --       --           --           --           --           --
                                                            ------    -----    ---------    ---------    ---------    ---------
 Balance at December 31, 1999                                   --       --      544,176     (194,144)          --       (1,804)
  Amortization of unearned compensation                         --       --           --           --           --          815
  Stock option forfeitures                                      --       --         (989)          --           --          989
  Loral Space and Communications capital contribution           --       --       45,010           --           --           --
  2000 net loss                                                 --       --           --     (137,418)          --           --
  Other comprehensive loss                                      --       --           --           --           --           --
  Comprehensive loss                                            --       --           --           --           --           --
                                                            ------    -----    ---------    ---------    ---------    ---------
Balance at December 31, 2000                                    --    $  --    $ 588,197    $(331,562)   $      --    $      --
                                                            ======    =====    =========    =========    =========    =========

                                                             ACCUMULATED
                                                                OTHER            TOTAL
                                                            COMPREHENSIVE     STOCKHOLDER'S
                                                            INCOME (LOSS)   EQUITY (DEFICIT)
                                                            -------------   ----------------
 Balance at January 1, 1998 (Predecessor Company)             $    (956)       $ (46,849)
   Issuance of common stock                                          --              246
   Conversion of preferred stock                                     --           69,888
   Conversion of debentures                                          --           50,000
   Issuance of common stock for interest payments                    --            2,579
   Issuance of common stock for preferred stock
      Dividend payments                                              --            5,458
   Exercise of stock options and warrants                            --            1,640
   Employee stock purchase plan                                      --              292
   Preferred stock dividends and accretion, net of
      forfeitures                                                    --            1,387
   Recapitalization related to purchase by Loral                  1,473          429,567
   Increase purchase price                                           --            3,491
   Net loss for the three months ended March 31, 1998                --               --
   Other comprehensive loss                                        (517)              --
   Comprehensive loss                                                --          (40,208)
                                                              ---------        ---------
 Balance at March 31, 1998                                           --          477,491
   Amortization of unearned compensation                             --              953
   Stock option forfeitures                                          --               --
   Net loss for the nine months ended December 31, 1998              --               --
   Other comprehensive income                                       616               --
   Comprehensive loss                                                --          (79,353)
                                                              ---------        ---------
 Balance at December 31, 1998                                       616          399,091
   Amortization of unearned compensation                             --            1,543
   Loral Space and Communications capital contribution               --           62,385
   1999 net loss                                                     --               --
   Other comprehensive loss                                      (1,440)              --
   Comprehensive loss                                                --         (115,615)
                                                              ---------        ---------
 Balance at December 31, 1999                                      (824)         347,404
  Amortization of unearned compensation                              --              815
  Stock option forfeitures                                           --               --
  Loral Space and Communications capital contribution                --           45,010
  2000 net loss                                                      --               --
  Other comprehensive loss                                         (634)              --
  Comprehensive loss                                                 --         (138,052)
                                                              ---------        ---------
Balance at December 31, 2000                                  $  (1,458)       $ 255,177
                                                              =========        =========

                 See notes to consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                   THREE MONTHS
                                                                                                                       ENDED
                                                                                                   NINE MONTHS       MARCH 31,
                                                                    YEAR ENDED DECEMBER 31,           ENDED            1998
                                                                  --------------------------       DECEMBER 31,     PREDECESSOR
                                                                     2000             1999             1998           COMPANY
                                                                  ---------        ---------        ---------        ---------
OPERATING ACTIVITIES
Net loss                                                          $(137,418)       $(114,175)       $ (79,969)       $ (39,691)
Non-cash items:
  Deferred income tax provision                                       4,241            4,692            3,771               --
  Depreciation and amortization                                     107,733           75,783           51,434           13,092
  Provision for bad debts                                             3,266            3,304            1,325              150
  Non-cash interest expense                                          37,075           33,758           21,325           10,070
  Interest earned on restricted cash                                 (3,518)          (2,292)          (3,575)          (1,431)
  Other                                                                  --               --             (291)           1,644
  Loss on obsolescence of assets                                         --            1,758               --               --
Changes in operating assets and liabilities:
  Accounts receivable                                                (8,673)          (4,809)          (3,578)          (1,408)
  Prepaid expenses and other current assets                           3,498           (7,417)            (502)             693
  Other assets                                                        3,365          (15,619)          (1,352)             201
  Accounts payable, accrued liabilities and other
    current liabilities                                               1,641            9,805           (1,367)          (2,186)
  Interest payable                                                        4               --           12,403          (12,510)
  Customer deposits                                                   3,406            1,172            5,071               23
  Deferred revenue                                                   (1,892)           6,196           10,768              297
  Due from Loral companies                                           (9,364)            (181)          (3,619)              --
  Due to Loral companies                                            (47,043)           6,205               --               --
  Due to Space Systems/Loral                                         (5,900)           9,750               --               --
                                                                  ---------        ---------        ---------        ---------
Net cash provided by (used in) operating activities                 (49,579)           7,930           11,844          (31,056)

INVESTING ACTIVITIES
Increase in restricted and segregated cash                              (64)          (2,942)         (15,321)          (3,198)
Use and transfers from restricted and segregated cash               190,898          156,380          273,960           35,938
Property and equipment                                             (206,468)        (307,524)        (284,096)         (18,380)
                                                                  ---------        ---------        ---------        ---------
Net cash provided by (used in) investing activities                 (15,634)        (154,086)         (25,457)          14,360

FINANCING ACTIVITIES
Proceeds from sale of orbital slots to Loral, net                    34,260               --               --               --
Equity contributed from Loral                                        10,750           62,385               --               --
Increase in note payable to Loral SpaceCom                           35,752           77,733               --               --
Proceeds from issuance of common stock, net of
  issuance costs                                                         --               --               --            2,117
Repayment of notes payable                                           (1,398)          (1,223)          (2,815)            (254)
Payment of satellite incentive obligation                              (280)            (246)          (2,580)            (324)
Other                                                                  (819)          (4,237)           1,068           (1,051)
                                                                  ---------        ---------        ---------        ---------
Net cash provided by (used in) financing activities                  78,265          134,412           (4,327)             488
                                                                  ---------        ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents                 13,052          (11,744)         (17,940)         (16,208)
Cash and cash equivalents at beginning of period                     24,117           35,861           53,801           70,009
                                                                  ---------        ---------        ---------        ---------
Cash and cash equivalents at end of period                        $  37,169        $  24,117        $  35,861        $  53,801
                                                                  =========        =========        =========        =========

                 See notes to consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

     The principal business of Loral CyberStar, Inc. (the "Company" or "Loral CyberStar"), formerly known as Orion Network Systems, Inc. ("Orion" or the "Predecessor Company"), and its subsidiary guarantors is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. Loral CyberStar is organized into two distinct operating segments as follows (see Note 7):

     Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space and Communications Ltd. ("Loral"), manages the Company's Fixed Satellite Services ("FSS") segment.

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

     The consolidated financial statements for the three months ended March 31, 1998, reflect the results of operations of the Predecessor Company. The consolidated financial statements as of and for the years ended December 31, 2000 and 1999 and for the nine months ended December 31, 1998 reflect the results of operations of Loral CyberStar. Hereafter, references to the "Company" include both Loral CyberStar, Inc. and its predecessor, Orion Network Sytems, Inc.

     Following the Merger, the capital stock of the Company ceased to be publicly traded. However, the Company continues to have registered bonds outstanding, which are non-recourse to Loral, and thus continues to have filing requirements with the Securities and Exchange Commission.

     For accounting purposes, the Merger was accounted for as of March 31, 1998 using the purchase method. Accordingly, the consolidated balance sheets reflect the push-down of the purchase price allocations. The purchase price represented $447.7 million in excess of the Company's net book value, which was primarily allocated to cost in excess of net assets acquired of $620.4 million and a fair value adjustment of $153.4 million to increase the carrying value of the Company's Senior Notes and Senior Discount Notes. In addition, Loral agreed to assume Orion's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.3 million, which were amortized over the vesting period of the options.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

1.   ORGANIZATION AND BUSINESS (CONTINUED)

     Had the acquisition of the Company occurred on January 1, 1998, the unaudited pro forma sales, operating loss and net loss for the year ended December 31, 1998 would have been $83.4 million, $59.3 million, and $108.1 million, respectively. These results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements for the years ended December 31, 2000 and 1999, the nine months ended December 31, 1998, and the three months ended March 31, 1998, include the accounts of Loral CyberStar, its wholly-owned subsidiaries and Orion Financial Partnership ("OFP"), in which Loral CyberStar holds a 50 percent interest. All intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     Loral CyberStar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include (in thousands):

                                                        DECEMBER 31,
                                                    -------------------
                                                     2000         1999
                                                    -------     -------
         Cash                                       $11,049     $13,339
         Money market funds                           2,065       1,943
         Commercial paper                            24,055       8,835
                                                    -------     -------
         Total cash and cash equivalents            $37,169     $24,117
                                                    =======     =======


RESTRICTED AND SEGREGATED CASH

     Restricted and segregated cash was classified as held to maturity, recorded at cost and consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                    -------------------
                                                      2000       1999
                                                    --------   --------
         Commercial paper                           $     --   $162,005
         U.S. treasury notes                              --     25,310
                                                    --------   --------
         Total restricted and segregated cash       $     --   $187,315
                                                    ========   ========

     Of the balance at December 31, 1999, $49.8 million was restricted for use for the January 2000 and July 2000 interest payments on the Senior Notes (see
Note 4) and $137.5 million was segregated for the final payment on Telstar 10/Apstar IIR.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject Loral CyberStar to concentrations of credit risk consist principally of cash and cash equivalents, restricted and segregated cash and accounts receivable. The Company's cash and cash equivalents and restricted and segregated cash are maintained with high-credit-quality financial institutions and in U.S treasury notes. The company does not require collateral against its receivables; however, management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to the Company's current customer base.

     As of December 31, 2000 and 1999, accounts receivable was reduced by an allowance for doubtful accounts of $3.5 million and $2.3 million, respectively.

PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                            DECEMBER 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ---------        ----------
Land .........................................       $      74        $      74
Leasehold improvements .......................             383              181
Satellites and related equipment .............         783,859          781,905
Telecommunications equipment .................          53,562           34,132
Furniture and computer equipment .............          24,086           22,953
Construction in progress .....................          14,219           16,781
                                                     ---------        ----------
Property and equipment .......................         876,183          856,026
Less accumulated depreciation ................        (173,872)         (88,549)
                                                     ---------        ----------
Total property and equipment, net ............       $ 702,311        $ 767,477
                                                     =========        =========

     Property and equipment acquired after March 31, 1998 is carried at cost. All property and equipment at March 31, 1998, was recorded at its estimated fair market value as of the date of the Merger. Depreciation expense for the years ended December 31, 2000 and 1999 and the nine months ended December 31, 1998 was $87.3 million, $54.9 million, and $36.9 million respectively. Depreciation expense is calculated using the straight-line method over the estimated useful lives as follows:

      Leasehold improvements ...........................    5 - 10.5 years
      Satellites and related equipment .................    10.5 - 16.5 years
      Telecommunications equipment .....................    2 - 7 years
      Furniture and computer equipment .................    2 - 7 years

     Costs  incurred  in  connection  with  the   construction   and  successful
deployment of satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance, construction period interest and the present value of satellite incentive payments. Loral CyberStar began depreciating the Telstar 11 and Telstar 12 satellites over their estimated useful life commencing on the date of operational delivery in orbit, January 1995 and December 1999, respectively. Satellite lives are reevaluated periodically.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On May 4, 1999, the Orion 3 satellite was placed into a lower-than-expected orbit after its launch on a Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes, achieved an orbit well below the planned final altitude and cannot be used for its intended purpose. The satellite and launch were fully insured for approximately $266 million, which was received in 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under the agreement with DACOM, the amount prepaid was refunded in July 1999.

     To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT"), for approximately $273 million, the rights to all transponder capacity (except for one C-band transponder retained by APT) and existing customer leases on the Apstar IIR satellite, and renamed the satellite Telstar 10/Apstar IIR. Loral CyberStar has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Under the purchase agreement, Loral CyberStar will also have the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR.

     Satellites and related equipment are either leased by customers or held for lease by the Company. Future minimum lease receipts due from customers under non-cancelable operating leases for transponder capacity on satellites in-orbit and for service agreements as of December 31, 2000 are as follows (in thousands):

            2001............................      $    152,105
            2002............................           164,079
            2003............................           127,538
            2004............................            90,577
            2005............................            60,361
            Thereafter......................           335,504
                                                  ------------
                                                  $    930,164
                                                  ============


COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired associated with the Merger amounted to $620.4 million, which is being amortized over 40 years using the straight-line method. Accumulated amortization relating to cost in excess of net assets acquired at December 31, 2000 and 1999 was $42.7 million and $27.1 million, respectively.

VALUATION OF LONG-LIVED ASSETS AND COST IN EXCESS OF NET ASSETS ACQUIRED

     The carrying value of Loral CyberStar's long-lived assets and cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. In the fourth quarter of 1999, the Company recorded $1.8 million in direct costs, which is presented in the Data Services segment, as a result of the obsolescence of private communications equipment.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

     Intangible assets associated with the Merger are primarily amortized over the remaining useful life of Telstar 11, which was approximately 6.75 years at the date of the Merger. Accumulated amortization relating to other assets at December 31, 2000 and 1999 aggregated $10.4 million and $6.3 million, respectively. The Company amortizes FCC license application costs related to Telstar 11 and Telstar 12 over the estimated useful lives of the satellites. Software licenses are amortized over three years which represents the estimated useful life of the software.

     Other assets, net of accumulated amortization as of December 31, 2000 and 1999, was as follows (in thousands):

                                                              DECEMBER 31,
                                                         -----------------------
                                                           2000            1999
                                                         -------         -------
Note receivable ................................         $   274         $ 1,842
FCC license application costs ..................           1,510           2,374
Prepaid satellite insurance ....................           4,885          11,132
Software license ...............................           3,327           3,750
Intangible assets ..............................           8,651          10,822
Deposits .......................................           2,499           3,251
Long-term receivables ..........................           5,435              --
Other ..........................................             229           1,071
                                                         -------         -------
Total other assets .............................         $26,810         $34,242
                                                         =======         =======

FOREIGN CURRENCY TRANSLATION

     Results of operations for foreign entities, primarily the Company's Loral CyberStar-Europe GmbH subsidiary, are translated using average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders' equity (deficit) as accumulated other comprehensive income (loss).

REVENUE RECOGNITION

     The Company provides satellite capacity under lease agreements that generally provide for the use of satellite transponders and, in certain cases, earth stations for periods generally ranging from one year to the end of life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. The Company also provides managed communications networks and Internet and Intranet services under data services agreements. Revenue under transponder lease and data services agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectability is reasonably assured. Revenues under contracts that include fixed lease payment increases are recognized on a straight-line basis over the life of the lease.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue from equipment sales are primarily recognized upon acceptance by the customer. Revenue from equipment sales under long-term fixed price contracts is recognized using the cost-to-cost percentage-of-completion method. Losses on contracts are recognized when determined and revisions in profit estimates are reflected in the period in which the conditions that require the revision become known and are estimable.

INCOME TAXES

     The benefit (provision) for income taxes on the loss before income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

                                                                                                                        NINE MONTHS
                                                                                           YEAR ENDED DECEMBER 31,         ENDED
                                                                                          ------------------------      DECEMBER 31,
                                                                                            2000            1999            1998
                                                                                          --------        --------        --------
Tax benefit at U.S. statutory ......................................................      $ 47,701        $ 43,586        $ 28,351
   Federal income tax rate .........................................................           (35%)           (35%)           (35%)
Permanent adjustments which change statutory amount:
Non-deductible amortization of cost in excess of net assets required ...............        (5,428)         (5,411)         (4,089)
Valuation allowance established for carryforward of current year tax loss ..........       (43,403)        (27,818)        (23,229)
                                                                                          --------        --------        --------
Net income tax benefit (provision) .................................................      $ (1,130)       $ 10,357        $  1,033
                                                                                          ========        ========        ========

     In 2000, the Company is included in the U.S. federal income tax return for Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2000 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses to the extent such losses are utilized by Loral Space & Communications Corporation. For the year ended
December 31, 2000, the Company recorded a current income tax benefit of approximately $3.1 million related to this tax sharing agreement and a deferred tax provision of approximately $4.2 million, resulting in a net tax provision of approximately $1.1 million.

     In 1999, the Company was included in the U.S. federal income tax return for Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1999 with Loral Space & Communications Corporation, the Company was entitled to reimbursement for the use of its tax losses to the extent such losses were utilized by Loral Space & Communications Corporation. For the year ended
December 31, 1999, the Company recorded a current income tax benefit of approximately $15.1 million related to this tax sharing agreement and a deferred tax provision of approximately $4.7 million, resulting in a net tax benefit of approximately $10.4 million.

     In 1998, the Company was included in the U.S. federal income tax return for Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1998 with Loral Space & Communications Corporation, the Company was entitled to reimbursement for the use of its tax losses to the extent such losses were utilized by Loral Space & Communications Corporation. For the nine months ended December 31, 1998, the Company recorded a current income tax benefit of approximately $4.9 million related to this tax sharing agreement and a deferred tax provision of approximately $3.8 million, resulting in a net tax benefit of approximately $1.0 million.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between financial reporting and tax bases of assets and liabilities using enacted tax rates in effect at the end of the year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Following is a summary of the components of the net deferred income tax asset at December 31, 2000 and 1999 (in thousands):

                                                             DECEMBER 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
Net operating loss carryforward ................      $ 161,429       $  94,305
Amortization of premium and discount on Senior
  Notes and Senior Discount Notes...............        111,528          98,086
Amortization of intangibles ....................         (2,457)         (3,713)
Depreciation ...................................        (55,326)        (11,636)
Other ..........................................          5,002           3,264
                                                      ---------       ---------
Subtotal .......................................        220,176         180,306
Less valuation allowance .......................       (175,194)       (131,083)
                                                      ---------       ---------
Net deferred income tax asset ..................      $  44,982       $  49,223
                                                      =========       =========

     At December 31, 2000, the Company had approximately $486 million in net operating loss carryforwards which expire at varying dates from 2003 through 2020. Due to uncertainties regarding its ability to realize the benefits of such net operating loss carryforwards and certain other net deferred tax assets, the Company established a valuation allowance against its net deferred tax assets of $175 million at December 31, 2000, $131 million at December 31, 1999 and $94 million at December 31, 1998.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

     Non-cash investing and financing activities and supplemental cash flow information is (in thousands):

                                                                                                                      THREE MONTHS
                                                                                                                          ENDED
                                                                                                     NINE MONTHS        MARCH 31,
                                                                        YEAR ENDED DECEMBER 31,         ENDED             1998
                                                                       -------------------------      DECEMBER 31,     PREDECESSOR
                                                                         2000            1999            1998            COMPANY
                                                                       ---------       ---------       ---------       ---------
Preferred stock dividend, net of forfeitures ......................    $      --       $      --       $      --       $  (1,387)
Conversion of redeemable preferred stock to Common stock ..........           --              --              --          69,888
Conversion of subordinated debentures, accrued Interest
   and deferred financing costs to Common stock ...................           --              --              --          50,000
Conversion of Company common stock to Loral Common stock
   as the result of this Merger ...................................           --              --              --         469,000
Issuance of Series C preferred stock ..............................           --              --              --              --
Issuance of common stock for preferred stock Dividends ............           --              --              --           5,858
Issuance of common stock and warrants .............................           --              --              --           4,757
Taxes paid ........................................................          261             254              98              17
Interest paid, net of capitalized interest ........................    $  51,879       $  31,877       $   9,151       $  21,937


USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reported for the period. Significant estimates include the estimated useful lives of the company's satellites and the amortization period of costs in excess of net assets. Actual results could differ from those estimates.

EARNINGS PER SHARE

     Earnings per share is not presented since it is not considered meaningful due to the Merger and the recapitalization of the Company.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive loss at December 31, 2000 and 1999 is comprised entirely of cumulative translation adjustments. Other comprehensive loss is as follows (in thousands):

                                                                                                                     THREE MONTHS
                                                                                                                         ENDED
                                                                  YEAR ENDED DECEMBER 31,          NINE MONTHS         MARCH 31,
                                                                 --------------------------           ENDED              1998
                                                                                                   DECEMBER 31,       PREDECESSOR
                                                                   2000              1999              1998             COMPANY
                                                                 --------          --------          --------           --------
  Net loss ................................................      $137,418          $114,175          $ 79,969           $ 39,691
  Foreign currency translation adjustment .................           634             1,440              (616)                --
                                                                 --------          --------          --------           --------

  Comprehensive loss ......................................      $138,052          $115,615          $ 79,353           $ 39,691
                                                                 ========          ========          ========           ========



ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. There was no effect on the Company's consolidated financial position due to adoption of this standard.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, was effective for the Company in the fourth quarter of 2000 and clarified the SEC's views on U.S. GAAP relating to revenue recognition in financial statements. The requirements of SAB No. 101 did not have a significant impact on the Company's consolidated financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS 140 which will be effective for transactions entered into after March 31, 2000.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   COMMITMENTS AND CONTINGENCIES

     Telstar 11 (formerly Orion 1) - In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of December 31, 2000, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

     Telstar 12 was launched in October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral Cyberstar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and has retained risk of loss. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

     Based upon its current expectations for growth, Loral CyberStar anticipates it will have additional funding requirements over the next three years to fund the streaming media investment, the purchase of VSATs, Senior Note interest payments, other capital expenditures and other operating needs. Loral CyberStar will need to secure funding form Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness for money borrowed. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

     The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company's Telstar 10/Apstar IIR satellite has experienced minor losses of power from its solar arrays. Space Systems/Loral ("SS/L") is currently investigating the cause of these failures. Although, to date, Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that it will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of Telstar 10/Apstar IIR would result in a loss of revenue and customers to the Company. This investigation is in its very early stages and not all relevant information is now known. Based upon information currently available, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations to the Company.

     The Company has entered into operating leases, principally for office space and transponder capacity from third parties. Rent expense was $20.5 million, $7.9 million, $2.8 million and $0.3 million for the years ended December 31, 2000 and 1999, the nine months ended December 31, 1998 and the three months ended March 31, 1998, respectively.

     Future minimum lease payments are as follows (in thousands):

          2001............................      $     16,997
          2002............................            14,652
          2003............................             8,653
          2004............................             7,417
          2005............................            15,324
          Thereafter......................               690
                                                ------------
                                                $     63,733
                                                ============

4.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                                           DECEMBER 31,
                                                                                                -----------------------------------
                                                                                                   2000                    1999
                                                                                                -----------             -----------
11.25% Senior Notes (principal amount at maturity $443
  million and premium of $52.4 and $58.7 million at
  December 31, 2000 and 1999, respectively) ........................................            $   495,377             $   501,734
12.5% Senior Discount Notes (principal amount at maturity
   $484 million and accreted principal amount of $427 and
   $378 million at December 31, 2000 and 1999, respectively) .......................                491,841                 448,408
Note payable - TT&C Facility .......................................................                  2,331                   3,729
Satellite incentive obligations ....................................................                 10,848                  11,129
Other ..............................................................................                    145                     370
                                                                                                -----------             -----------
     Total debt ....................................................................              1,000,542                 965,370
Less current portion ...............................................................                 (2,551)                 (2,071)
                                                                                                -----------             -----------
     Long-term debt ................................................................            $   997,991             $   963,299
                                                                                                ===========             ===========

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.   LONG-TERM DEBT (CONTINUED)

     Total interest (including commitment fees and amortization of deferred financing costs, net of capitalized interest) incurred for the years ended December 31, 2000 and 1999, the nine months ended December 31, 1998 and the three months ended March 31, 1998 was $97.2 million, $90.1 million, $62.8 million and $24.5 million, respectively. Capitalized interest for the years ended December 31, 2000 and 1999, the nine months ended December 31, 1998 and the three months ended March 31, 1998, was $0 million, $20.3 million, $16.4 million and $3.3 million, respectively. Aggregate annual maturities of long-term debt, including unamortized premium on Senior Notes and Senior Discount Notes, consist of the following (in thousands):

            2001............................      $      2,551
            2002............................             2,748
            2003............................             1,728
            2004............................             1,738
            2005............................             1,958
            Thereafter......................           989,819
                                                  ------------
                                                  $  1,000,542
                                                  ============

     Senior Notes and Senior Discount Notes -- On January 31, 1997, the Company completed a $710 million bond offering (the "Bond Offering") comprised of approximately $445 million of Senior Note Units, each of which consisted of one
11.25 percent Senior Note due 2007 (a "Senior Note") and one Warrant to purchase
0.8463 shares of common stock, par value $.01 per share ("Common Stock") of the Company (a "Senior Note Warrant"), and approximately $265.4 million of Senior Discount Note Units, each of which consisted of one 12.5 percent Senior Discount Note due 2007 (a "Senior Discount Note," and together with the Senior Notes, the "Notes") and one Warrant to purchase 0.6628 shares of Common Stock of the Company (a "Senior Discount Note Warrant and together with the Senior Note Warrants, the "Warrants"). Interest on the Senior Notes is payable semi-annually in cash on January 15 and July 15 of each year. The Senior Discount Notes do not pay cash interest prior to January 15, 2002. Thereafter, cash interest accrues until maturity at an annual rate of 12.5 percent payable semi-annually on January 15, and July 15 of each year, commencing July 15, 2002.

     In connection with the acquisition by Loral (see Note 1), the carrying value of the Senior Notes and Senior Discount Notes was increased to reflect a fair value adjustment of $153.4 million based on quoted market prices at the date of acquisition. Such adjustment resulted in effective interest rates of
8.69 percent and 9.69 percent on the Senior Notes and Senior Discount Notes, respectively, through maturity. The indentures supporting the Senior Notes and the Senior Discount Notes contain certain covenants which, among other things, restrict distributions to stockholders of the Company, the repurchase of equity interests in the Company and the making of certain other investments and restricted payments, the incurrence of additional indebtedness by the Company and its restricted subsidiaries, the creation of liens, certain asset sales, transactions with affiliates and related parties, and mergers and consolidations. The Company believes it is in compliance with the requirements of such indentures. There were 697,400 Warrants issued in connection with the Notes for which the aggregate estimated fair value of $9.6 million was allocated $5.2 million to the Senior Notes and $4.4 million to the Senior Discount Notes as debt discount. The exercise price for the Warrants is $.01 per share of common stock. These warrants were assumed by Loral as a result of the Merger and were converted to warrants to acquire Loral common stock. On May 27, 1998, $2 million of Senior Notes were redeemed at 101 percent of the principal amount of the notes plus accrued interest to the payment date, and resulted in a gain on retirement of debt of approximately $0.3 million.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.   LONG-TERM DEBT (CONTINUED)

     All subsidiaries of Loral CyberStar ("Subsidiary Guarantors"), other than inconsequential subsidiaries, have unconditionally guaranteed the Notes on a joint and several basis. No restrictions exist on the ability of Subsidiary
Guarantors to pay dividends or make other distributions to Loral CyberStar, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

     Note Payable - TT&C Facility -- In June 1995 upon acceptance of the TT&C Facility, the Company refinanced $9.3 million from General Electric Credit Corporation as a seven-year term loan, payable monthly. The interest rate is fixed at 13.5 percent. The TT&C debt is secured by the TT&C Facility, the Satellite Control System Contract and the Company's leasehold interest in the TT&C Facility land. The net book value of the assets that secure this note payable totaled $4.7 million at December 31, 2000 and are classified as property and equipment on the Consolidated Balance Sheet. The TT&C financing agreement contains customary representations, warranties and covenants regarding certain activities of the Company. The Company believes it is in compliance with the requirements of the financing agreement.

     Satellite Incentive Obligations -- The obligations relating to satellite performance have been recorded at the present value (discounted at 12 percent, the Company's estimated incremental borrowing rate for unsecured financing) of the required payments through 2007.

5.   EMPLOYEE BENEFITS

     The Company's employees participate in the Loral Space & Communications Ltd. Savings Plan which provides that the Company match contributions of participating employees up to a designated level. Under this plan, matching contributions incurred by the Company totaled $0.5 million, $0.4 million and $0.8 million for the years ended December 31, 2000 and 1999 and for the nine months ended December 31, 1998.

     Certain employees of Loral CyberStar participate in Loral's 1996 and 2000 stock option plans. Under this plan, options are granted at the discretion of Loral's Board of Directors to employees of Loral and its affiliates. Such options become exercisable as determined by the Board, generally over three to five years, and generally expire no more than 10 years from the date of grant. For the year ended December 31, 2000, Loral granted certain key employees of Loral CyberStar 504,985 options to purchase Loral common stock at a weighted average exercise price of $2.97 per share (weighted average fair value of $.95 per share - see below.) For the year ended December 31, 1999, Loral granted 519,000 options at a weighted average exercise price of $17.22 per share (weighted average fair value of $5.72 per share - see below). For the nine months ended December 31, 1998, Loral granted options at a weighted average exercise price of $24.55 per share (weighted average fair value of $5.88 per share - see below). During 2000, 660 options were exercised and 248,160 were cancelled and at December 31, 2000, options to purchase 1,062,545 shares were outstanding, 154,500 of which were exercisable. During 1999, 620 options were exercised and 179,860 were cancelled and at December 31, 1999, options to purchase 806,380 shares were outstanding, 63,836 of which were exercisable and at December 31, 1998, no options were exercised, and options to purchase 513,420 shares were outstanding, 1,200 of which were exercisable.

     Loral CyberStar accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma net loss as if Loral CyberStar had adopted the fair value method. SFAS No. 123 requires that equity instruments granted to an employee by a principal stockholder be included as part of the disclosure. If the

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5.   EMPLOYEE BENEFITS (CONTINUED)

computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net loss applicable to common stockholders would have been $137.8 million, $115.0 million and $81.9 million, for the years ended December 31, 2000 and 1999 and the nine months ended December 31, 1998, respectively.

     The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life six to twelve months following vesting; stock volatility, 45% in 2000, 30% in 1999 and 25% for the nine months ended December 31, 1998; risk free interest rate, 4.4% to 6.6% based on date of grant; and no dividends during the expected term.

6.   FAIR VALUES OF FINANCIAL INSTRUMENTS

     Other than amounts due under the Senior Notes and Senior Discount Notes, CyberStar believes that the carrying amounts reported in the balance sheets of its other financial assets and liabilities approximates their fair value at December 31, 2000 and 1999. The fair value of the Company's Senior Notes and Senior Discount Notes was estimated based on quoted market prices, and at December 31, 2000 was approximately $155 million and $116 million, and at December 31, 1999 was approximately $328 million and $213 million, respectively.

7.   SEGMENTS

     The Company's two operating segments are Fixed Satellite Services and Data Services (see Note 1).

     In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Intersegment revenues consist primarily of sales by Fixed Satellite Services to Data Services for the lease of transponder capacity. The accounting policies of the reportable segments are the same as those described in Note 2, however for segment reporting purposes, revenues recognized under long-term leases entered into after December 31, 1999, which have been prepaid include the value of the implicit interest discount provided to the customer. Summarized financial information concerning the Company's operating segments is as follows (in millions):

                          YEAR ENDED DECEMBER 31, 2000

                                      FIXED SATELLITE                        TOTAL REPORTABLE
                                         SERVICES         DATA SERVICES          SEGMENTS           ELIMINATIONS       CONSOLIDATED
                                      ---------------     --------------     -----------------     --------------     --------------
Revenue from external customers ...    $         84.1     $        106.0       $        190.1      $        (2.9)     $       187.2
Intersegment revenue ..............              25.3                0.7                 26.0              (26.0)                --
                                       --------------     --------------       --------------      -------------      -------------
Gross revenue......................    $        109.4     $        106.7       $        216.1      $       (28.9)     $       187.2
                                       ==============     ==============       ==============      =============      =============
EBITDA(1) .........................    $         81.9     $        (14.8)      $         67.1      $        (2.9)     $        64.2
Depreciation and amortization......              90.0               17.7                107.7                 --              107.7
                                       --------------     --------------       --------------      -------------      -------------
Loss from operations...............    $         (8.1)    $        (32.5)      $        (40.6)     $        (2.9)     $       (43.5)
                                       ==============     ==============       ==============      =============      =============
Total assets ......................    $      1,333.6     $        418.0       $      1,751.6      $      (322.7)     $     1,428.9
                                       ==============     ==============       ==============      =============      =============
Capital expenditures ..............    $        182.1     $         24.4       $        206.5      $          --      $       206.5
                                       ==============     ==============       ==============      =============      =============

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7.   SEGMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999

                                     FIXED SATELLITE                        TOTAL REPORTABLE
                                        SERVICES         DATA SERVICES          SEGMENTS          ELIMINATIONS       CONSOLIDATED
                                     ---------------     --------------     -----------------     --------------     -------------
Revenue from external customers ...   $         35.7     $         69.2       $        104.9      $           --     $       104.9
Intersegment revenue ..............              7.1                --                   7.1                 (7.1)            --
                                      --------------     --------------       --------------      --------------     -------------
Gross revenue......................   $         42.8     $         69.2       $        112.0      $          (7.1)   $       104.9
                                      ==============     ==============       ==============      ===============    =============
EBITDA(1) .........................   $         21.9     $         (8.3)      $         13.6      $           --     $        13.6
Depreciation and amortization......             60.4               15.4                 75.8                  --              75.8
                                      --------------     --------------       --------------      --------------     -------------
Loss from operations...............   $        (38.5)    $        (23.7)      $        (62.2)     $           --     $       (62.2)
                                      ==============     ==============       ==============      ===============    =============
Total assets ......................   $      1,605.0     $        595.5       $      2,194.5      $        (510.2)   $     1,684.3
                                      ==============     ==============       ==============      ===============    =============
Capital expenditures ..............   $        292.9     $         14.6       $        307.5      $           --     $       307.5
                                      ==============     ==============       ==============      ===============    =============


                       NINE MONTHS ENDED DECEMBER 31, 1998

                                               FIXED SATELLITE                        TOTAL REPORTABLE
                                                   SERVICES         DATA SERVICES         SEGMENTS            CONSOLIDATED
                                                ---------------    ----------------    ---------------      ---------------
Revenue from external customers ............    $          25.2    $           39.4    $          64.6      $          64.6
                                                ===============    ================    ===============      ===============
EBITDA(1) ..................................    $          16.3    $           (8.3)   $           8.0      $           8.0
Depreciation and amortization ..............               41.6                 9.8               51.4                 51.4
Merger costs ...............................                --                  --                 --                   0.6
                                                ---------------    ----------------    ---------------      ---------------
Loss from operations .......................    $         (25.3)   $          (18.1)   $         (43.4)     $         (44.0)
                                                ===============    ================    ===============      ===============
Total assets ...............................    $       1,325.7    $           91.8    $       1,417.5      $       1,417.5
                                                ===============    ================    ===============      ===============
Capital expenditures .......................    $         272.1    $           12.0    $         284.1      $         284.1
                                                ===============    ================    ===============      ===============

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7.   SEGMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 1998
                               PREDECESSOR COMPANY

                                                FIXED SATELLITE                       TOTAL REPORTABLE
                                                    SERVICES         DATA SERVICES         SEGMENTS           CONSOLIDATED
                                                ---------------    ----------------   -----------------     ---------------
Revenue from external customers ............    $           7.9    $           10.9    $          18.8      $          18.8
                                                ===============    ================    ===============      ===============
EBITDA (1)..................................    $           5.1    $           (4.1)   $           1.0      $           1.0
Depreciation and amortization ..............                9.6                 2.9               12.5                 12.5
Merger costs ...............................                --                  --                 --                  12.1
                                                ---------------    ----------------    ---------------      ---------------
Loss from operations .......................    $          (4.5)   $           (7.0)   $         (11.5)     $         (23.6)
                                                ===============    ================    ===============      ===============
Total assets ...............................    $       1,333.0    $           98.2    $       1,431.2      $       1,431.2
                                                ===============    ================    ===============      ===============
Capital expenditures .......................    $          14.8    $            3.6    $          18.4      $          18.4
                                                ===============    ================    ===============      ===============

------------------
     (1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

     With the exception of the Company's satellites in orbit, the Company's long-lived assets are primarily located in the United States, Germany and other foreign countries, and at December 31, 2000 and 1999, amounted to approximately $89.7 million and $65.0 million, $1.7 million and $2.1 million, and $4.2 million and $10.1 million, respectively.

     The Company had one customer in 2000 that accounted for greater than 10 percent of its total revenue. The revenue associated with this customer, which is included in the Data Services segment, amounted to $19.8 million for the year ended December 31, 2000.

     The following summarizes the Company's domestic and foreign revenues (in thousands):

                                                                                                                    THREE MONTHS
                                                                                                                       ENDED
                                                               YEAR ENDED DECEMBER 31,           NINE MONTHS          MARCH 31,
                                                               -----------------------              ENDED               1998
                                                                                                 DECEMBER 31,        PREDECESSOR
                                                               2000               1999               1998              COMPANY
                                                             --------           --------           --------           --------
Revenues from unaffiliated customers:
  United States ........................................     $ 87,801           $ 46,801           $ 24,001           $  6,895
  Germany ..............................................       15,756             15,573             14,617              4,517
  China ................................................       13,558                536                 --                 --
  United Kingdom .......................................       10,518              7,021              7,245              2,444
  Other foreign ........................................       59,557             34,951             18,745              4,934
                                                             --------           --------           --------           --------
Total revenue ..........................................     $187,190           $104,882           $ 64,608           $ 18,790
                                                             ========           ========           ========           ========

8.   RELATED PARTY TRANSACTIONS

Due from Loral companies consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                               -----------------
                                                                2000       1999
                                                               ------     ------
         Due from Space Systems/Loral ....................     $  353     $   --
         Due from Loral Space and Communications Corp ....      1,165         --
         Due from Loral Communications Services ..........         67         --
         Due from CyberStar L.P. .........................      7,960        181
                                                               ------     ------
                                                               $9,545     $  181
                                                               ======     ======


Due to Loral companies consist of the following (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                              2000        1999
                                                             -------     -------
         Due to Space Systems/Loral ....................     $     1     $ 9,750
         Due to Loral Skynet ...........................       4,038      41,788
         Due to Loral Space and Communications Ltd. ....         456          --
                                                             -------     -------
                                                             $ 4,495     $51,538
                                                             =======     =======

     Loral CyberStar has obtained additional financing (via an intercompany note from Loral SpaceCom) to complete the construction of its satellite fleet and meet its operating requirements. Borrowings under this note can be made for periods of 1, 2, 3 or 6 months and bear interest at LIBOR (6.71 percent at December 31, 2000) plus 275 basis points. The note can be prepaid at any time without penalty and is payable on demand. All borrowings under this note are subject to Loral's approval. At December 31, 2000, $107.9 million (including accrued interest of $12.4 million) was outstanding, which is reflected on the balance sheet as a note payable to Loral SpaceCom. Such borrowings and accrued interest totaled $74.1 million at December 31, 1999.

     Loral CyberStar and Loral Skynet have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral CyberStar (i) marketing and sales of satellite capacity services on the Loral CyberStar satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral CyberStar satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral CyberStar is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee, which amounted to $21.4 million for 2000 and $18.7 million for 1999.

     Loral CyberStar Data Services began leasing transponder capacity from Loral Skynet in 2000. Amounts incurred for transponder capacity leased from Loral Skynet totaled $4.5 million in 2000.

     Loral CyberStar and CyberStar L.P., a subsidiary of Loral, entered into an agreement whereby Loral CyberStar provides to CyberStar L.P. marketing and general and administrative services. These services totaled $3.8 million and $0.4 million in 2000 and 1999, respectively.

     .Space Systems/Loral ("SS/L"), a subsidiary of Loral SpaceCom, built the Company's Telstar 12 satellite that was launched in October 1999. The Company made payments to SS/L during 2000, 1999 and 1998 totaling approximately $9.8 million, $98.3 million and $128.4 million, respectively.

     In December 1999, in connection with a contractual arrangement between SS/L and one of SS/L's customers, Loral Cyberstar agreed to lease to SS/L the capacity of three transponders on Telstar 10/Apstar IIR through the end of its life. Under this arrangement, Loral Cyberstar recorded revenue of $4.4 million in 2000.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.   RELATED PARTY TRANSACTIONS (CONTINUED)

     On March 24, 2000, Loral CyberStar entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees N.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection this transaction, Loral CyberStar also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total purchase price for the slots and these agreements was $36.5 million, which was applied by Loral CyberStar toward the last installment payment on Telstar
10/Apstar IIR In connection with the sale, the Company recorded a gain of approximately $34 million. Since the sale was to a subsidiary of Loral, the gain was credited directly to equity. This assignment was approved by the Federal Communications Commission on December 11, 2000.

9.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands):

                                                        MARCH 31,            JUNE 30,         SEPTEMBER 30,       DECEMBER 31,(1)
                                                        ---------            --------         -------------       ---------------
2000
  Revenues .........................................    $ 42,182            $ 41,120            $ 43,517            $ 60,371
  Loss (income) from Operations ....................      14,913              17,720              12,691              (1,832)
  Loss before income taxes .........................      36,086              41,000              36,953              22,249
  Net loss .........................................      37,048              38,102              35,007              27,261

                                                         MARCH 31,           JUNE 30,         SEPTEMBER 30,        DECEMBER 31,
                                                         ---------           --------         -------------        ------------
1999
  Revenues .........................................     $22,538             $24,072             $25,168             $33,104
  Loss from operations .............................      13,471              11,928              13,972              22,820
  Loss before income taxes .........................      26,069              28,320              31,136              39,007
  Net loss .........................................      24,235              27,515              31,622              30,803

(1)  The fourth quarter of 2000 includes a $12.0 million settlement resulting from a contract termination with a customer.

ITEM 9. CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES.

         None

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) and (2) List of Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of Loral CyberStar are included in Item 8:

              Consolidated Balance Sheets - December 31, 2000 and 1999

              Consolidated Statements of Operations - Years ended December 31, 2000 and 1999, the nine months ended December 31, 1998 and for the Predecessor Company the three months ended March 31, 1998.

              Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000 and 1999, the nine months ended December 31, 1998, and for the Predecessor Company the three months ended March 31, 1998.

              Consolidated Statements of Cash Flows - Year ended December 31, 2000, year ended December 31, 1999, the nine months ended December 31, 1998, and for the Predecessor Company the three months ended March 31, 1998.

              Notes to Consolidated Financial Statements

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (b)      Reports on Form 8-K filed in the fourth quarter of 2000

                  None

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

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION

2.4 Amendment No.1 to Principal Stockholder Agreement among Orion, Loral, Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of December 1, 1997. (Incorporated by reference to Exhibit number 2.4 in Annual Report on Form 10-K for fiscal year ended December 31, 1997).

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

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION

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

23       None.

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

            Signature                                                Title                                              Date
     -----------------------------                       ---------------------------------                       ------------------
    /s/ Bernard L. Schwartz                               Chairman of the Board                                    March 29, 2001
    ------------------------------                        and Chief Executive Officer
    Bernard L. Schwartz


    /s/ George Baker                                      Director                                                 March 29, 2001
    ------------------------------
    George Baker

    /s/ Eric J. Zahler                                    Executive Vice President                                 March 29, 2001
    ------------------------------                        and Director
    Eric J. Zahler


    /s/ Michael P. DeBlasio                               First Senior Vice President                              March 29, 2001
    ------------------------------                        and Director
    Michael P. DeBlasio


    /s/ Daniel Hirsch                                     Director                                                 March 29, 2001
    ------------------------------
    Daniel Hirsch

    /s/ W. Neil Bauer                                     President and Director                                   March 29, 2001
    ------------------------------
    W. Neil Bauer

    /s/ Richard J. Townsend                               Senior Vice President                                    March 29, 2001
    ------------------------------                        and Chief Financial Officer
    Richard J. Townsend                                   (Principal Financial Officer)


    /s/ Harvey B. Rein                                    Vice President and                                       March 29, 2001
    ------------------------------                        Controller
    Harvey B. Rein                                        (Principal Accounting Officer)