Form 10-Q
period 2001-03-31
LORAL CYBERSTAR INC
filed 2001-05-14
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



Commission file number 0-22085


                              LORAL CYBERSTAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              52-1564318
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2440 Research Boulevard, Suite 400, Rockville, Maryland                 20850
-------------------------------------------------------               ----------
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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR AMOUNTS)

                                                                                        MARCH 31,              DECEMBER 31,
                                                                                          2001                     2000
                                                                                       -----------             -----------
                                                                                       (UNAUDITED)                 NOTE
                                       ASSETS

Current assets:
   Cash and cash equivalents                                                           $    32,046             $    37,169
   Accounts receivable, net                                                                 18,110                  22,204
   Prepaid expenses and other current assets                                                 6,670                   8,218
   Due from Loral companies                                                                  7,777                   9,545
                                                                                       -----------             -----------
Total current assets                                                                        64,603                  77,136

Property and equipment, net                                                                681,188                 702,311
Costs in excess of net assets acquired                                                     573,833                 577,710
Deferred income taxes                                                                       43,755                  44,982
Other assets, net                                                                           26,879                  26,810
                                                                                       -----------             -----------

TOTAL ASSETS                                                                           $ 1,390,258             $ 1,428,949
                                                                                       ===========             ===========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of long-term debt                                                   $     2,771             $     2,551
   Accounts payable                                                                          5,672                   7,368
   Accrued and other current liabilities                                                    14,420                  11,366
   Customer deposits                                                                         4,327                   7,062
   Deferred revenue                                                                          4,874                   5,691
   Interest payable                                                                         10,384                  22,846
   Note payable to Loral SpaceCom                                                          109,030                 107,866
   Due to Loral companies                                                                    3,327                   4,495
                                                                                       -----------             -----------
Total current liabilities                                                                  154,805                 169,245

Long-term debt                                                                           1,007,131                 997,991
Deferred revenue                                                                               929                     998
Customer deposits                                                                            4,817                   5,413
Other long-term liabilities                                                                    125                     125

Commitments and contingencies
Stockholder's equity:

   Common stock, $.01 par value                                                                 --                      --
   Capital in excess of par value                                                          588,197                 588,197
   Accumulated deficit                                                                    (363,823)               (331,562)
   Accumulated other comprehensive loss                                                     (1,923)                 (1,458)
                                                                                       -----------             -----------
Total stockholder's equity                                                                 222,451                 255,177
                                                                                       -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $ 1,390,258             $ 1,428,949
                                                                                       ===========             ===========

----------
Note: The December 31, 2000 balance sheet has been derived from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ----------------------------
                                                                            2001                2000
                                                                          --------            --------
Revenues                                                                  $ 50,219            $ 42,182

Operating expenses:
   Direct                                                                   15,855              16,799
   Sales and marketing                                                       6,209               5,899
   Engineering and technical services                                        4,080               2,432
   General and administrative                                                4,391               4,996
   Depreciation and amortization                                            27,264              26,969
                                                                          --------            --------
Total operating expenses                                                    57,799              57,095
                                                                          --------            --------

Loss from operations                                                        (7,580)            (14,913)

   Interest  income                                                            214               2,381
   Interest expense                                                        (25,239)            (23,766)
   Other income                                                                108                 212
                                                                          --------            --------

Loss before income taxes                                                   (32,497)            (36,086)

Income tax benefit (expense)                                                   236                (962)
                                                                          --------            --------

Net loss                                                                  $(32,261)           $(37,048)
                                                                          ========            ========



           See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                   --------------------------------
                                                                                                      2001                  2000
                                                                                                   ---------              ---------
OPERATING ACTIVITIES
Net loss                                                                                           $ (32,261)             $ (37,048)
Non-cash items:
   Deferred income tax provision                                                                       1,227                    772
   Depreciation and amortization                                                                      27,264                 26,969
   Provision for bad debts                                                                             1,185                  1,078
   Non-cash interest expense                                                                           9,903                  9,017
   Interest earned on restricted cash                                                                     --                 (3,000)
Changes in operating assets and liabilities:
   Accounts receivable                                                                                 2,909                (15,682)
   Prepaid expenses and other current assets                                                           1,548                    (77)
   Due from Loral companies                                                                            1,489                (18,462)
   Other assets                                                                                       (1,426)                 1,988
   Accounts payable and accrued and other current liabilities                                          1,358                   (755)
   Customer deposits                                                                                  (3,331)                  (953)
   Deferred revenue                                                                                     (886)                 4,941
   Interest payable                                                                                  (12,462)               (12,457)
   Due to Loral companies                                                                               (889)                 3,475
                                                                                                   ---------              ---------
Net cash used in operating activities                                                                 (4,372)               (40,194)

INVESTING ACTIVITIES
Property and equipment                                                                                (1,565)              (185,411)
Increase in restricted and segregated cash                                                                --                    (64)
Use and transfers from restricted and segregated cash                                                     --                165,174
                                                                                                   ---------              ---------
Net cash used in investing activities                                                                 (1,565)               (20,301)

FINANCING ACTIVITIES
Increase in note payable to Loral SpaceCom                                                             1,164                  9,528
Repayment of notes payable                                                                              (380)                  (332)
Payment of satellite incentive obligation                                                               (109)                   (67)
Proceeds from sale of orbital slots to Loral, net                                                         --                 34,260
Equity contributed from Loral                                                                             --                  9,750
Other                                                                                                    139                   (796)
                                                                                                   ---------              ---------
Net cash provided by financing activities                                                                814                 52,343
                                                                                                   =========              =========

Net decrease in cash and cash equivalents                                                             (5,123)                (8,152)
Cash and cash equivalents at beginning of period                                                      37,169                 24,117
                                                                                                   ---------              ---------
Cash and cash equivalents at end of period                                                         $  32,046              $  15,965
                                                                                                   =========              =========

                   See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS

The principal business of Loral CyberStar, Inc. (the "Company" or "Loral CyberStar"), formerly known as Orion Network Systems, Inc. ("Orion" or the "Predecessor Company"), and its subsidiary guarantors is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. Loral CyberStar is organized into two distinct operating segments as follows (See Note F):

         Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home services. Loral Skynet, a division of Loral SpaceCom Corporation ("Loral SpaceCom"), which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), manages the Company's Fixed Satellite Services ("FSS") segment.

         Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity primarily on the Loral Skynet and Loral CyberStar fleets.

On March 20, 1998, Orion was acquired by Loral, through the merger with a wholly owned subsidiary of Loral.

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2001          2000
                                                       -------       -------
Net loss .........................................     $32,261       $37,048
Foreign currency translation adjustment ..........         465           318
                                                       -------       -------
Comprehensive loss ...............................     $32,726       $37,366
                                                       =======       =======

EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the merger of Orion with a subsidiary of Loral, and the subsequent recapitalization of the Company.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE B.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                                    MARCH 31,           DECEMBER 31,
                                                                                                      2001                 2000
                                                                                                   -----------          -----------
11.25% Senior Notes (principal amount at maturity $443 million and premium of $50.7 million and $52.4 million at March 31, 2001 and
   December 31, 2000, respectively) ......................................................         $   493,689          $   495,377
12.5% Senior Discount Notes (principal amount at maturity $484 million and accreted principal amount of $440 million and $427 million at
   March 31, 2001 and December 31, 2000, respectively) ...................................             503,432              491,841
Note payable - TT&C Facility .............................................................               1,951                2,331
Satellite incentive obligations ..........................................................              10,740               10,848
Other ....................................................................................                  90                  145
                                                                                                   -----------          -----------
   Total debt ............................................................................           1,009,902            1,000,542
Less current portion .....................................................................              (2,771)              (2,551)
                                                                                                   -----------          -----------
   Long-term debt ........................................................................         $ 1,007,131          $   997,991
                                                                                                   ===========          ===========


In connection with the Company's merger with a subsidiary of Loral, Loral did not assume the Company's outstanding debt. Such debt remains outstanding and is non-recourse to Loral.

NOTE C.  NOTE PAYABLE TO LORAL

Loral CyberStar has obtained additional financing (via an intercompany note from Loral SpaceCom) to complete the construction of its satellite fleet and meet its operating requirements. Borrowings under this note can be made for periods of 1, 2, 3 or 6 months and bear interest at LIBOR (5.96 percent at March 31, 2001) plus 275 basis points. The note can be prepaid at any time without penalty and is payable on demand. All borrowings under this note are subject to Loral's approval. At March 31, 2001, the outstanding amount under this note was $109.0 million (including accrued interest of $14.8 million) and is reflected on the balance sheet as a note payable to Loral SpaceCom. Such borrowings and accrued interest totaled $107.9 million at December 31, 2000.

NOTE D.  RELATED PARTY TRANSACTIONS

Due from Loral companies consist of the following (in thousands):

                                                                                          MARCH 31,             DECEMBER 31,
                                                                                            2001                    2000
                                                                                          ---------             ------------
Due from CyberStar L.P. .........................................................          $6,509                  $7,960
Due from Loral Space and Communications Corp. ...................................           1,164                   1,165
Due from Loral Communications Services ..........................................             104                      67
Due from Space Systems/Loral ....................................................              --                     353
                                                                                           ------                  ------
                                                                                           $7,777                  $9,545
                                                                                           ======                  ======

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE D.  RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Loral companies consist of the following (in thousands):

                                                                                            MARCH 31,              DECEMBER 31,
                                                                                              2001                     2000
                                                                                            ---------              ------------
Due to Loral Skynet ............................................................             $2,870                    4,038
Due to Loral Space and Communications Ltd. .....................................                456                      456
Due to Space Systems/Loral .....................................................                  1                        1
                                                                                             ------                   ------
                                                                                             $3,327                   $4,495
                                                                                             ======                   ======

NOTE E.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for the current year with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses, when such losses are utilized by the consolidated group; otherwise, the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. The Company recorded a net receivable under this tax sharing agreement of approximately $1.5 million and a deferred tax provision of $1.2 million resulting in a net tax benefit of $0.2 million for the three months ended March 31, 2001.

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

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE F.  SEGMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                          FIXED                          TOTAL
                                                        SATELLITE          DATA        REPORTABLE
                                                         SERVICES        SERVICES       SEGMENTS       ELIMINATIONS    CONSOLIDATED
                                                        ---------        --------       --------       ------------    ------------
Revenue from external customers ....................     $   26.4        $   23.8       $   50.2         $     --       $   50.2
Intersegment revenue ...............................          6.4              --            6.4             (6.4)            --
                                                         --------        --------       --------         --------       --------
Gross revenue ......................................     $   32.8        $   23.8       $   56.6         $   (6.4)      $   50.2
                                                         ========        ========       ========         ========       ========
EBITDA (1) .........................................     $   26.4        $   (6.7)      $   19.7         $     --       $   19.7
Depreciation and amortization ......................         22.5             4.8           27.3               --           27.3
                                                         --------        --------       --------         --------       --------
Income (loss) from operations ......................     $    3.9        $  (11.5)      $   (7.6)        $     --       $   (7.6)
                                                         --------        --------       --------         --------       --------
Total assets .......................................     $1,311.2        $  436.5       $1,747.7         $ (357.4)      $1,390.3
                                                         ========        ========       ========         ========       ========

                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                          FIXED                          TOTAL
                                                        SATELLITE          DATA        REPORTABLE
                                                         SERVICES        SERVICES       SEGMENTS       ELIMINATIONS    CONSOLIDATED
                                                        ---------        --------       --------       ------------    ------------
Revenue from external customers ...................      $   17.4        $   24.8       $   42.2         $     --       $   42.2
Intersegment revenue ..............................           4.6              --            4.6             (4.6)            --
                                                         --------        --------       --------         --------       --------
Gross revenue .....................................      $   22.0        $   24.8       $   46.8         $   (4.6)      $   42.2
                                                         ========        ========       ========         ========       ========

EBITDA (1) ........................................      $   14.8        $   (2.8)      $   12.0         $     --       $   12.0
Depreciation and amortization .....................          22.5             4.5           27.0               --           27.0
                                                         --------        --------       --------         --------       --------
Loss from operations ..............................      $   (7.7)       $   (7.3)      $  (15.0)        $     --       $  (15.0)
                                                         --------        --------       --------         --------       --------
Total assets ......................................      $1,434.7        $  643.4       $2,078.1         $ (568.8)      $1,509.3
                                                         ========        ========       ========         ========       ========

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

NOTE G. COMMITMENTS AND CONTINGENCIES

In November 1995, a component on Telstar 11 (formerly Orion 1) malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of useable capacity. In such event, the Company would be entitled to a pro rata portion of the insurance coverage of approximately $195 million for the satellite. In light of the insurance coverage and the available capacity on the other Company satellites, the loss of capacity will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE G. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Telstar 12 (formerly Orion 2) was launched in October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral CyberStar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and retained the risk of loss. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

The Company's Telstar 10/Apstar IIR satellite has experienced minor losses of power from its solar arrays. Space Systems/Loral ("SS/L") is currently investigating the cause of these failures. Although to date Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that it will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of Telstar 10/Apstar IIR (which is fully insured) would result in a loss of revenues and profits to the Company. Based upon information currently available, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations to the Company.

Based upon its current expectations for growth, Loral CyberStar anticipates it will have additional funding requirements over the next three years to fund the streaming media investment, the purchase of VSATs, senior note interest payments, replacement of Telstar 11 which is expected to reach it's end of life in 2005, other capital expenditures and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 10/Apstar IIR, Telstar 11 and Telstar 12 as collateral for indebtedness for money borrowed. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.

NOTE H.  ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as the Company had no stand-alone or embedded derivatives at December 31, 2000 and had not historically entered into any derivative transactions to hedge currency or other exposures.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE H.  ACCOUNTING PRONOUNCEMENTS (CONTINUED)

As a matter of policy, the Company does not currently enter into transactions involving derivative financial instruments. In the event the Company does enter into such transactions in the future, such items will be accounted for in accordance with SFAS No. 133, in which case the Company will formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking such hedge transactions.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requirements certain disclosures, but it carriers over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which is effective for transactions entered into after March 31, 2001.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Management's Narrative Analysis of Results of Operations are not historical facts, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Loral CyberStar, Loral Space & Communications Ltd. ("Loral") or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Loral CyberStar or Loral with the Securities and Exchange Commission ("SEC"), press releases or oral statements made by or with the approval of an authorized executive officer of Loral CyberStar or Loral. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should" or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. The forward-looking statements are only predictions, and actual events or results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company has substantial debt; (ii) the Company's debt imposes restrictions and otherwise affects the Company's ability to undertake certain actions; (iii) the Company has funding requirements; (iv) the Company's satellites may fail prematurely;
(v) the Company cannot guarantee successful coordination for its satellites; and
(vi) the Company faces severe competition. The Company undertakes no obligation to update any forward looking statements. For a detailed discussion of these factors and conditions, please refer to the Company's most recent Annual Report on Form 10-K filed with the SEC.

GENERAL

The principal business of Loral CyberStar, Inc. (the "Company" or "Loral CyberStar"), formerly known as Orion Network Systems, Inc. ("Orion" or the "Predecessor Company"), and its subsidiaries guarantors is providing satellite-based communications services for private communications networks and video distribution and other satellite transmission services. Loral CyberStar is organized into two distinct operating segments as follows (see Note F to the unaudited condensed consolidated financial statements):

         Fixed Satellite Services: Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home services. Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral, manages the Company's Fixed Satellite Services ("FSS") segment.

         Data Services: Providing managed communications networks and Internet and intranet services, using transponder capacity primarily on the Loral Skynet and Loral CyberStar fleets.

COMMITMENTS AND CONTINGENCIES

In November 1995, a component on Telstar 11 (formerly Orion 1) malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of useable capacity. In such event, the Company would be entitled to a pro rata portion of the insurance coverage of approximately $195 million for the satellite. In light of the insurance coverage and the available capacity on the other Company satellites, the loss of capacity will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)


Telstar 12 (formerly Orion 2) was launched October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral CyberStar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and retained the risk of loss. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

The Company's Telstar 10/Apstar IIR satellite has experienced minor losses of power from its solar arrays. Space Systems/Loral ("SS/L") is currently investigating the cause of these failures. Although to date Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that it will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of Telstar 10/Apstar IIR (which is fully insured) would result in a loss of revenues and profits to the Company. Based upon information currently available, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations to the Company.

Based upon its current expectations for growth, Loral CyberStar anticipates it will have additional funding requirements over the next three years to fund the streaming media investment, the purchase of VSATs, senior note interest payments, replacement of Telstar 11 which is expected to reach it's end of life in 2005, other capital expenditures and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 10/Apstar IIR, Telstar 11 and Telstar 12 as collateral for indebtedness for money borrowed. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss (see Note F to the unaudited condensed consolidated financial statements for additional information on segment results.)

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)


OPERATING REVENUES (IN MILLIONS):

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                          2001             2000
                                                         -----            -----
Fixed Satellite Services .....................           $32.8            $22.0
Data Services ................................            23.8             24.8
Eliminations .................................            (6.4)            (4.6)
                                                         -----            -----
Operating revenues ...........................           $50.2            $42.2
                                                         =====            =====


EBITDA(1) (IN MILLIONS):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                          2001             2000
                                                         -----            -----
Fixed Satellite Services .....................           $26.4            $14.8
Data Services ................................            (6.7)            (2.8)
                                                         -----            -----
EBITDA(1) ....................................           $19.7            $12.0
                                                         =====            =====

---------------------------
(1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results.
However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

Revenues for the three months ended March 31, 2001 and 2000 were $50.2 million and $42.2 million, respectively. This increase is primarily attributable to the increased utilization of Telstar 12 and Telstar 10/Apstar IIR.

At March 31, 2001, the Company had contracted backlog of approximately $966.3 million, compared to $834.8 million at March 31, 2000, an increase of 16 percent. Revenue from contracted backlog is typically earned over two to five years.

Direct expenses for the three months ended March 31, 2001 and 2000 were $15.9 million and $16.8 million, respectively. This decrease is primarily attributable to the cost of equipment related to an equipment sale in 2000.

Sales and marketing expenses were $6.2 million and $5.9 for the three months ended March 31, 2001 and 2000, respectively.

Engineering and technical services expenses were $4.1 million and $2.4 million for the three months ended March 31, 2001 and 2000, respectively. This increase is primarily due to $0.5 million restructuring charges recorded in 2001 associated with closing the Company's German operations (which remained unpaid as of March 31, 2001), including involuntary terminations and other exit costs, and increased salaries supporting Data Services operations.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)


General and administrative expenses were $4.4 million and $5.0 million for the three months ended March 31, 2001 and 2000, respectively. This decrease relates primarily to cost efficiencies.

Depreciation and amortization was $27.3 million and $27.0 million for the three months ended March 31, 2001 and 2000, respectively.

Interest income was $0.2 million and $2.4 million for the three months ended March 31, 2001 and 2000, respectively. The decrease is due to a reduction in the balances held in the Company's restricted and segregated funds, which was used for satellite acquisition and for interest payments on the Company's Senior Notes.

Interest expense was $25.2 million and $23.8 million for the three months ended March 31, 2001 and 2000, respectively. The increase is primarily due to the interest incurred on the loan from Loral.

The Company recorded an income tax benefit of $0.2 million on a loss before income taxes of $32.5 million for the three months ended March 31, 2001 and an income tax provision of $1.0 million on a loss of $36.1 million for the three months ended March 31, 2000. When comparing 2001 to 2000, the change is primarily due to a recovery recorded in 2001 under the tax sharing agreement with Loral Space & Communications Corporation as opposed to a payment made in 2000 for the alternative minimum tax associated with the tax gain recognized upon the transfer of four orbital slots to Loral Space and Communications Corporation.

As a result of the above, the Company incurred net losses of $32.3 million and $37.0 million for the three months ended March 31, 2001 and 2000, respectively.

RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

FSS revenue for the three months ended March 31, 2001 was $32.8 million versus $22.0 million for the three months ended March 31, 2000. EBITDA for the three months ended March 31, 2001 was $26.4 million, or 80 percent of revenues, versus $14.8 million, or 67 percent of revenues, for the three months ended March 31, 2000. These increases are due to the increased utilization of Telstar 12 and Telstar 10/Apstar IIR and the intercompany leasing revenues from Data Services for capacity.

Data Services

Data Services revenue for the three months ended March 31, 2001 was $23.8 million versus $24.8 million for the three months ended March 31, 2000. EBITDA for the three months ended March 31, 2001 was a loss of $6.7 million versus a loss of $2.8 million for the three months ended March 31, 2000. The increase in EBITDA loss is primarily due to the increased direct costs from both third party and intercompany leasing activities, the restructuring costs associated with the Company's German operations, as well as increased engineering and technical services costs incurred in connection with the expansion of the business.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)


ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of this statement did not have an effect on the Company's financial position, results of operations or cash flows as the Company had no stand-alone or embedded derivatives at December 31, 2000 and had not historically entered into any derivative transactions to hedge currency or other exposures.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requirements certain disclosures, but it carriers over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which is effective for transactions entered into after March 31, 2001.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)


PART II. OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K


         (a)      Reports on Form 8-K:

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

                                           LORAL CYBERSTAR, INC.
                                           ---------------------
                                                 Registrant


Date:  May 14, 2001                      /s / RICHARD J. TOWNSEND
                               -------------------------------------------------
                                             Richard J. Townsend
                               Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer
                                                     and
                                       Registrant's Authorized Officer)