Form 10-Q
period 2001-06-30
LORAL CYBERSTAR INC
filed 2001-08-10
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



Commission file number 0-22085
                       -------


                              LORAL CYBERSTAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    52-1564318
---------------------------------------               --------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)




2440 Research Boulevard, Suite 400, Rockville, Maryland               20850
-------------------------------------------------------         ----------------
        (Address of principal executive offices)                   (Zip Code)


                                  301-258-8101
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR AMOUNTS)


                                                                                   JUNE 30,               DECEMBER 31,
                                                                                     2001                     2000
                                                                                  -----------             ------------
                                                                                  (Unaudited)                  Note

                                       ASSETS

Current assets:
   Cash and cash equivalents                                                      $    47,847             $    37,169
   Accounts receivable, net                                                            22,944                  22,204
   Prepaid expenses and other current assets                                            5,530                   8,218
   Due from Loral companies                                                            11,271                   9,545
                                                                                  -----------             -----------
Total current assets                                                                   87,592                  77,136

Property and equipment, net                                                           660,236                 702,311
Costs in excess of net assets acquired                                                569,956                 577,710
Deferred income taxes                                                                  42,413                  44,982
Other assets, net                                                                      25,609                  26,810
                                                                                  -----------             -----------

TOTAL ASSETS                                                                      $ 1,385,806             $ 1,428,949
                                                                                  ===========             ===========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of long-term debt                                              $     2,895             $     2,551
   Accounts payable                                                                     6,415                   7,368
   Accrued and other current liabilities                                               14,921                  11,366
   Customer deposits                                                                    4,234                   7,062
   Deferred revenue                                                                     7,012                   5,691
   Interest payable                                                                    22,843                  22,846
   Note payable to Loral SpaceCom                                                     104,669                 107,866
   Due to Loral companies                                                               8,348                   4,495
                                                                                  -----------             -----------
Total current liabilities                                                             171,337                 169,245
Long-term debt                                                                      1,016,366                 997,991
Deferred revenue                                                                          859                     998
Customer deposits                                                                       4,518                   5,413
Other long-term liabilities                                                              --                       125
Commitments and contingencies (Note G)
Stockholder's equity:
   Common stock, $.01 par value                                                          --                      --
   Capital in excess of par value                                                     588,197                 588,197
   Accumulated deficit                                                               (393,124)               (331,562)
   Accumulated other comprehensive loss                                                (2,347)                 (1,458)
                                                                                  -----------             -----------

Total stockholder's equity                                                            192,726                 255,177
                                                                                  -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $ 1,385,806             $ 1,428,949
                                                                                  ===========             ===========


--------------------

Note: The December 31, 2000 balance sheet has been derived from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        JUNE 30,                               JUNE 30,
                                              ----------------------------          ----------------------------
                                                 2001               2000               2001               2000
                                              ---------          ---------          ---------          ---------

Revenues                                      $  49,239          $  41,120          $  99,458          $  83,302

Operating expenses:
   Direct                                        15,066             16,458             30,921             33,257
   Sales and marketing                            5,371              6,996             11,580             12,895
   Engineering and technical services             2,355              2,660              6,435              5,092
   General and administrative                     4,174              5,850              8,565             10,846
   Depreciation and amortization                 27,709             26,876             54,973             53,845
                                              ---------          ---------          ---------          ---------
Total operating expenses                         54,675             58,840            112,474            115,935
                                              ---------          ---------          ---------          ---------

Loss from operations                             (5,436)           (17,720)           (13,016)           (32,633)

   Interest  income                                 403                622                617              3,003
   Interest expense                             (24,843)           (24,052)           (50,082)           (47,818)
   Other income                                      71                150                179                362
                                              ---------          ---------          ---------          ---------

Loss before income taxes                        (29,805)           (41,000)           (62,302)           (77,086)

Income tax benefit                                  502              2,898                738              1,936
                                              ---------          ---------          ---------          ---------

Net loss                                      $ (29,303)         $ (38,102)         $ (61,564)         $ (75,150)
                                              =========          =========          =========          =========





            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                              SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------------
                                                                            2001                    2000
                                                                         ---------               ---------
OPERATING ACTIVITIES
Net loss                                                                 $ (61,564)              $ (75,150)
Non-cash items:
   Deferred taxes                                                            2,569                   1,550
   Depreciation and amortization                                            54,973                  53,845
   Provision for bad debts                                                   1,174                   2,654
   Non-cash interest expense                                                19,882                  18,103
   Interest earned on restricted cash                                         --                    (3,308)
Changes in operating assets and liabilities:
   Accounts receivable                                                      (1,914)                (39,941)
   Prepaid expenses and other current assets                                 2,688                  (3,411)
   Due from Loral companies                                                 (1,726)                (11,825)
   Other assets                                                             (1,259)                    197
   Accounts payable and accrued and other current
        liabilities                                                          2,602                  (2,308)
   Customer deposits                                                        (3,723)                    767
   Deferred revenue                                                          1,182                  28,147
   Interest payable                                                             (3)                   --
   Due to Loral companies                                                    3,853                 (23,901)
                                                                         ---------               ---------
Net cash provided by (used in) operating activities                         18,734                 (54,481)
                                                                         ---------               ---------

INVESTING ACTIVITIES
Property and equipment                                                      (2,876)               (186,657)
Increase in restricted and segregated cash                                    --                       (64)
Use and transfers from restricted and
   segregated cash                                                            --                   165,625
                                                                         ---------               ---------
Net cash used in investing activities                                       (2,876)                (21,096)
                                                                         ---------               ---------

FINANCING ACTIVITIES
(Decrease) increase in note payable to Loral SpaceCom                       (3,197)                 23,067
Repayment of notes payable                                                    (772)                   (676)
Payment of satellite incentive obligation                                     (288)                   (136)
Proceeds from sale of orbital slots to Loral, net                             --                    34,260
Equity contributed from Loral                                                 --                    10,750
Other                                                                         (923)                 (2,135)
                                                                         ---------               ---------
Net cash (used in) provided by financing activities                         (5,180)                 65,130
                                                                         ---------               ---------

Net increase (decrease) in cash and cash equivalents                        10,678                 (10,447)
Cash and cash equivalents at beginning of period                            37,169                  24,117
                                                                         ---------               ---------
Cash and cash equivalents at end of period                               $  47,847               $  13,670
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

On March 20, 1998, Orion was acquired by Loral, through the merger with a wholly owned subsidiary of Loral (the "Merger").

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U. S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                       2001        2000
                                                    ---------   ---------

        Net loss.................................   $ 61,564    $  75,150
        Foreign currency translation adjustment..        889          636
                                                    --------    ---------
        Comprehensive loss........................  $ 62,453    $  75,786
                                                    ========    =========

EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the Merger and the subsequent recapitalization of the Company.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE B.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):



                                                                                JUNE 30,              DECEMBER 31,
                                                                                  2001                    2000
                                                                               -----------            -----------

11.25% Senior Notes (principal amount at maturity $443 million and premium of $49.0 million and $52.4 million at June 30, 2001 and
   December 31, 2000, respectively)...............................             $   491,989            $   495,377
12.5% Senior Discount Notes (principal amount at maturity $484 million and accreted principal amount of $453 million and $427
   million at June 30, 2001 and December 31, 2000, respectively)                   515,110                491,841
Note payable - TT&C Facility......................................                   1,559                  2,331
Satellite incentive obligations...................................                  10,560                 10,848
Other.............................................................                      43                    145
                                                                               -----------            -----------
   Total debt.....................................................               1,019,261              1,000,542
Less current portion..............................................                  (2,895)                (2,551)
                                                                               -----------            -----------
   Long-term debt.................................................             $ 1,016,366            $   997,991
                                                                               ===========            ===========



In connection with the Merger, Loral did not assume the Company's outstanding debt. Such debt remains outstanding and is non-recourse to Loral.

NOTE C.  NOTE PAYABLE TO LORAL

Loral CyberStar obtained additional financing (via an intercompany note from Loral SpaceCom) to complete the construction of its satellite fleet and meet its operating requirements. Borrowings under this note can be made for periods of 1, 2, 3 or 6 months and bear interest at LIBOR (4.73 percent at June 30, 2001) plus 275 basis points. The note can be prepaid at any time without penalty and is payable on demand. All borrowings under this note are subject to Loral SpaceCom's approval. At June 30, 2001, the outstanding amount under this note was $104.7 million (including accrued interest of $12.4 million) and is reflected on the balance sheet as a note payable to Loral SpaceCom. Such borrowings and accrued interest totaled $107.9 million at December 31, 2000.

NOTE D.  RELATED PARTY TRANSACTIONS

Due from Loral companies consist of the following (in thousands):



                                                                  June 30,    December 31,
                                                                    2001          2000
                                                                  --------      -------

     Due from CyberStar L.P................................       $  7,913      $ 7,960
     Due from Loral Space and Communications Corp..........          1,164        1,165
     Due from Loral Communications Services................             83           67
     Due from Space Systems/Loral..........................          2,111          353
                                                                  --------      -------
                                                                  $ 11,271      $ 9,545
                                                                  ========      =======


                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE D.  RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Loral companies consist of the following (in thousands):

                                             JUNE 30,    DECEMBER 31,
                                               2001          2000
                                             -------       -------

         Due to Loral Skynet .............   $ 7,892       $ 4,038
         Due to Loral ....................       456           456
         Due to Space Systems/Loral.......        --             1
                                             -------       -------
                                             $ 8,348       $ 4,495
                                             =======       =======

NOTE E.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for the current year with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses, when such losses are utilized by the consolidated group; otherwise, the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. The Company recorded a net receivable under this tax sharing agreement of approximately $1.9 million and $3.4 million and a deferred tax provision of $1.4 million and $2.6 million resulting in a net tax benefit of $0.5 million and $0.7 million for the three and six months ended June 30, 2001.

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

NOTE F.  SEGMENTS (CONTINUED)

                                                  THREE MONTHS ENDED JUNE 30, 2001
                                                            (UNAUDITED)


                                                  FIXED                           TOTAL
                                                SATELLITE          DATA         REPORTABLE
                                                SERVICES         SERVICES        SEGMENTS     ELIMINATIONS    CONSOLIDATED
                                                ----------       --------       ----------    ------------    ------------

Revenue from external customers.........        $     27.6       $   21.7       $     49.3       $  (0.1)      $     49.2
Intersegment revenue....................               5.5           --                5.5          (5.5)            --
                                                ----------       --------       ----------       -------       ----------
Gross revenue...........................        $     33.1       $   21.7       $     54.8       $  (5.6)      $     49.2
                                                ==========       ========       ==========       =======       ==========
EBITDA(1)...............................        $     27.6       $   (5.2)      $     22.4       $  (0.1)      $     22.3
Depreciation and amortization...........              22.3            5.4             27.7           --              27.7
                                                ----------       --------       ----------       -------       ----------
Income (loss) from operations...........        $      5.3       $  (10.6)      $     (5.3)      $  (0.1)      $     (5.4)
                                                ----------       --------       ----------       -------       ----------
Total assets............................        $  1,273.6       $  112.2       $  1,385.8       $   --        $  1,385.8
                                                ==========       ========       ==========       =======       ==========


                                                  THREE MONTHS ENDED JUNE 30, 2000
                                                            (UNAUDITED)

                                                  FIXED                           TOTAL
                                                SATELLITE          DATA         REPORTABLE
                                                SERVICES         SERVICES        SEGMENTS     ELIMINATIONS    CONSOLIDATED
                                                ----------       --------       ----------    ------------    ------------

Revenue from external customers..........       $     18.3       $   23.6       $     41.9       $  (0.8)      $     41.1
Intersegment revenue.....................              5.6           --                5.6          (5.6)            --
                                                ----------       --------       ----------     ---------       -----------
Gross revenue............................       $     23.9       $   23.6       $     47.5       $  (6.4)      $     41.1
                                                ==========       ========       ==========       =======       ==========
EBITDA (1)...............................       $     16.0       $   (6.0)      $     10.0       $  (0.8)      $      9.2
Depreciation and amortization............             22.6            4.3             26.9           --              26.9
                                                ----------       --------       ----------     ---------       -----------
Loss from operations.....................       $     (6.6)      $  (10.3)      $    (16.9)      $  (0.8)      $    (17.7)
                                                ==========       ========       ==========       =======       ==========
Total assets.............................       $  1,398.2       $  117.6       $  1,515.8       $   --        $  1,515.8
                                                ==========       ========       ==========       =======       ==========

                                                   SIX MONTHS ENDED JUNE 30, 2001
                                                            (UNAUDITED)

                                                  FIXED                           TOTAL
                                                SATELLITE          DATA         REPORTABLE
                                                SERVICES         SERVICES        SEGMENTS     ELIMINATIONS    CONSOLIDATED
                                                ----------       --------       ----------    ------------    ------------

Revenue from external customers..........       $     54.0       $   45.6       $     99.6       $  (0.1)      $     99.5
Intersegment revenue.....................             11.9           --               11.9         (11.9)            --
                                                ----------       --------       ----------     ---------       -----------
Gross revenue............................       $     65.9       $   45.6       $    111.5       $ (12.0)      $     99.5
                                                ==========       ========       ==========       =======       ==========
EBITDA(1)................................       $     54.0       $  (11.9)      $     42.1       $  (0.1)      $     42.0
Depreciation and amortization............             44.8           10.2             55.0           --              55.0
                                                ----------       --------       ----------     ---------       -----------
Income (loss) from operations............       $      9.2       $  (22.1)      $    (12.9)      $  (0.1)      $    (13.0)
                                                ==========       ========       ==========       =======       ==========


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

NOTE F.  SEGMENTS (CONTINUED)



                                             SIX MONTHS ENDED JUNE 30, 2000
                                                        (UNAUDITED)

                                                  FIXED                           TOTAL
                                                SATELLITE          DATA         REPORTABLE
                                                SERVICES         SERVICES        SEGMENTS     ELIMINATIONS    CONSOLIDATED
                                                ----------       --------       ----------    ------------    ------------



Revenue from external customers .......         $  35.7          $  48.4          $  84.1       $  (0.8)        $  83.3
Intersegment revenue...................            10.2              --              10.2         (10.2)            --
                                                -------          --------         -------        ------         -------
Gross revenue..........................         $  45.9          $  48.4          $  94.3       $ (11.0)        $  83.3
                                                =======          =======          =======       =======         =======
EBITDA(1)..............................         $  30.9          $  (8.9)         $  22.0       $  (0.8)        $  21.2
Depreciation and amortization .........            44.9              8.9             53.8          --              53.8
                                                -------          -------          -------       --------        -------
Loss from operations...................         $ (14.0)         $ (17.8)         $ (31.8)      $  (0.8)        $ (32.6)
                                                =======          =======          =======       =======         =======



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

NOTE G. COMMITMENTS AND CONTINGENCIES

In November 1995, a component on Telstar 11 (formerly Orion 1) malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of useable capacity. In such event, the Company would be entitled to a pro rata portion of the insurance coverage of approximately $195 million for the satellite. In light of the insurance coverage and the available capacity on other Company satellites, the Company believes that this loss of capacity will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

NOTE G. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company's Telstar 10/Apstar IIR satellite has experienced minor losses of power from its solar arrays. Space Systems/Loral, Inc. ("SS/L") is currently investigating the cause of these failures. Although to date Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that it will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of Telstar 10/Apstar IIR (which is fully insured) would result in a loss of revenues and profits to the Company. Based upon information currently available, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations to the Company.

Loral CyberStar anticipates it will have additional requirements over the next three years to fund the growth in the business, the purchase of VSATs and other capital expenditures, senior note interest payments, the replacement of Telstar 11 which is expected to reach its end of life in 2005, and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 10/Apstar IIR, Telstar 11 and Telstar 12 as collateral for indebtedness. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.

NOTE H.  ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of this standard did not have an effect on the Company's financial position, results of operations or cash flows, as the Company had no stand-alone or embedded derivatives at December 31, 2000 and had not historically entered into any derivative transactions to hedge currency or other exposures.

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


NOTE H.  ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carriers over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements. The Company has determined that there was no impact relating to the adoption of the other provisions of SFAS No. 140.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $562 million at the date of adoption and annual amortization of approximately $16 million that resulted from business combinations completed prior to the adoption of SFAS 141. The Company will evaluate goodwill under the new transitional impairment test in SFAS 142 and accordingly, has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

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

COMMITMENTS AND CONTINGENCIES

In November 1995, a component on Telstar 11 (formerly Orion 1) malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of useable capacity. In such event, the Company would be entitled to a pro rata portion of the insurance coverage of approximately $195 million for the satellite. In light of the insurance coverage and the available capacity on other Company satellites, the Company believes that this loss of capacity will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

The Company's Telstar 10/Apstar IIR satellite has experienced minor losses of power from its solar arrays. Space Systems/Loral, Inc. ("SS/L") is currently investigating the cause of these failures. Although to date Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that it will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of Telstar 10/Apstar IIR (which is fully insured) would result in a loss of revenues and profits to the Company. Based upon information currently available, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations to the Company.

Loral CyberStar anticipates it will have additional requirements over the next three years to fund the growth in the business, the purchase of VSATs and other capital expenditures, senior note interest payments, the replacement of Telstar 11 which is expected to reach its end of life in 2005, and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 10/Apstar IIR, Telstar 11 and Telstar 12 as collateral for indebtedness. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

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

REVENUES (IN MILLIONS):



                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               -------------------     -----------------------

                                                 2001        2000        2001           2000
                                               -------     -------     -------        --------
       Fixed Satellite Services.........       $  33.1     $  23.9     $  65.9        $   45.9
       Data Services....................          21.7        23.6        45.6            48.4
       Eliminations ....................          (5.6)       (6.4)      (12.0)          (11.0)
                                               -------     -------     -------        --------
       Revenues ........................       $  49.2     $  41.1     $  99.5        $   83.3
                                               =======     =======     =======        ========

    EBITDA(1) (IN MILLIONS):


                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               -------------------     -----------------------

                                                 2001        2000        2001           2000
                                               -------     -------     -------        --------

       Fixed Satellite Services.........       $  27.6     $  16.0     $  54.0        $   30.9
       Data Services....................          (5.2)       (6.0)      (11.9)           (8.9)
       Eliminations ....................          (0.1)       (0.8)       (0.1)           (0.8)
                                               -------     -------     -------        --------
       EBITDA(1)........................       $  22.3     $   9.2     $  42.0        $   21.2
                                               =======     =======     =======        ========



--------------------
(1) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

Revenues for the three months ended June 30, 2001 and 2000 were $49.2 million and $41.1 million, respectively. Revenues for the six months ended June 30, 2001 and 2000 were $99.5 million and $83.3 million, respectively. These increases are primarily related to the increased number of transponders leased in 2001 as compared to 2000, which primarily resulted from the increased utilization of the Company's Telstar 12 satellite, which was placed into service in January 2000 and the Company's Telstar 10/Apstar IIR satellite, which was purchased in September 1999.

Direct expenses for the three months ended June 30, 2001 and 2000 were $15.1 million and $16.5 million, respectively. Direct expenses for the six months ended June 30, 2001 and 2000 were $30.9 million and $33.3 million, respectively. These decreases were primarily attributable to cost savings realized from streamlining operations.

Sales and marketing expenses were $5.4 million and $7.0 million for the three months ended June 30, 2001 and 2000, respectively. Sales and marketing expenses for the six months ended June 30, 2001 and 2000 were $11.6 million and $12.9 million, respectively. These decreases were primarily attributable to cost savings realized from streamlining operations.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)

Engineering and technical services expenses were $2.4 million and $2.7 million for the three months ended June 30, 2001 and 2000, respectively. Engineering and technical expenses for the six months ended June 30, 2001 and 2000 were $6.4 million and $5.1 million, respectively. The increase for the six months ended June 30, 2001 was primarily due to $0.5 million of charges recorded in 2001 associated with closing the Company's German operation, including involuntary terminations and other exit costs (of which $.1 million remains unpaid as of June 30, 2001), and increased salaries supporting data services operations.

General and administrative expenses were $4.2 million and $5.9 million for the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses for the six months ended June 30, 2001 and 2000 were $8.6 million and $10.8 million, respectively. These decreases were primarily attributable to cost savings realized from streamlining operations.

Depreciation and amortization were $27.7 million and $26.9 million for the three months ended June 30, 2001 and 2000, respectively. Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 were $55.0 million and $53.8 million, respectively. In 2002, amortization expense is expected to decrease by approximately $3.9 million per quarter, as a result of the Company's adoption of SFAS No. 142 (see Accounting Pronouncements).

Interest income was $0.4 million and $0.6 million for the three months ended June 30, 2001 and 2000, respectively. Interest income for the six months ended June 30, 2001 and 2000 was $0.6 million and $3.0 million, respectively. The decrease for the six months ended June 30, 2001, is due to a reduction in the balances held in the Company's restricted and segregated funds, which was used for satellite acquisition and for interest payments on the Company's senior notes.

Interest expense was $24.8 million and $24.1 million for the three months ended June 30, 2001 and 2000, respectively. Interest expense for the six months ended June 30, 2001 and 2000 was $50.1 million and $47.8 million, respectively. These increases are primarily due to the amortization of the discount on the Senior Discount Notes.

The Company recorded an income tax benefit of $0.5 million and $2.9 million on a loss before income taxes of $30 million and $41 million for three months ended June 30, 2001 and 2000, respectively, and an income tax benefit of $0.7 million and $1.9 million on a loss before income taxes of $62 million and $77 million for the six months ended June 30, 2001, and 2000, respectively. When comparing 2001 to 2000, the reduction in the current year benefit is primarily attributable to a lower amount received from Loral Space & Communications Corporation under the tax sharing agreement.

As a result of the above, the Company incurred net losses of $29.3 million and $38.1 million for the three months ended June 30, 2001 and 2000, respectively. Net losses for the six months ended June 30, 2001 and 2000 were $61.6 million and $75.2 million, respectively.

RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

FSS revenues for the three months ended June 30, 2001 were $33.1 million as compared to $23.9 million for the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 were $65.9 million as compared to $45.9 million for the six months ended June 30, 2000. EBITDA for the three months ended June 30, 2001 was $27.6 million, or 83 percent of revenues, as compared to $16.0 million, or 67 percent of revenues, for the three months ended June 30, 2000. EBITDA for the six months ended June 30, 2001 was $54.0 million, or 82 percent of revenues, as compared to $30.9 million, or 67 percent of revenues, for the six months ended June 30, 2000. These increases are due to the increased number of transponders leased in 2001 as compared to 2000 and the intercompany leasing revenues from data services for capacity. At June 30, 2001, FSS had contracted backlog of approximately $735.0 million, as compared to $739.4 million at December 31, 2000.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)

Data Services

Data services revenues for the three months ended June 30, 2001 were $21.7 million as compared to $23.6 million for the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 were $45.6 million as compared to $48.4 million for the six months ended June 30, 2000. Revenues decreased in part due to the slowdown of worldwide demand for telecommunications and Internet services. EBITDA for the three months ended June 30, 2001 was a loss of $5.2 million as compared to a loss of $6.0 million for the three months ended June 30, 2000. This decrease primarily resulted from cost savings realized from streamlining operations. EBITDA for the six months ended June 30, 2001 was a loss of $11.9 million as compared to a loss of $8.9 million for the six months ended June 30, 2000. The increase in EBITDA loss for the six months ended June 30, 2001, is primarily due to lower revenues, offset in part by cost savings realized from streamlining operations. At June 30, 2001, data services had contracted backlog of approximately $150.1 million, as compared to $190.8 million at December 31, 2000. The decrease in backlog resulted from de-bookings, due to the continued softness in the Internet business globally.

ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows, of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of this standard did not have an effect on the Company's financial position, results of operations or cash flows, as the Company had no stand-alone or embedded derivatives at December 31, 2000 and had not historically any derivative transactions to hedge currency or other exposures.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carriers over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements. The Company has determined that there was no impact relating to the adoption of the other provisions of SFAS No. 140.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected carrying value of approximately $562 million at the date of adoption and annual amortization of approximately $16 million that resulted from business combinations completed prior to the adoption of SFAS 141. The Company will evaluate goodwill under the new transitional impairment test in SFAS 142 and accordingly, has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

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





                                          LORAL CYBERSTAR, INC.
                                          ---------------------
                                               Registrant


Date:  August 8, 2001                      /S/   RICHARD J. TOWNSEND
                           ----------------------------------------------------------------
                                                 Richard J. Townsend
                                 Senior Vice President and Chief Financial Officer
                           (Principal Financial Officer and Registrant's Authorized Officer)
