Form 10-Q
period 2001-09-30
LORAL CYBERSTAR INC
filed 2001-11-14
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR AMOUNTS)




                                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                                            2001                 2000
                                                                                         -------------        ------------
                                                                                          (UNAUDITED)              NOTE

                                       ASSETS
Current assets:
   Cash and cash equivalents                                                            $          6,745     $         37,169
   Accounts receivable, net                                                                       25,987               22,204
   Prepaid expenses and other current assets                                                       6,727                8,218
   Due from Loral companies                                                                        8,945                9,545
                                                                                        ----------------     ----------------
Total current assets                                                                              48,404               77,136

Property and equipment, net                                                                      638,664              702,311
Costs in excess of net assets acquired, net                                                      566,079              577,710
Deferred income taxes                                                                             40,966               44,982
Other assets                                                                                      26,470               26,810
                                                                                        ----------------     ----------------

TOTAL ASSETS                                                                            $      1,320,583     $      1,428,949
                                                                                        ================     ================

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of long-term debt                                                   $           2,919    $           2,551
   Accounts payable                                                                                6,858                7,368
   Accrued and other current liabilities                                                          13,131               11,366
   Customer deposits                                                                               5,711                7,062
   Deferred revenue                                                                                6,375                5,691
   Interest payable                                                                               10,384               22,846
   Note payable to Loral SpaceCom                                                                 79,669              107,866
   Due to Loral companies                                                                             --                4,495
                                                                                        ----------------     ----------------
Total current liabilities                                                                        125,047              169,245

Long-term debt                                                                                 1,026,134              997,991
Deferred revenue                                                                                   2,154                  998
Customer deposits                                                                                  4,588                5,413
Other long-term liabilities                                                                           --                  125
Commitments and contingencies (Note G) Stockholder's equity:
   Common stock, $.01 par value                                                                       --                   --
   Capital in excess of par value                                                                588,197              588,197
   Accumulated deficit                                                                          (423,911)            (331,562)
   Accumulated other comprehensive loss                                                           (1,626)              (1,458)
                                                                                        ----------------     ----------------
Total stockholder's equity                                                                       162,660              255,177
                                                                                        ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $      1,320,583    $       1,428,949
                                                                                        ================     ================

------------
Note: The December 31, 2000 balance sheet has been derived from the audited consolidated financial statements at that date.


            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                               ------------------------        ----------------------

                                                  2001          2000             2001         2000
                                               ----------    ----------        ---------    ---------
Revenues                                       $   46,690    $   43,517        $ 146,148    $ 126,819

Operating expenses:
   Direct                                          12,148        15,250           41,375       48,507
   Sales and marketing                              3,863         5,416           15,443       18,311
   Engineering and technical services               2,767         2,663            9,202        7,755
   General and administrative                       4,786         5,771           15,079       16,617
   Depreciation and amortization                   27,764        27,108           82,737       80,953
                                               ----------    ----------        ---------    ---------
Total operating expenses                           51,328        56,208          163,836      172,143
                                               ----------    ----------        ---------    ---------
Loss from operations                               (4,638)      (12,691)         (17,688)     (45,324)

   Interest  income                                   328           340              945        3,343
   Interest expense                               (25,039)      (24,754)         (75,121)     (72,572)
   Other income                                       115           152              294          514
                                               ----------    ----------        ---------    ---------

Loss before income taxes                          (29,234)      (36,953)         (91,570)    (114,039)

Income tax (expense) benefit                       (1,517)        1,946             (779)       3,882
                                               ----------    ----------        ---------    ---------

Net loss                                          (30,751)   $  (35,007)      $  (92,349)   $(110,157)
                                               ==========    ==========       ==========    =========







            See notes to condensed consolidated financial statements.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                 2001               2000
                                                             ------------       ------------
OPERATING ACTIVITIES
Net loss                                                     $    (92,349)     $    (110,157)
Non-cash items:
   Deferred taxes                                                   4,016              2,358
   Depreciation and amortization                                   82,736             80,953
   Provision for bad debts                                          5,262              4,117
   Non-cash interest expense                                       30,259             27,552
   Interest earned on restricted cash                                  --             (3,518)
   Other                                                               --                 65

Changes in operating assets and liabilities:
   Accounts receivable                                             (9,045)            15,147
   Prepaid expenses and other current assets                        1,491               (765)
   Due from Loral companies                                           600             (2,000)
   Other assets                                                    (3,445)                43
   Accounts payable and accrued and other current
        liabilities                                                 1,255                118
   Customer deposits                                               (2,176)             2,040
   Deferred revenue                                                 1,840            (18,214)
   Interest payable                                               (12,462)           (12,457)
   Due to Loral companies                                          (4,495)           (37,452)
                                                             ------------
   Due to Space Systems/Loral                                          --             (9,750)
                                                             ------------       ------------
Net cash (used in) provided by operating activities                 3,487            (61,920)
                                                             ------------       ------------

INVESTING ACTIVITIES
Purchase of property and equipment                                 (4,331)          (190,269)
Increase in restricted and segregated cash                             --                (64)
                                                             ------------
Use and transfers from restricted and
   segregated cash                                                     --            190,898
                                                             ------------       ------------
Net cash (used in) provided by investing activities                (4,331)               565
                                                             ------------       ------------

FINANCING ACTIVITIES
(Decrease) increase in note payable to Loral SpaceCom             (28,197)            23,081
Repayment of notes payable                                         (1,179)            (1,031)
Payment of satellite incentive obligation                            (473)              (207)
Proceeds from sale of orbital slots to Loral, net                      --             34,260
Equity contributed by Loral                                            --             10,750
Other                                                                 269             (3,147)
                                                             ------------       ------------
Net cash (used in) provided by financing activities               (29,580)            63,706
                                                             ------------       ------------

Net (decrease) increase in cash and cash equivalents              (30,424)             2,351
Cash and cash equivalents at beginning of period                   37,169             24,117
                                                             ------------       ------------
Cash and cash equivalents at end of period                   $      6,745      $      26,468
                                                             ============      =============





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

     Data Services: ___ Providing managed communications networks and Internet and intranet services, using transponder capacity primarily on the Loral Skynet and Loral CyberStar fleets.

On March 20, 1998, Orion was acquired by Loral, through the merger with a wholly owned subsidiary of Loral (the "Merger").

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U. S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                   2000              2001
                                               --------------    --------------

Net loss.................................        $     92,349    $     110,157
Foreign currency translation adjustment..                 171            1,157
                                                 ------------    -------------
Comprehensive loss........................       $     92,520    $     111,314
                                                 ============    =============
EARNINGS PER SHARE

Earnings per share is not presented since it is not considered meaningful due to the Merger and the subsequent recapitalization of the Company.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE B.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):



                                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                                           2000                 2001
                                                                                       -------------         ------------

11.25% Senior Notes (principal amount at maturity $443 million and premium of
  $47.2 million and $52.4 million at September 30, 2001
  and December 31, 2000, respectively)...........................................       $     490,229         $    495,377
12.5% Senior Discount Notes (principal amount at maturity $484 million and accreted principal amount of $467 million and $427 million at September 30,
  2001 and December 31, 2000, respectively) ...................................             527,250               491,841
Note payable - TT&C Facility...................................................                1,152                 2,331
Satellite incentive obligations................................................               10,375                10,848
Other..........................................................................                   47                   145
                                                                                       -------------         -------------
   Total debt..................................................................            1,029,053             1,000,542
Less current portion...........................................................               (2,919)               (2,551)
                                                                                       -------------         -------------
   Long-term debt..............................................................        $   1,026,134         $     997,991
                                                                                       =============         =============



In connection with the Merger, Loral did not assume the Company's outstanding debt. Such debt remains outstanding and is non-recourse to Loral.

Exchange Offer

A number of holders of Loral CyberStar's 11-1/4% Senior Notes due 2007 and its 12-1/2% Senior Discount Notes due 2007 have agreed to participate in an exchange offer that would substantially reduce the principal amount of Loral CyberStar's outstanding debt obligations. Loral Cyberstar has in the aggregate $443 million principal amount of senior notes outstanding and $484 principal amount of senior discount notes outstanding as of September 30, 2001.

In the exchange offer, for every $1,000 principal amount of senior notes, plus accrued interest tendered and accepted for exchange, each holder will receive
(i) $750.247 principal amount of new Loral CyberStar 10% Senior Notes due 2006, guaranteed by Loral and (ii) warrants to purchase 7.40 shares of common stock of Loral.

For every $1,000 principal amount of senior discount notes tendered and accepted for exchange, each holder will receive (i) $707.935 principal amount of Loral CyberStar's 10% Senior Notes due 2006, guaranteed by Loral and (ii) warrants to purchase 6.98 shares of common stock of Loral.

If the exchange offer is accepted in full, holders will receive an aggregate of $675 million of new notes, and warrants to purchase 6,657,096 shares of common stock of Loral at 110% of the market price of Loral common stock calculated over a 10 day period prior to closing of the exchange offer. The indenture governing the new senior notes offered under the exchange offer is expected to have more restrictive limitations on Loral CyberStar's ability to incur additional debt and use assets as collateral for indebtedness, as compared to the existing indentures of Loral CyberStar.

By tendering their existing notes, holders will also be consenting to the proposed amendments to the senior note indenture and the senior discount note indenture to eliminate substantially all of the covenants and events of default that may be removed by majority consent of the holders consistent with the applicable indentures and the requirements of the Trust Indenture Act of 1939, as amended. Rights to receive principal and interest on the existing notes not tendered will not be impaired.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE B.  LONG-TERM DEBT (CONTINUED)

The exchange offer is subject to certain conditions including, among other things, receiving tenders of at least 85% in principal amount of the existing notes. To date, holders of 50.29% of the existing notes (representing 49.04% in principal amount of the senior notes and 51.43% in principal amount of the senior discount notes) have agreed to tender their notes and consent to the amendment of the indentures governing any notes not tendered for exchange.

Upon consummation of the exchange offer and consent solicitation, Loral SpaceCom Corporation, a subsidiary of Loral, has agreed to a cancellation of its $79.7 million intercompany notes issued to it by Loral CyberStar (see Note C) ranking pari passu to senior debt and the transfer to Loral Space & Communications Corporation of Loral CyberStar's data services business and the issuance of a new note to Loral SpaceCom in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to the new Loral CyberStar 10% Senior Notes and guaranteed by Loral.

Assuming the exchange offer is accepted in full, Loral CyberStar's annual cash interest payments will be reduced by approximately $43 million. Under generally accepted accounting principles dealing with debt restructurings, the Company will recognize a minimal gain on completion of the transaction and the carrying value of the new notes on the balance sheet will be approximately $996 million. The difference between the carrying value and the face value of $675 million of the new notes will serve to reduce interest expense for the life of the new notes.

The securities to be issued to public bondholders in the exchange offer will be offered or sold pursuant to a registration statement to be filed with the Securities and Exchange Commission.

NOTE C.  NOTE PAYABLE TO LORAL

Loral CyberStar obtained additional financing (via an intercompany note from Loral SpaceCom) to complete the construction of its satellite fleet and meet its operating requirements. Borrowings under this note can be made for periods of 1, 2, 3 or 6 months and bear interest at LIBOR (2.59 percent at September 30, 2001) plus 275 basis points. The note can be prepaid at any time without penalty and is payable on demand. All borrowings under this note are subject to Loral SpaceCom's approval. At September 30, 2001, the outstanding amount under this note was $79.7 million (including accrued interest of $12.4 million) and is reflected on the balance sheet as a note payable to Loral SpaceCom. Such borrowings and accrued interest totaled $107.9 million at December 31, 2000.

NOTE D.  RELATED PARTY TRANSACTIONS

Due from Loral companies consist of the following (in thousands):



                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2000             2001
                                                               -------------    ------------
         Due from CyberStar L.P.............................    $  6,579         $  7,960
         Due from Loral Space & Communications Corp.........       1,260            1,165
         Due from Loral Communications Services.............          43               67
         Due from Space Systems/Loral ("SS/L")                       290              353
         Due from Loral Skynet..............................         773               --
                                                                --------         --------
                                                                $  8,945         $  9,545
                                                                ========         ========


                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE D.  RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Loral companies consist of the following (in thousands):



                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 2000               2001
                                                             -------------      -------------
       Due to Loral Skynet ........................          $         --       $      4,038
       Due to Loral ...............................                    --                456
       Due to Space Systems/Loral..................                    --                  1
                                                             ------------       ------------
                                                             $         --       $      4,495
                                                             ============       ============



NOTE E.  INCOME TAXES

The Company is included in the consolidated U.S. Federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for the current year with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses, when such losses are utilized by the consolidated group; otherwise, the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. The Company recorded a net receivable under this tax sharing agreement of approximately $0 million and $3.4 million and a deferred tax provision of $1.5 million and $4.0 million resulting in a net tax provision of $1.5 million and $0.8 million for the three and nine months ended September 30, 2001 respectively.

NOTE F.  SEGMENTS

The Company's two operating segments are Fixed Satellite Services and Data Services (see Note A).

In evaluating financial performance, ___ management uses revenues and earnings before interest, ___ taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Intersegment revenues consist primarily of sales by Fixed Satellite Services to Data Services for the lease of transponder capacity. Summarized financial information concerning the Company's operating segments is as follows (in millions):

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE F.  SEGMENTS (CONTINUED)

                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)




                                                 FIXED                               TOTAL
                                               SATELLITE            DATA           REPORTABLE
                                                SERVICES          SERVICES          SEGMENTS         ELIMINATIONS      CONSOLIDATED
                                               ----------        ---------         ----------        ------------      ------------
Revenue from external customers .......        $     27.8        $    18.9         $     46.7        $         --       $      46.6
Intersegment revenue...................               3.8               --                3.8                (3.8)               --
                                               ----------        ---------         ----------        ------------       -----------
Gross revenue..........................        $     31.6        $    18.9         $     50.5        $       (3.8)      $      46.6
                                               ==========        =========         ==========        ============       ===========
EBITDA (1).............................        $     25.5        $    (2.4)        $     23.1        $         --       $      23.1
Depreciation and amortization .........              22.2              5.5               27.7                  --              27.7
                                               ----------        ---------         ----------        ------------       -----------
Income (loss) from operations..........        $      3.3        $    (7.9)        $     (4.6)       $         --       $      (4.6)
                                               ----------        ---------         ----------        ------------       -----------
Total assets...........................        $  1,248.6        $    72.0         $  1,320.6        $         --       $   1,321.4
                                               ==========        =========         ==========        ============       ============



                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)




                                                 FIXED                               TOTAL
                                               SATELLITE            DATA           REPORTABLE
                                                SERVICES          SERVICES          SEGMENTS         ELIMINATIONS      CONSOLIDATED
                                               ----------        ---------         ----------        ------------      ------------
Revenue from external customers .......        $     21.5        $    22.6         $     44.1        $       (0.6)      $      43.5
Intersegment revenue...................               7.6              0.6                8.2                (8.2)               --
                                               ----------        ---------         ----------        ------------       -----------
Gross revenue..........................        $     29.1        $    23.2         $     52.3        $       (8.8)      $      43.5
                                               ==========        =========         ==========        ============       ===========
EBITDA (1).............................        $     22.3        $    (7.3)        $     15.0        $       (0.6)      $      14.4
Depreciation and amortization .........              22.5              4.6               27.1                  --              27.1
                                               ----------        ---------         ----------        ------------       -----------
Loss from operations ..................        $     (0.2)       $   (11.9)        $    (12.1)       $       (0.6)      $     (12.7)
                                               ----------        ---------         ----------        ------------       -----------
Total assets...........................        $  1,359.5        $    79.2         $  1,438.7        $         --       $   1,438.7
                                               ==========        =========         ==========        ============       ============


                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)




                                                 FIXED                               TOTAL
                                               SATELLITE            DATA           REPORTABLE
                                                SERVICES          SERVICES          SEGMENTS         ELIMINATIONS      CONSOLIDATED
                                               ----------        ---------         ----------        ------------      ------------
Revenue from external customers .......        $     81.8        $    64.4         $    146.2        $       (0.1)      $     146.1
Intersegment revenue...................              15.7               --               15.7               (15.7)               --
                                               ----------        ---------         ----------        ------------       -----------
Gross revenue..........................        $     97.5        $    64.4         $    161.9        $      (15.8)      $     146.1
                                               ==========        =========         ==========        ============       ===========
EBITDA (1).............................        $     79.5        $   (14.4)        $     65.1        $       (0.1)      $      65.0
Depreciation and amortization .........              67.0             15.7               82.7                  --              82.7
                                               ----------        ---------         ----------        ------------       -----------
Income (loss) from operations..........        $     12.5        $   (30.1)        $    (17.6)       $       (0.1)      $     (17.7)
                                               ==========        =========         ==========        ============       ===========


                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE F.  SEGMENTS (CONTINUED)

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)




                                                 FIXED                               TOTAL
                                               SATELLITE            DATA           REPORTABLE
                                                SERVICES          SERVICES          SEGMENTS         ELIMINATIONS      CONSOLIDATED
                                               ----------        ---------         ----------        ------------      ------------
Revenue from external customers .......        $     57.2        $    71.0         $    128.2        $       (1.4)      $     126.8
Intersegment revenue...................              17.8              0.6               18.4               (18.4)               --
                                               ----------        ---------         ----------        ------------       -----------
Gross revenue..........................        $     75.0        $    71.6         $    146.6        $      (19.8)      $     126.8
                                               ==========        =========         ==========        ============       ===========
EBITDA (1).............................        $     53.2        $   (16.2)        $     37.0        $       (1.4)      $      35.6
Depreciation and amortization .........              67.4             13.5               80.9                  --              80.9
                                               ----------        ---------         ----------        ------------       -----------
Loss from operations...................        $    (14.2)       $   (29.7)        $    (43.9)       $       (1.4)      $     (45.3)
                                               ==========        =========         ==========        ============       ============



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

NOTE G. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company's Telstar 10/Apstar IIR satellite has experienced minor losses of power from its solar arrays. Although to date Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that it will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred and the number and type of use being made of transponders then in service.In connection with the renewal of the insurance for our Telestar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by SS/L and has the same solor array configuration as another 1300 class satellite manufactured by SS/L that recently experienced a solor array failure of a different nature. SS/L believes that this failure is an isolated event and does not reflect a systematic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect Telstar 10/Apstar IIR. SS/L is currently providing the basis for this conclusion to the insurance underwriters. While the Company anticipates that this exclusion will be removed upon further review by the insurance underwriters, there can be no assurance that this exclusion will be removed.

Loral CyberStar anticipates it will have additional requirements over the next three years to fund the growth in the business, the purchase of VSATs and other capital expenditures, senior note interest payments, the replacement of Telstar 11 which is expected to reach its end of life in 2005, and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 10/Apstar IIR, Telstar 11 and Telstar 12 as collateral for indebtedness (see Note B). If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar. If the exchange offer is accepted, Loral CyberStar's liquidity will improve as a result of the reduction in annual cash interest payments and the principal amount of indebtedness (see Note B).

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

NOTE H.  ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carriers over most of SFAS No. 125's provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements for the year ended December 31, 2000. The Company has determined that there was no impact relating to the adoption of the other provisions of SFAS No. 140.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its results of operations or its financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS 144 on January 1, 2002. The Company has not yet determined the impact that the adoption of SFAS 144 will have on its results of operations or its financial position.

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

The Company's Telstar 10/Apstar IIR satellite has experienced minor losses of power from its solar arrays. Although to date Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that it will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred and the number and type of use being made of transponders then in service.In connection with the renewal of the insurance for our Telestar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by SS/L and has the same solor array configuration as another 1300 class satellite manufactured by SS/L that recently experienced a solor array failure of a different nature. SS/L believes that this failure is an isolated event and does not reflect a systematic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect Telstar 10/Apstar IIR. SS/L is currently providing the basis for this conclusion to the insurance underwriters. While the Company anticipates that this exclusion will be removed upon further review by the insurance underwriters, there can be no assurance that this exclusion will be removed.

Loral CyberStar anticipates it will have additional requirements over the next three years to fund the growth in the business, the purchase of VSATs and other capital expenditures, senior note interest payments, the replacement of Telstar 11 which is expected to reach its end of life in 2005, and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 10/Apstar IIR, Telstar 11 and Telstar 12 as collateral for indebtedness. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar. If the exchange offer is accepted, Loral CyberStar's liquidity will improve as a result of the reduction in annual cash interest payments and the principal amount of indebtedness (see Other Matters).

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




REVENUES (IN MILLIONS):


                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                      ---------------------------------  ---------------------------------
                                           2001               2000              2001             2000
                                      ---------------   ---------------  ---------------   ---------------

Fixed Satellite Services.........       $        31.6     $       29.1     $        97.5     $        75.0
Data Services(1).................                18.9             23.2              64.4              71.6
Eliminations ....................                (3.8)            (8.8)            (15.8)            (19.8)
                                        -------------     ------------     -------------     -------------
Revenues ........................       $        46.7     $       43.5     $       146.1     $       126.8
                                        =============     ============     =============     =============

EBITDA(2)  (IN  MILLIONS):



                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      ---------------------------------  ---------------------------------
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                           2001               2000              2001             2000
                                      ---------------   ---------------  ---------------   ---------------
Fixed Satellite Services.........       $        25.5     $        22.3    $        79.5     $        53.2
Data Services....................                (2.4)             (7.3)           (14.4)            (16.2)
Eliminations ....................                  --              (0.6)            (0.1)             (1.4)
                                        -------------     -------------    -------------     -------------
EBITDA(2)........................       $        23.1     $        14.4    $        65.0     $        35.6
                                        =============     =============    =============     =============





---------------------------
(1) Equipment sales for data services were $1.5 million and $0.4 million for the three months ended September 30, 2001 and 2000 respectively, and $2.9 million and $4.7 million for the nine months ended September 30, 2001 and 2000, respectively.

(2) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

Revenues for the three months ended September 30, 2001 and 2000 were $46.7 million and $43.5 million, respectively. Revenues for the nine months ended September 30, 2001 and 2000 were $146.1 million and $126.8 million, respectively. These increases are primarily related to the increased number of transponders leased in 2001 as compared to 2000, on the Company's Telstar 12 satellite, which was placed into service in January 2000 and the Company's Telstar 10/Apstar IIR satellite, which was purchased in September 1999. These increases were offset by lower data service revenues which were in part due to the slowdown of worldwide demand for telecommunications and Internet services.

Direct expenses for the three months ended September 30, 2001 and 2000 were $12.1 million and $15.3 million, respectively. Direct expenses for the nine months ended September 30, 2001 and 2000 were $41.4 million and $48.5 million, respectively. These decreases were primarily attributable to cost savings realized from reduced headcount, site consolidation and rationalization of satellite capacity.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)

Sales and marketing expenses were $3.9 million and $5.4 million for the three months ended September 30, 2001 and 2000, respectively. Sales and marketing expenses for the nine months ended September 30, 2001 and 2000 were $15.4 million and $18.3 million, respectively. These decreases were primarily attributable to cost savings realized from reduced headcount and site consolidation.

Engineering and technical services expenses were $2.8 million and $2.7 million for the three months ended September 30, 2001 and 2000, respectively. Engineering and technical expenses for the nine months ended September 30, 2001 and 2000 were $9.2 million and $7.8 million, respectively. The increase for the nine months ended September 30, 2001 was primarily due to $0.5 million of charges recorded in 2001 associated with closing the Company's German operation, including involuntary terminations and other exit costs (of which $0.1 million remains unpaid as of September 30, 2001), and increased salaries supporting data services operations.

General and administrative expenses were $4.8 million and $5.8 million for the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $15.1 million and $16.6 million, respectively. These decreases were primarily attributable to cost savings realized from reduced headcount and site consolidation.

Depreciation and amortization were $27.7 million and $27.1 million for the three months ended September 30, 2001 and 2000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 were $82.7 million and $81.0 million, respectively. In 2002, amortization expense is expected to decrease by approximately $3.9 million per quarter, as a result of the Company's adoption of SFAS No. 142 (see Accounting Pronouncements).

Interest income was $0.3 million and $0.3 million for the three months ended September 30, 2001 and 2000, respectively. Interest income for the nine months ended September 30, 2001 and 2000 was $0.9 million and $3.3 million, respectively. The decrease for the nine months ended September 30, 2001, is due to a reduction in the balances held in the Company's restricted and segregated funds, which was used for satellite acquisition and for interest payments on the Company's senior notes.

Interest expense was $25.0 million and $24.8 million for the three months ended September 30, 2001 and 2000, respectively. Interest expense for the nine months ended September 30, 2001 and 2000 was $75.1 million and $72.6 million, respectively. These increases are primarily due to the amortization of the discount on the Senior Discount Notes. If the Loral CyberStar exchange offer is accepted in full, Loral Cyberstar does not expect it will recognize any interest expense on the new senior notes and as a result, its interest expense will be reduced significantly (Note B).

The Company recorded an income tax expense of $1.5 million and an income tax benefit of $1.9 million on a loss before income taxes of $29.2 million and $37.0 million for the three months ended September 30, 2001 and 2000, respectively, and an income tax expense of $0.8 million and an income tax benefit of $3.9 million on a loss before income taxes of $91.6 million and $114.0 million for the nine months ended September 30, 2001, and 2000, respectively. When comparing 2001 to 2000, the reduction in the current year benefit is primarily attributable to a lower amount received from Loral Space & Communications Corporation under the tax sharing agreement, as a result of reduced usage by Loral (see Note E).

As a result of the above, the Company incurred net losses of $30.8 million and $35.0 million for the three months ended September 30, 2001 and 2000, respectively. Net losses for the nine months ended September 30, 2001 and 2000 were $92.3 million and $110.2 million, respectively.

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS BY OPERATING SEGMENT

Fixed Satellite Service

FSS revenues for the three months ended September 30, 2001 were $31.6 million as compared to $29.1 million for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $97.5 million as compared to $75.0 million for the nine months ended September 30, 2000. EBITDA for the three months ended September 30, 2001 was $25.5 million, or 81 percent of revenues, as compared to $22.3 million, or 77 percent of revenues, for the three months ended September 30, 2000. EBITDA for the nine months ended September 30, 2001 was $79.5 million, or 82 percent of revenues, as compared to $53.2 million, or 71 percent of revenues, for the nine months ended September 30, 2000. These increases are primarily due to the increased number of transponders leased in 2001 as compared to 2000, offset by lower intercompany leasing revenues from data services for capacity. At September 30, 2001, FSS had contracted backlog of approximately $674.4 million, as compared to $739.4 million at December 31, 2000.

Data Services

Data services revenues for the three months ended September 30, 2001 were $18.9 million as compared to $23.2 million for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $64.4 million as compared to $71.6 million for the nine months ended September 30, 2000. Revenues decreased in part due to the slowdown of worldwide demand for telecommunications and Internet services. EBITDA for the three months ended September 30, 2001 was a loss of $2.4 million as compared to a loss of $7.3 million for the three months ended September 30, 2000. EBITDA for the nine months ended September 30, 2001 was a loss of $14.4 million as compared to a loss of $16.2 million for the nine months ended September 30, 2000. The decreases in EBITDA losses were primarily due to cost savings realized from reduced headcount, site consolidation and rationalization of satellite capacity offset, by lower revenues. At September 30, 2001, data services had contracted backlog of approximately $126 million, as compared to $190.8 million at December 31, 2000. The decrease in backlog resulted from de-bookings, due to the continued softness in the Internet business globally.

OTHER MATTERS

Exchange Offer

A number of holders of Loral CyberStar's 11-1/4% Senior Notes due 2007 and its 12-1/2% Senior Discount Notes due 2007 have agreed to participate in an exchange offer that would substantially reduce the principal amount of Loral CyberStar's outstanding debt obligations. Loral Cyberstar has in the aggregate $443 million principal amount of senior notes outstanding and $484 principal amount of senior discount notes outstanding as of September 30, 2001.

In the exchange offer, for every $1,000 principal amount of senior notes, plus accrued interest tendered and accepted for exchange, each holder will receive
(i) $750.247 principal amount of new Loral CyberStar 10% Senior Notes due 2006, guaranteed by Loral and (ii) warrants to purchase 7.40 shares of common stock of Loral.

For every $1,000 principal amount of senior discount notes tendered and accepted for exchange, each holder will receive (i) $707.935 principal amount of Loral CyberStar's 10% Senior Notes due 2006, guaranteed by Loral and (ii) warrants to purchase 6.98 shares of common stock of Loral.

If the exchange offer is accepted in full, holders will receive an aggregate of $675 million of new notes, and warrants to purchase 6,657,096 shares of common stock of Loral at 110% of the market price of Loral Common stock calculated over a 10 day period prior to closing of the exchange offer. The indenture governing the new senior notes offered under the exchange offer is expected to have more restrictive limitations on Loral CyberStar's ability to incur

                              LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)

additional debt and use assets as collateral for indebtedness, as compared to the existing indentures of Loral CyberStar.

By tendering their existing notes, holders will also be consenting to the proposed amendments to the senior note indenture and the senior discount note indenture to eliminate substantially all of the covenants and events of default that may be removed by majority consent of the holders consistent with the applicable indentures and the requirements of the Trust Indenture Act of 1939, as amended. Rights to receive principal and interest on the existing notes not tendered will not be impaired.

The exchange offer is subject to certain conditions including, among other things, receiving tenders of at least 85% in principal amount of the existing notes. To date, holders of 50.29% of the existing notes (representing 49.04% in principal amount of the senior notes and 51.43% in principal amount of the senior discount notes) have agreed to tender their notes and consent to the amendment of the indentures governing any notes not tendered for exchange.

Upon consummation of the exchange offer and consent solicitation, Loral SpaceCom Corporation, a subsidiary of Loral, has agreed to a cancellation of its $79.7 million intercompany notes issued to it by Loral CyberStar (see Note C) ranking pari passu to senior debt and the transfer to Loral Space & Communications Corporation of Loral CyberStar's data services business and the issuance of a new note to Loral SpaceCom in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to the new Loral CyberStar 10% Senior Notes and guaranteed by Loral.

Assuming the exchange offer is accepted in full, Loral CyberStar's annual cash interest payments will be reduced by approximately $43 million. Under generally accepted accounting principles dealing with debt restructurings, the Company will recognize a minimal gain on completion of the transaction and the carrying value of the new notes on the balance sheet will be approximately $996 million. The difference between the carrying value and the face value of $675 million of the new notes will serve to reduce interest expense for the life of the new notes.

The securities to be issued to public bondholders in the exchange offer will be offered or sold pursuant to a registration statement to be filed with the Securities and Exchange Commission.

Insurance Costs

The Company has received preliminary indication that the satellite industry will likely be faced with significantly higher premiums on launch and in-orbit insurance in the future. Any such increases will increase the cost of doing business for the Company. The Company intends to pass on such increased cost to its customers. There can be no assurance, however, that it will be able to do so.

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

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing

                             LORAL CYBERSTAR, INC.
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                                   (CONTINUED)

of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carriers over most of SFAS No. 125's provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements for the year ended December 31, 2000. The Company has determined that there was no impact relating to the adoption of the other provisions of SFAS No. 140.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its results of operations or its financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS 144 on January 1, 2002. The Company has not yet determined the impact that the adoption of SFAS 144 will have on its results of operations or its financial position.

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

                                               LORAL CYBERSTAR, INC.
                                               ---------------------
                                                    Registrant


Date:  November 12, 2001                /s/    RICHARD J. TOWNSEND
                               -------------------------------------------------
                                             Richard J. Townsend
                               Senior Vice President and Chief Financial Officer
                                 (Principal Financial Officer and Registrant's
                                            Authorized Officer)