Form 10-K
period 2001-12-31
LORAL ORION INC
filed 2002-04-01
CIK 1029850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 Commission file number 0-22085

                                LORAL ORION, INC.


           Delaware                                               52-1564318
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      500 Hills Drive, Bedminster, NJ 07921

                          Telephone: (908) 470-2300

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                          11 1/4% Senior Notes Due 2007
                     12 1/2% Senior Discount Notes Due 2007
                            10% Senior Notes Due 2006

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

The number of shares of common stock, par value $.01 per share of the registrant outstanding as of December 31, 2001 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2) OF FORM 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. BUSINESS.

General

      Loral Orion, Inc. ("we", "us", "Loral Orion" or the "Company"), more recently known as Loral CyberStar, Inc., before it transferred its data services business to another subsidiary of its parent, Loral Space & Communications Ltd. ("Loral") in December 2001 in connection with the Company's exchange offers, is a provider of satellite-based communications services, providing fixed satellite services, including video distribution and other satellite transmission services.

Business Segment

      Prior to December 21, 2001, the Company operated in two business segments:
Fixed Satellite Services and Data Services. On December 21, 2001, the Company, in connection with exchange offers for its outstanding senior notes and senior discount notes, transferred its data services business to a subsidiary of Loral. Accordingly, it now operates in one segment, Fixed Satellite Services.

      Loral Orion, through its ownership of three high power geostationary satellites, and with agreements with Loral Skynet, a division of Loral SpaceCom Corporation, a wholly owned subsidiary of Loral, provides transmission capacity to cable and television programmers, news and information networks, telecommunications companies, Internet service providers, ISPs and other carriers for a variety of applications. The Company's customers include HBO, Disney, Cable & Wireless and United Pan Europe Communications. A majority of the Company's transmission capacity services consist of video services. The Company generally offers transmission capacity services under long term contracts and also offers occasional use services for periods of up to a few hundred hours. Unless otherwise indicated, all transponder references for the Company's satellites are in 36 MHz equivalents.

      About 200 commercial geosynchronous satellites currently offer fixed satellite services. The Company competes primarily with large fleet operators, including PanAmSat Corporation, SES Global, Intelsat and Eutelsat. Large fleets offer customers global or near-global coverage and in-orbit backup in case of a satellite failure. The Company is a member of the Loral Global Alliance, whose other members include Loral Skynet, Skynet do Brasil, Satelites Mexicanos, S.A de C.V., Europe*Star Limited and Stellat S.N.C. The Loral Global Alliance, with ten satellites currently and 15 expected by the end of 2003, enhances the geographic reach, market presence and offerings of Loral Orion.

        In providing fixed satellite services, the Company faces competition from fiber optic cable and other terrestrial delivery systems. In some applications, such as broadcast or point-to-multipoint transmission of video, satellites are usually considerably more efficient. In other applications, fiber may cost less, so that satellites compete on the basis of superior reliability, or as a back-up service.

      Telstar 11, a high power satellite with 48 Ku-band transponders, commenced operations in January 1995, and provides coverage in North America as far west as Phoenix, Arizona and in Europe as far east as Istanbul, Turkey.

      Telstar 12, a high power satellite with 57 Ku-band transponders, commenced operations in January 2000 and expands Loral Orion's European coverage and extends coverage to portions of Russia, Latin America, the Middle East and South Africa. Telstar 12 was launched in October 1999 into 15 degrees W.L.

      Telstar 10/Apstar IIR, formerly known as Apstar IIR, a high power satellite with 28 C-Band and 24 Ku-Band transponders, commenced operations in December 1997 at 76.5 degrees E.L. and covers portions of Asia, Europe, Africa and Australia, accounting for more than 75% of the world's population. Loral Orion purchased all of Telstar 10/Apstar IIR's transponder capacity (other than a single, reserved C-Band transponder) from APT Satellite Company in September 1999 to replace its Orion 3 satellite, which was lost in a launch failure in May 1999. Insurance proceeds from the launch failure covered most of the $273 million purchase price. APT has also given Loral Orion the right to provide replacement satellites at this orbital location at the end of the satellite's useful life, for which Loral Orion will be required to pay a fee to APT for the right to use the orbital slot.

      In March 2000, Loral Orion entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees W.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection with this transaction, Loral Orion also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total purchase price for the slots and these agreements was $36.5 million, which was applied by Loral Orion towards the last installment payment on Telstar 10/Apstar IIR. This assignment was approved by the Federal Communications Commission on December 11, 2000.

Agreements with Loral Skynet and Loral

      Loral Orion and Loral Skynet, entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral Orion (i) marketing and sales of satellite capacity services on the Loral Orion satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral Orion satellite network (the "Technical Services", and together with the Sales Services, the "Services"). The Company is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee. Loral Orion believes it has achieved cost efficiencies in connection with the Loral Skynet Agreements.

      Beginning in 2002, Loral initiated the allocation of corporate management expenses to its individual subsidiaries and divisions, including Loral Orion. The allocation of these expenses is computed with respect to Loral Orion in a manner consistent with Loral's other subsidiaries and divisions, using a fixed formula based on three factors: employee payroll, revenues and assets. The amount expected to be allocated to Loral Orion is estimated to be between three and four million dollars for 2002.

Exchange Offers and Transfer of Data Business

      In December 2001, the Company successfully completed exchange offers and consent solicitations for $841,302,000 aggregate principal amount of 11.25% senior notes due 2007 and 12.50% senior discount notes due 2007 in exchange for $612,704,000 principal amount of the Company's new 10% senior notes due July 15, 2006, which new senior notes are guaranteed by Loral, together with five-year warrants to purchase 6,042,986 shares of Loral's common stock at a purchase price of $2.37 per share and $59,753 in cash paid to certain holders of new senior notes in lieu of receipt of a principal amount of new senior notes in a denomination other than an integral multiple of $1,000. The exchange offers were part of a plan to reduce and refinance the Company's indebtedness and to create a capital structure that is intended to permit the Company to finance anticipated obligations with respect to its fixed satellite services business. Approximately $36,627,000 principal amount of the original senior notes and $49,071,000 principal amount of the senior discount notes remain outstanding after consummation of the exchange offers.

      In connection with the consummation of the exchange offers and consent solicitations, Loral SpaceCom Corporation agreed to cancel its $79.7 million intercompany note issued to it by the Company which ranked pari passu to senior debt in exchange for the transfer of the Company's data services business to a newly formed Loral subsidiary, and the issuance of a new note to Loral SpaceCom Corporation in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to the Company's new senior notes and guaranteed by Loral.

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

                                              TELSTAR 10/APSTAR IIR              TELSTAR 11                       TELSTAR 12
                                            --------------------------     -----------------------      ----------------------------
Region Covered.........................     Asia and portions of           Europe, SE Canada, U.S.      Eastern U.S., SE Canada,
                                            Europe, portions of Africa     East of the Rockies and      Europe,  Russia, Middle
                                            and Australia                  portions of Mexico           East, North Africa, portions
                                                                                                        of South America, portions
                                                                                                        of Central America

Satellite Manufacturer.................     Space Systems/Loral            MMS Space Systems            Space Systems/Loral
                                                                           (subsidiary of Matra
                                                                           Marconi Space)

Ku-Band Transponders (1)(2)............     14@54 MHz                      28@54 MHz                    38@54 MHz
                                            2@36 MHz                        6@36 MHz

C-Band Transponders (1) (3)............     25@36 MHz                      --                           --
                                            2@30 MHz

Usable Bandwidth (4)...................     1788 MHz                       1728 MHz                     2052 MHz

EIRP (5)...............................     44 - 52 dBW                    47 - 52 dBW                  47 - 50 dBW
                                            30 - 37 dBW
                                            for C-band returns

Total Prime Power (6)..................     8500 Watts                     4500 Watts                   7000 Watts

Expected End of Useful Life (7)........     2012                           2005                         2015

Approximate Percentage of World
Population Covered by Satellite (8)....     75%                            17.9%                        27%

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

(8) The approximate percentages of world population covered or to be covered by the Loral Orion satellites are not additive. In the aggregate, the footprints of the Loral Orion satellites cover over approximately 85 percent of the world's population.

Employees

      As of December 31, 2001, Loral Orion and its subsidiaries had no full time employees. See Loral Skynet Agreements.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, we, Loral or our representatives have made or may make forward- looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "would", "could", "should", "anticipates", "estimates", "project", "intend", or "outlook" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by us with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. We undertake no obligation to update any forward-looking statements. The following are representative of factors that could affect the outcome of the forward-looking statements.

Financial Structure

We have substantial debt.

      As of December 31, 2001, we had $709 million principal amount of senior debt. Our 10% senior notes mature in 2006 and are guaranteed by Loral. In addition, our 11.25% senior notes and 12.50% senior discount notes mature in 2007. Our ability to meet our debt service obligations will be dependent upon our future performance, including our ability to sustain our revenues, which will be subject to financial, business, competitive and other factors, including factors beyond our control. There can be no assurance that we will be able to generate sufficient cash flow to meet our debt service obligations with respect to all of our outstanding indebtedness, if there was an uninsured loss of one of our satellites or as a result of other factors beyond our control.For the twelve months ended December 31, 2001, we had a deficiency of earnings to cover fixed charges of approximately $106.7 million.

Our debt imposes restrictions and otherwise affects our ability to undertake certain actions.

      The indentures relating to our 10% senior notes contain restrictions, which among other things, limit our ability to incur other indebtedness, create liens, make investments, sell assets, pay dividends and engage in mergers and acquisitions. In addition, the level of our indebtedness adversely affects:

o our ability to pay expenses and fund expenditures, which will be affected by our need to use a substantial amount of our cash flow to service existing indebtedness;

o     our ability to raise additional debt; and

o our flexibility in planning for, or reacting to, changes to our business and market conditions.

We have funding requirements.

      We anticipate we will have additional requirements over the next three years to fund the replacement of Telstar 11 which is expected to reach the end of its useful life in 2005. To the extent that excess cash flow from our satellites is not sufficient to meet these requirements, we will need to secure funding from Loral, or raise additional financing to fund this requirement. Sources of additional capital may include public or private debt, vendor financing, equity financings or strategic investments. To the extent that we seek to raise additional debt financing, the indenture relating to our 10% senior notes limits the amount of such additional debt to $100 million for such replacement satellite and prohibits us from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness. If we are unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on our business.

Operational Matters

Launch failures have delayed some of our operations in the past and may do so again in the future.

      We depend on third parties, in the United States and abroad, to launch our satellites. Satellite launches are risky, and some launch attempts have ended in failure. We ordinarily insure against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Our insurance typically does not cover business interruption, and launch failures may therefore result in uninsured economic losses. Replacement of a lost satellite typically requires at least 24 months from the time a contract is executed until the launch date of the replacement satellite.

After launch, our satellites remain vulnerable to in-orbit failures, which may result in uninsured losses.

      Failure of satellite components in space may result in damage to or loss of a satellite before the end of its expected life. In-orbit failure may result from various causes, some random, including component failure, loss of power or fuel, inability to maintain positioning of the satellite, solar and other astronomical events, and space debris. Satellites are carefully built and tested and have some redundant components to save the satellite in case of a component failure. Due to the failure of a primary component, one of our satellites is currently operating using a back-up component. If this back-up component fails and the primary component cannot be restored, this satellite could lose a significant amount of capacity which, until replacement satellites are placed in-orbit, would result in lost revenue and lost profits to the Company.

      Repair of satellites in space is not feasible. Many factors affect the useful life of our satellites including fuel consumption, the quality of construction, degradation of solar panels and the durability of components.

Telstar 10/Apstar IIR has experienced operational problems with its solar arrays.

      Telstar 10/Apstar IIR has experienced minor losses of power from its solar arrays. Although, to date, Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that Telstar 10/Apstar IIR will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred, and the number and type of uses being made of transponders then in service. A complete or partial loss of Telstar 10/Apstar IIR could result in a loss of revenues and profits. Based upon information currently available, including design redundancies to accommodate small power losses and the fact that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations.

It may be difficult to obtain full insurance coverage for satellites that have experienced problems in the past.

      While we have in the past, consistent with industry practice, typically obtained in-orbit insurance for our satellites, we cannot guarantee that, upon a policy's expiration, we will be able to renew the insurance on terms acceptable to us, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. For example, in connection with the renewal of the insurance for the Telstar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by Space Systems/Loral ("SS/L") and has the same solar array configuration as another 1300-class satellite manufactured by SS/L that recently experienced a solar array failure. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that this anomaly will affect Telstar 10/ Apstar IIR. We are currently in discussions with our insurers to remove this exclusion from the Telstar 10/ Apstar IIR policy, in return for a deductible for losses arising from electrical problems on the satellite's solar arrays. There can be no assurance that these discussions will be successful. An uninsured loss of a satellite will have a material adverse effect on our consolidated financial position and our results of operations.

      We are faced with increased costs due to the recent trend in the insurance industry towards higher insurance premiums and shorter terms.

      We, like others in the satellite industry, are faced with significantly higher premiums on launch and in-orbit insurance and significantly shorter coverage periods than those that have been available in the past, which was due in part to the events of September 11, 2001. This development in the insurance industry will increase our cost of doing business. We intend to pass on such increased cost to our customers, although we cannot guarantee that we will be able to do so. Insurance market conditions have historically been cyclical in nature. While we anticipate that these conditions will improve in the future, there can be no assurance that they will do so.

We compete for market share and customers; technological developments from competitors or others may reduce demand for our services.

      We face heavy competition in fixed satellite services from companies such as PanAmSat Corporation, SES Global and newly privatized organizations such as Intelsat and Eutelsat. Competition in this market may lower prices or result in reduced satellite fleet utilization, which may have an adverse effect on our consolidated financial position and our results of operations.

      As land-based telecommunications services expand, demand for some satellite-based services may be reduced. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways or through the use of incompatible standards.

      We also compete for local regulatory approval in places in which both we and a competitor may want to operate. We also compete for scarce frequency assignments and fixed orbital positions.

Our business is regulated, causing uncertainty and additional costs.

      Our business is regulated by authorities in multiple jurisdictions, including the Federal Communications Commission, the International Telecommunication Union, or ITU, and the European Union. The following are some strategically important activities which are regulated and could be adversely affected by regulatory policies:

      o the operation of our business in the U.S. and foreign markets;

      o the launch of satellites; and

      o the international service offered by our business operations.

      Regulatory authorities in the various jurisdictions in which we operate can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for, the licenses which we need, and so increase our costs. The regulatory process also requires potentially costly negotiations with third parties operating or intending to operate satellites at or near orbital locations where we place our satellites so that the frequencies of those other satellites do not interfere with our own. For example, as part of our coordination effort on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. We also granted Eutelsat the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. Moreover, as part of this international coordination process, we continue to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees west longitude. If these discussions are not successful, Telstar 12's useable capacity may be reduced. We cannot guarantee successful frequency coordination for our satellites.

      Failure to successfully coordinate our satellites' frequencies or to resolve other required regulatory approvals could have an adverse effect on our consolidated financial position and our results of operations.

We face risks in conducting business internationally.

      A substantial portion of our revenue is generated from customers located outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Almost all of our contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay us due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad where it could be difficult for us to enforce our rights.

Matters Relating To Holders Of Our 11.25% Senior Notes And 12.50% Senior Discount Notes.

The rights of holders of our 11.25% senior notes and 12.50% senior discount notes under their indentures have been substantially reduced.

     In December 2001, as part of our exchange offers and consent solicitations, the indentures for our 11.25% senior notes and 12.50% senior discount notes were amended so as to remove substantially all of their operating restrictions and events of default.

The market for our 11.25% senior notes and 12.50% senior discount notes is limited.

     Because the exchange offers and consent solicitations that we conducted in December 2001 resulted in the tender and exchange of substantially all of our 11.25% senior notes and 12.50% senior discount notes then outstanding, the market for the remaining notes is quite limited. Moreover, we cannot guarantee that these notes will continue to be rated in the future.

ITEM 2. PROPERTIES.

      Loral Orion does not own or lease office space. See Loral Skynet
Agreements.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is party to legal and regulatory proceedings incident to its business. The Company does not believe that there are any material legal proceedings pending or, to the knowledge of its management, threatened against, the Company or its subsidiaries that would have a material effect on its consolidated financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Omitted pursuant to General Instruction I of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      All of the Company's outstanding common stock is owned, directly or indirectly, by Loral Space & Communications Corporation, a wholly owned subsidiary of Loral. Therefore, there is no public trading market for the Company's common stock. The Company has never paid dividends on its common stock. The Company's indenture relating to its 10% senior notes obligations includes certain restrictions on the Company's ability to pay dividends or make loans to its parent.

ITEM 6. SELECTED FINANCIAL DATA.

      Omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

      Except for the historical information contained herein, the matters discussed in the following Management's Narrative Analysis of Results of Operations of Loral Orion, Inc. ("Loral Orion" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of the factors and conditions that could affect the outcome of forward-looking statements relate to
(i) the Company's financial structure, and (ii) operational matters. For a detailed discussion of these factors and conditions, please refer to the section of this Annual Report on Form 10-K titled "Certain Factors that May Affect Future Results" beginning on page 5 and to the other periodic reports filed with the SEC by Loral Orion. In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. The Company undertakes no obligation to update any forward-looking statements.

General

      The principal business of Loral Orion, Inc. (the "Company" or "Loral Orion"), more recently known as Loral CyberStar, Inc., is leasing transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"). Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral, manages the Company's continuing operations.

      Prior to December 21, 2001, the Company operated in two business segments:
Fixed Satellite Services and Data Services. On December 21, 2001, the Company, in connection with the exchange offers for its outstanding senior notes and senior discount notes, transferred its data services business to a subsidiary of Loral. Accordingly, it now operates in one segment, Fixed Satellite Services.

      The Company's revenues from continuing operations are principally generated from long-term contracts or occasional use services for transmission capacity services.

      The Company's historical consolidated balance sheets, statements of operations and cash flows have been restated to account for the data services segment as a discontinued operation.

      No restrictions exist on the ability of any of the subsidiaries of Loral Orion ("Subsidiary Guarantors") other than inconsequential subsidiaries, to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

Critical accounting matters

      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period. Actual results could differ from estimates.

      Depreciation is provided for on the straight-line method for satellites over the estimated useful life of the satellite, which is determined by engineering analyses performed at the in-service date and re-evaluated periodically.

      Realization of the net deferred tax assets is dependent on the Company's ability to generate future taxable income and utilize tax planning strategies. A valuation allowance has been recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized based on current estimates and assumptions. The Company evaluates the valuation allowance on a quarterly basis. Any resulting changes to the valuation allowance would result in an adjustment to income in the period the determination is made.

      Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The most important contingencies impacting our financial statements are detailed below under Operational Matters.

Results of Operations

      In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discusses the results of Loral Orion for 2001, 2000 and 1999.

Operating Revenues from Continuing Operations (in millions):

                                                      Year ended December 31,
                                                -------------------------------

                                                  2001        2000        1999
                                                -------     -------     -------
Fixed Satellite Services ...................    $ 128.7     $ 109.4     $  42.8
Eliminations (1) ...........................      (19.8)      (26.0)       (7.1)
                                                -------     -------     -------

Operating revenues .........................    $ 108.9     $  83.4     $  35.7
                                                =======     =======     =======

EBITDA(2) (in millions):

                                                      Year ended December 31,
                                                -------------------------------

                                                  2001        2000        1999
                                                -------     -------     -------
Fixed Satellite Services ...................    $ 105.2     $  81.9     $  21.7
Eliminations (1) ...........................      (19.8)      (26.0)       (7.1)
                                                -------     -------     -------

EBITDA .....................................    $  85.4     $  55.9     $  14.6
                                                =======     =======     =======

----------

      (1) Primarily represents sales to the Company's discontinued operation (formerly the data services segment).

      (2)EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

      Revenues from continuing operations for 2001, 2000 and 1999, were $108.9 million, $83.4 million, and $35.7 million, respectively. These increases were primarily due to the increased number of transponders leased and higher revenue per transponder in 2001 and 2000 as compared to the respective prior year, primarily resulting from the addition of two satellites to our fleet in the latter part of 1999 (see below).

      Cost of satellite services for continuing operations for 2001, 2000 and 1999, were $107.2 million, $104.6 million and $69.0 million, respectively. The increase in 2000 as compared to 1999, was primarily due to increased depreciation expense from Telstar 10/Apstar IIR acquired in September 1999 and Telstar 12 which went into service in December 1999.

      Selling, general and administrative expenses for continuing operations 2001, 2000 and 1999, were $10.8 million, $12.8 million and $12.5 million, respectively. The decrease in 2001 as compared to 2000 was primarily due to a reduction in marketing and promotions expenses.

      Interest income for continuing operations for 2001, 2000 and 1999, was $0.4 million, $2.8 million and $6.1 million, respectively. The decreases were primarily due to a reduction in the balances held for investments for the respective years. Interest expense for 2001, 2000 and 1999 was $98.3 million, $97.2 million and $69.6 million, respectively. The increase in 2000 as compared to 1999 was primarily due to the decrease in capitalized interest and interest incurred on the note payable to Loral SpaceCom.

      The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2001 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by Loral Space & Communications Corporation. For the year ended December 31, 2001, the Company recorded a current income tax benefit of approximately $8.8 million under this tax sharing agreement (a receivable from Loral Space & Communications Corporation) and a deferred tax provision of $4.5 million.

      During December 2001, the Company recognized an extraordinary gain of $26.2 million, net of taxes, related to the Company's debt exchanges.

      The historical consolidated balance sheet, statements of operations and cash flows have been restated for all periods presented to account for the data services segment as a discontinued operation. The financial data presented for the Company's data services segment reflects the historical sales and expenses of the data services segment after elimination of intercompany transactions with FSS. Discontinued operations include revenue for the data services segment of $80.2 million, $103.8 million and $69.2 million for the period January 1, 2001 to December 21, 2001 and the years ended December 31, 2000 and 1999, respectively. See Note 4 to the consolidated financial statements.


Results by Operating Segment

Fixed Satellite Service

      Fixed Satellite Services revenue for 2001 was $128.7 million as compared to $109.4 million in 2000 and $42.8 in 1999. EBITDA on the same basis was $105.2 million in 2001, or 82 percent of revenues, as compared to $81.9 million, or 75 percent of revenues in 2000 and $21.7 million, or 51 percent of revenues in 1999. These increases in EBITDA are primarily due to strong revenue growth from the increased number of transponders leased and higher revenue per transponder in 2001 and 2000 as compared to the respective prior year, primarily resulting from the addition of two satellites to the Company's fleet in the latter part of 1999, without a corresponding increase in operating costs.

      At December 31, 2001, the Company had an external contracted backlog (representing future revenues under customer contracts) of approximately $576.0 million, as compared to $739.4 million at December 31, 2000. As of December 31, 2001, the average length of contracted backlog was approximately 5.5 years. The reduction in total funded backlog resulted from contract terminations in the third and fourth quarters of 2001, as well as de-bookings arising largely from the restructuring of one customer contract in the second quarter of 2001, which reduced the length of the lease agreement from 13 years to eight. In this instance the Company received appropriate compensation in exchange for meeting its customer's requirements and, accordingly, this de-booking did not have an adverse impact on results of operations in 2001, nor is it expected to have an adverse impact on near-term results of operations.

Other Matters

Operational Matters

      Loral Orion anticipates it will have additional requirements over the next three years to fund the replacement of Telstar 11 which is expected to reach the end of its useful life in 2005. To the extent that excess cash flow from Loral Orion's satellites is not sufficient to meet these requirements, Loral Orion will need to secure funding from Loral, or raise additional financing to fund this requirement. Sources of additional capital may include public or private debt, vendor financing, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, its indenture relating to the Company's 10% senior notes limits the amount of such additional debt to $100 million for such replacement satellite and prohibits Loral Orion from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness.

      Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, Loral Orion agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral Orion's behalf. As part of this coordination effort, Loral Orion agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to those transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

      On September 28, 1999, Loral Orion purchased from APT Satellite Company Limited ("APT") for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/Apstar IIR satellite. Loral Orion has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Loral Orion also has the right to provide replacement satellites upon the end of life of Telstar 10/Apstar IIR, for which it will be required to pay a fee to APT for the right to use the orbital slot.

      Telstar 10/Apstar IIR has experienced minor losses of power from its solar arrays. Although, to date, Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that Telstar 10/Apstar IIR will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred, and the number and type of uses being made of transponders then in service. A complete or partial loss of Telstar 10/Apstar IIR could result in a loss of revenues and profits. Based upon information currently available, including design redundancies to accommodate small power losses and the fact that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations.

      While the Company has in the past, consistent with industry practice, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. For example, in connection with the renewal of the insurance for the Telstar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by Space Systems/Loral ("SS/L") and has the same solar array configuration as another 1300-class satellite manufactured by SS/L that recently experienced a solar array failure. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect Telstar 10/ Apstar IIR. Loral is currently in discussions with the Company's insurers to remove this exclusion from the Telstar 10/ Apstar IIR policy, in return for a deductible for losses arising from electrical problems on the satellite's solar arrays. There can be no assurance that these discussions will be successful. An uninsured loss of a satellite will have a material adverse effect on the Company's consolidated financial position and results of operations.

      The Company, like others in the satellite industry, is faced with significantly higher premiums on launch and in-orbit insurance and significantly shorter coverage periods than those that have been available in the past, which was due in part to the events of September 11, 2001. This development in the insurance industry will increase the Company's cost of doing business. The Company intends to pass on such increased cost to its customers. There can be no assurance, however, that it will be able to do so. Insurance market conditions have historically been cyclical in nature. While the Company anticipates that these conditions will improve in the future, there can be no assurance that they will.

      Beginning in 2002, Loral initiated the allocation of corporate management expenses to its individual subsidiaries and divisions, including Loral Orion. The allocation of these expenses is computed with respect to Loral Orion in a manner consistent with Loral's other subsidiaries and divisions, using a fixed formula based on three factors: employee payroll, revenues and assets. The amount expected to be allocated to Loral Orion is estimated to be between three and four million dollars for 2002.

Exchange Offers

      On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes due 2006 guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due in 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new note holders 6.04 million five-year warrants to purchase Loral common stock at a price of $2.37 per share. The warrants were valued at $6.7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term, and is reflected in capital in excess of par value on the consolidated balance sheet. After the exchange offers, principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates.

      The interest rate on the new senior notes is 10%, a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion's annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructurings, the Company recorded an after-tax extraordinary gain of $26 million on the exchange, after expenses of $5 million. The carrying value of the new senior notes on the balance sheet is $904 million, although the actual principal amount of the new senior notes is $613 million. The difference between this carrying value and the actual principal amount of the new senior notes will be amortized over the life of the new senior notes, fully offsetting interest expense through maturity of the new senior notes. The indenture relating to the new senior notes contains limitations on Loral Orion and its subsidiaries, including, without limitation, restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

      In connection with the consummation of the exchange offers, Loral SpaceCom Corporation ("LSC"), cancelled its $79.7 million intercompany note issued to it by Loral Orion which ranked pari passu to senior debt in exchange for the transfer of the Company's data services business and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, and subordinated to Loral Orion's new senior notes. Loral Orion's data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name "Loral CyberStar, Inc". In addition, as a result of the transfer of the Company's data services business, the Company recognized capital contributions from Loral of $9.2 million, which represents the difference in the carrying value of the net assets of the data services business and the $50.0 million portion of the net notes cancelled by LSC and the expenses of the exchange offers in excess of $5 million.

Accounting Pronouncements

      On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. There was no effect on the Company due to adoption of this standard, as the Company had no stand-alone or embedded derivatives at January 1, 2001, and as a matter of policy does not currently enter into transactions involving derivative financial instruments.

      In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS 140 in its consolidated financial statements for the year ended December 31, 2000. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of the other provisions of SFAS 140.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with a net carrying value of approximately $562 million at the date of adoption and annual amortization of approximately $16 million that resulted from business combinations completed prior to the adoption of SFAS 141. Based on management's preliminary evaluation under the new transitional impairment test in SFAS 142, the Company expects to record a non-cash charge in the first quarter of 2002 to write-off a portion or all of its goodwill. Any transitional impairment loss will be recognized as a change in accounting principle.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its results of operations or its financial position.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS 144 on January 1, 2002. The Company expects that there will be no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest

      As of December 31, 2001, all of the Company's outstanding debt had fixed interest rates.

      As of December 31, 2001, the carrying value of the Company's long-term debt was $1.0 billion and the fair value of such debt was $452 million. The fair value of the Company's long-term debt is primarily based on quoted market prices. The table below provides information about the carrying amount of the Company's long-term debt obligations by fiscal year of maturity (in thousands).

                                            For the Years Ended December 31,
                               ------------------------------------------------------------
                                 2002         2003         2004         2005         2006       Thereafter
                               -------      -------      -------      -------      --------     ----------
Fixed rate debt ..........     $49,449      $64,727      $64,899      $65,296      $678,443      $86,190
Weighted average fixed
   interest rate .........       10.21%       10.21%       10.22%       10.23%        10.24%       11.97%

      Approximately $291 million of the difference between the carrying amount and the fair value of the Company's long-term debt as of December 31, 2001 is attributable to the accounting for the Loral Orion exchange offers (see above).

ITEM 8.

INDEPENDENT AUDITORS' REPORT

To the Stockholder of Loral Orion, Inc.:

      We have audited the accompanying consolidated balance sheets of Loral Orion, Inc. (formerly Loral CyberStar, Inc.) and its subsidiaries a wholly owned subsidiary of Loral Space & Communications Corporation, as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loral Orion, Inc. and its subsidiaries as of December 31, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

San Jose, California
March 5, 2002

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                           Consolidated Balance Sheets
                       (in thousands, except par amounts)

                                                                          December 31,
                                                                  ----------------------------

                                                                      2001             2000
                                                                  -----------      -----------
                                      ASSETS

Current assets:
   Cash and cash equivalents                                      $    19,399      $         2
   Accounts receivable, net                                            13,568           13,556
   Prepaid expenses and other current assets                           11,204            5,570
   Due from Loral companies                                             7,181              431
   Net assets of discontinued operations                                   --           86,366
                                                                  -----------      -----------
Total current assets                                                   51,352          105,925
Satellites and related equipment, net                                 579,910          655,583
Cost in excess of net assets acquired, net                            562,201          577,710
Deferred tax assets                                                    32,130           44,982
Other assets, net                                                      21,668           20,793
                                                                  -----------      -----------

                                                                  $ 1,247,261      $ 1,404,993
                                                                  ===========      ===========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of long-term debt                              $    49,449      $     2,406
   Accounts payable                                                     3,390            3,701
   Customer deposits                                                    1,080              868
   Deferred revenue                                                     5,954            2,235
   Interest payable                                                     1,889           22,842
   Due to Loral companies                                               2,376            4,038
   Note payable to Loral SpaceCom                                          --          107,866
                                                                  -----------      -----------
Total current liabilities                                              64,138          143,956

Customer deposits                                                       4,379            5,413
Deferred revenue                                                        5,142              998
Long-term debt                                                        959,555          997,991
Note payable to Loral SpaceCom                                         29,700               --

Commitments and contingencies (Note 3)
Stockholder's equity:
   Common stock, $.01 par value; 1,000 shares authorized; 100
     shares outstanding at December 31, 2001 and 2000                      --               --
   Paid-in capital                                                    604,166          588,197
   Retained deficit                                                  (419,819)        (331,562)
                                                                  -----------      -----------
Total stockholder's equity                                            184,347          256,635
                                                                  -----------      -----------

                                                                  $ 1,247,261      $ 1,404,993
                                                                  ===========      ===========

                 See notes to consolidated financial statements

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                      Consolidated Statements of Operations
                                 (in thousands)

                                                             Years ended December 31,
                                                     ---------------------------------------

                                                        2001           2000           1999
                                                     ---------      ---------      ---------
Revenues from satellite services                     $ 108,945      $  83,384      $  35,721

Operating expenses:
   Cost of satellite services                          107,185        104,641         69,008
   Selling, general and administrative expenses         10,796         12,827         12,488
                                                     ---------      ---------      ---------
Loss from operations                                    (9,036)       (34,084)       (45,775)
                                                     ---------      ---------      ---------

   Interest income                                         365          2,756          6,145
   Interest expense                                    (98,339)       (97,164)       (69,631)
   Other income                                            288            285            100
                                                     ---------      ---------      ---------

Loss before income taxes, extraordinary gain and
discontinued operations                               (106,722)      (128,207)      (109,161)

Income tax (expense) benefit                             4,347           (910)        10,429
                                                     ---------      ---------      ---------

Loss before extraordinary gain and
   discontinued operations                            (102,375)      (129,117)       (98,732)

Extraordinary gain on debt exchanges, net of
   tax provision of $8,336                              26,205             --             --
                                                     ---------      ---------      ---------

Loss from continuing  operations                       (76,170)      (129,117)       (98,732)

Loss from operations of discontinued
   operations, net of tax provision (Note 2)           (12,087)        (8,301)       (15,443)
                                                     ---------      ---------      ---------

Net loss                                             $ (88,257)     $(137,418)     $(114,175)
                                                     =========      =========      =========

                 See notes to consolidated financial statements

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                Consolidated Statements of Stockholder's Equity
                                 (in thousands)

                                                                                                                       Total
                                                                         Paid-in        Retained      Unearned      Stockholder's
                                                          Common Stock   Capital        Deficit     Compensation       Equity
                                                          ------------  ----------    -----------   ------------   ----------------
Balance at January 1, 1999                                    $  --      $ 481,791     $ (79,969)     $(3,347)        $ 398,475
   Amortization of unearned compensation                                        --            --        1,543             1,543
   Loral Space and Communications capital contribution                      62,385            --           --            62,385
   Net loss                                                                     --      (114,175)          --                --
   Comprehensive loss                                                           --            --           --          (114,175)
                                                              -----      ---------     ---------      -------         ---------
Balance at December 31, 1999                                               544,176      (194,144)      (1,804)          348,228
   Amortization of unearned compensation                                        --            --          815               815
   Stock option forfeitures                                                   (989)           --          989                --
   Loral Space and Communications capital contribution                      45,010            --           --            45,010
   Net loss                                                                     --      (137,418)          --                --
   Comprehensive loss                                                           --            --           --          (137,418)
                                                              -----      ---------     ---------      -------         ---------
Balance at December 31, 2000                                               588,197      (331,562)          --           256,635
   Loral Space and Communications capital contributions                      9,249            --           --             9,249
   Loral warrants issued in connection with debt
      exchanges, net of expenses                                             6,720            --           --             6,720
   Net loss                                                                     --       (88,257)          --                --
   Comprehensive loss                                                           --            --           --           (88,257)
                                                              -----      ---------     ---------      -------         ---------
Balance at December 31, 2001                                  $  --      $ 604,166     $(419,819)     $    --         $ 184,347
                                                              =====      =========     =========      =======         =========

                 See notes to consolidated financial Statements

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                        Years ended December 31,
                                                                ---------------------------------------

                                                                   2001           2000           1999
                                                                ---------      ---------      ---------
Operating Activities
Loss from continuing operations                                 $ (76,170)     $(129,117)     $ (98,732)
Non-cash items:
   Extraordinary gain on debt exchanges, net of taxes             (26,205)            --             --
   Deferred income tax provision                                    4,612          4,241          4,691
   Depreciation and amortization                                   94,005         89,976         60,416
   Provision for bad debts                                          3,460          1,070          2,009
   Non-cash interest expense                                       39,609         37,074         33,758
   Interest earned on restricted cash                                  --         (3,518)        (2,292)
Changes in operating assets and liabilities:
   Accounts receivable                                             (3,471)        (5,432)        (6,889)
   Prepaid expenses and other current assets                       (5,634)         2,835         (6,925)
   Other assets                                                    (3,217)         1,062        (11,303)
   Accounts payable and interest payable                           (8,011)         2,786          5,628
   Customer deposits                                                 (822)         1,220          4,261
   Deferred revenue                                                 7,861          1,265           (269)
   Due from Loral companies                                        (6,750)          (430)            --
   Due to Loral companies                                           4,987        (51,260)       (39,124)
                                                                ---------      ---------      ---------
Net cash provided by (used in) operating activities                24,254        (48,228)       (54,771)
                                                                ---------      ---------      ---------
Net cash provided by (used in) discontinued operations             24,183        (43,482)        63,136
                                                                ---------      ---------      ---------
Investing Activities
   Increase in restricted and segregated assets                        --            (64)        (2,942)
   Use and transfers from restricted and segregated cash               --        190,898        156,381
   Property and equipment                                            (579)      (182,095)      (292,945)
                                                                ---------      ---------      ---------
Net cash provided by (used in) investing activities                  (579)         8,739       (139,506)
                                                                ---------      ---------      ---------
Financing Activities
   Proceeds from sale of orbital slots to Loral, net                   --         34,260             --
   Equity contributed by Loral                                      2,700         10,750         62,385
   Increase (decrease) in note payable to Loral SpaceCom          (28,166)        35,752         74,114
   Repayment of notes payable                                        (664)        (1,398)        (1,223)
   Payment of satellite incentive obligation                       (2,331)          (280)          (246)
                                                                ---------      ---------      ---------
Net cash provided by (used in) financing activities               (28,461)        79,084        135,030
                                                                ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents               19,397         (3,887)         3,889
Cash and cash equivalents at beginning of period                        2          3,889             --
                                                                ---------      ---------      ---------
Cash and cash equivalents at end of period                      $  19,399      $       2      $   3,889
                                                                =========      =========      =========

Non-cash activities:
    Exchange of senior notes and senior discount
      notes for new 10% senior notes and 6.04 million Loral
      warrants                                                  $ 910,600      $      --      $      --
                                                                =========      =========      =========
    Exchange of data services business for reduction in
      note payable to Loral SpaceCom                            $  50,000      $      --             --
                                                                =========      =========      =========
Supplemental information:
     Interest paid, net of capitalized interest                 $  57,602      $  51,879      $  31,877
                                                                =========      =========      =========
     Taxes paid                                                 $      43      $     134      $      --
                                                                =========      =========      =========

                 See notes to consolidated financial statements

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements

1. ORGANIZATION AND BUSINESS

      The principal business of Loral Orion, Inc. (the "Company" or "Loral Orion"), more recently known as Loral CyberStar, Inc., is providing fixed satellite services, including video distribution and other satellite transmission services by leasing transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"). Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), manages the Company's business. Prior to December 21, 2001, the Company operated in two business segments: Fixed Satellite Services and Data Services. On December 21, 2001, the Company, in connection with an exchange offer for its outstanding senior notes and senior discount notes (notes 4 and 9), transferred its data services business to a subsidiary of Loral. Accordingly, the Company now operates in one segment, Fixed Satellite Services ("FSS").

                      Loral Orion, Inc.  and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

      The consolidated financial statements include the accounts of Loral Orion and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

      Loral Orion considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

      Financial instruments which potentially subject Loral Orion to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are maintained with high-credit-quality financial institutions. The company does not require collateral against its receivables; however, management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to the Company's current customer base.

      As of December 31, 2001 and 2000, accounts receivable was reduced by an allowance for doubtful accounts of $1.3 million and $1.8 million, respectively.

                      Loral Orion, Inc.  and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Satellites and Related Equipment

      Satellites and related equipment consist of the following (in thousands):

                                                            December 31,
                                                    ---------------------------
                                                       2001              2000
                                                    ---------         ---------
Satellites and related equipment, including
    satellite transponder rights of
    $273 million.............................         796,118           795,539
                                                    ---------         ---------
Less accumulated depreciation and
    amortization.............................        (216,208)         (139,956)
                                                    ---------         ---------
Total satellite and related equipment, net .        $ 579,910         $ 655,583
                                                    =========         =========

      Satellites and related equipment is recorded at cost. Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $76.2 million, $71.4 million, and $41.6 million respectively. Accumulated depreciation and amortization at December 31, 2001 and 2000 includes $47.4 million and $26.4 million, respectively, related to the Company's rights to transponders for the remaining life of Telstar 10/Apstar IIR. Depreciation expense is calculated using the straight-line method over the estimated original useful lives of 10.5 - 16.5 years.

      Costs incurred in connection with the construction and successful deployment of satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance, construction period interest and the present value of satellite incentive payments. Loral Orion began depreciating the Telstar 11 and Telstar 12 satellites over their estimated useful life commencing on the date of operational delivery in orbit, January 1995 and December 1999, respectively. Satellite lives are re-evaluated periodically. Capitalized interest for 2001, 2000, and 1999, was zero, zero and $20.3 million, respectively.

      In September, 1999, Loral Orion purchased from APT Satellite Company Limited ("APT") for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/ Apstar IIR satellite. Loral Orion has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Loral Orion has the right to provide replacement satellites upon the end of life of Telstar 10/Apstar IIR, for which it will be required to pay a fee to APT for the right to use the orbital slot.

      Satellites in-orbit are either leased by customers or held for lease by the Company. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity on satellites in-orbit as of December 31, 2001 are as follows (in thousands):

2002 ................................................                   $111,262
2003 ................................................                     77,312
2004 ................................................                     59,964
2005 ................................................                     54,792
2006 ................................................                     49,247
Thereafter ..........................................                    225,583
                                                                        --------
                                                                        $578,160
                                                                        ========

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost in Excess of Net Assets Acquired

      Cost in excess of net assets acquired resulted from the acquisition of the Company by Loral in March 1998 ("the Merger") and amounted to $620.4 million, which is being amortized over 40 years using the straight-line method. Accumulated amortization relating to cost in excess of net assets acquired at December 31, 2001 and 2000 was $58.2 million and $42.7 million, respectively. See Accounting Pronouncements.

Valuation of Long-Lived Assets and Cost in Excess of Net Assets Acquired

      The carrying value of the Company's long-lived assets, including cost in excess of net assets acquired, is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals, as appropriate in the circumstances. See Accounting Pronouncements.

Other Assets

      Intangible assets are primarily amortized over the remaining useful life of Telstar 11, which was approximately 6.75 years at the date of the Merger. The Company amortizes FCC license application costs related to Telstar 11 and Telstar 12 over the estimated useful lives of the satellites. Accumulated amortization relating to other assets at December 31, 2001 and 2000 was $10.9 million and $8.6 million, respectively.

Revenue Recognition

      The Company provides satellite capacity under lease agreements that generally provide for the use of satellite transponders and, in certain cases, earth stations for periods generally ranging from one year to the end of life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease and data services agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues under contracts that include fixed lease payment increases are recognized on a straight-line basis over the life of the lease.

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

      The benefit (provision) for income taxes on the loss before income taxes, extraordinary gain and discontinued operations differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

                                                                   Year ended December 31,
                                                                   -----------------------

                                                             2001           2000           1999
                                                           --------       --------       --------
Tax benefit at U.S. statutory ........................     $ 37,353       $ 44,872       $ 38,206
   Federal income tax rate ...........................          (35%)          (35%)          (35%)
Permanent adjustments which
   change statutory amount:
Non-deductible amortization of cost in excess of
   net assets acquired ...............................       (5,428)        (5,428)        (5,411)
Valuation allowance established for carry-forward
of current year tax loss .............................      (27,578)       (40,354)       (22,366)
                                                           --------       --------       --------
Net income tax benefit (provision) ...................     $  4,347       $   (910)      $ 10,429
                                                           ========       ========       ========

      In 2001, the Company is included in the U.S. federal income tax return for Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2001 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses to the extent such losses are utilized by Loral Space & Communications Corporation. For the year ended December 31, 2001, the Company recorded a current income tax benefit of approximately $8.8 million related to this tax sharing agreement and a deferred tax provision of approximately $4.5 million, resulting in a net tax benefit of approximately $4.3 million. The tax benefit for 2001 excludes (a) an additional deferred tax provision of $8.3 million under the tax sharing agreement related to the extraordinary gain on debt exchanges and (b) a current tax benefit of $0.1 million under the tax sharing agreement and a current foreign tax provision of $1.1 million related to discontinued operations.

      In 2000, the Company was included in the U.S. federal income tax return for Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2000 with Loral Space & Communications Corporation, the Company was entitled to reimbursement for the use of its tax losses to the extent such losses were utilized by Loral Space & Communications Corporation. For the year ended December 31, 2000, the Company recorded a current income tax benefit of approximately $3.3 million related to this tax sharing agreement and a deferred tax provision of approximately $4.2 million, resulting in a net tax provision of approximately $0.9 million. The net tax provision for 2000 excludes a current foreign tax provision of $0.2 million related to discontinued operations.

      In 1999, the Company was included in the U.S. federal income tax return for Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 1999 with Loral Space & Communications Corporation, the Company was entitled to reimbursement for the use of its tax losses to the extent such losses were utilized by Loral Space & Communications Corporation. For the year ended December 31, 1999, the Company recorded a current income tax benefit of approximately $15.1 million related to this tax sharing agreement and a deferred tax provision of approximately $4.7 million, resulting in a net tax benefit of approximately $10.4 million. The net tax benefit for 1999 excludes a current foreign tax provision of $0.1 million related to discontinued operations.

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The Company recognizes deferred tax assets and liabilities for the expected future consequences of temporary differences between financial reporting and tax bases of assets and liabilities using enacted tax rates in effect at the end of the year.

      Following is a summary of the components of the net deferred income tax asset at December 31, 2001 and 2000 (in thousands):

                                                           December 31,
                                                   ----------------------------
                                                      2001               2000
                                                   ---------          ---------
Net operating loss carryforwards .........         $  79,096          $ 161,429
Premium on Senior Notes ..................           191,121            111,528
Amortization of intangibles ..............            (1,716)            (2,457)
Depreciation .............................           (69,302)           (55,326)
Other ....................................             3,007              5,002
                                                   ---------          ---------
Subtotal .................................           202,206            220,176
Less valuation allowance .................          (170,076)          (175,194)
                                                   ---------          ---------
Net deferred income tax asset ............         $  32,130          $  44,982
                                                   =========          =========

      At December 31, 2001, the Company had approximately $293 million in net operating loss carryforwards which expire at varying dates from 2011 through 2020. Pursuant to its tax sharing agreement with Loral Space & Communications Corporation, the Company has received cumulative reimbursements of $32 million as of December 31, 2001, for the partial use of these net operating loss carryforwards. Due to uncertainties regarding its ability to realize the remaining benefits from these net operating loss carryforwards and certain other net deferred tax assets, the Company established a valuation allowance against its net deferred tax assets of $170 million at December 31, 2001, $175 million at December 31, 2000 and $131 million at December 31, 1999.

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

Comprehensive Loss

      During the periods presented, comprehensive loss from continuing operations was the same as net loss. Cumulative translation losses attributable to discontinued operations were $0.4 million, $0.6 million and $1.4 million, in 2001, 2000 and 1999, respectively.

                      Loral Orion, Inc. and Subsidiaries
    (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                  (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Pronouncements

      On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. There was no effect on the Company due to adoption of this standard, as the Company had no stand-alone or embedded derivatives at January 1, 2001, and as a matter of policy does not currently enter into transactions involving derivative financial instruments.

      In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS 140 in its consolidated financial statements for the year ended December 31, 2000. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of the other provisions of SFAS 140.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with a net carrying value of approximately $562 million at the date of adoption and annual amortization of approximately $16 million that resulted from business combinations completed prior to the adoption of SFAS 141. Based on management's preliminary evaluation under the new transitional impairment test in SFAS 142, the Company expects to record a non-cash charge in the first quarter of 2002 to write-off a portion or all of its goodwill. Any transitional impairment loss will be recognized as a change in accounting principle.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its results of operations or its financial position.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

                      Loral Orion, Inc. and Subsidiaries
    (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                  (continued)

Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS 144 on January 1, 2002. The Company expects that there will be no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, the Company's historical consolidated balance sheets, statements of operations and cash flows have been restated to account for the data services segment as a discontinued operation.

3. COMMITMENTS AND CONTINGENCIES

      In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of December 31, 2001, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

      Telstar 12 was launched in October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral Orion reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral Orion's behalf. As part of this coordination effort Loral Orion agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and has retained risk of loss. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

      Telstar 10/Apstar IIR has experienced minor losses of power from its solar arrays. Although, to date, Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that Telstar 10/Apstar IIR will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred, and the number and type of uses being made of transponders then in service. A complete or partial loss of Telstar 10/Apstar IIR could result in a loss of revenues and profits. Based upon information currently available, including design redundancies to accommodate small power losses and the fact that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on its consolidated financial position or its results of operations.

      While the Company has in the past, consistent with industry practice, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have experienced problems in the past. For example, in connection with the renewal of the insurance for the Telstar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by Space Systems/Loral ("SS/L") and has the same solar array configuration as another 1300-class satellite manufactured by SS/L that recently experienced a solar array failure. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect Telstar 10/ Apstar IIR. Loral is currently in discussions with the Company's insurers to remove this exclusion from the Telstar 10/ Apstar IIR policy in return for a deductible for losses arising from electrical problems on the satellite's solar arrays. There can be no assurance that these discussions will be successful. An uninsured loss of a satellite will have a material adverse effect on the Company's consolidated financial position and its results of operations.


      Loral Orion anticipates it will have additional requirements over the next three years to fund the replacement of Telstar 11 which is expected to reach the end of its useful life in 2005. To the extent that excess cash flow from Loral Orion's satellites is not sufficient to meet these requirements, Loral Orion will need to secure funding from Loral, or raise additional financing to fund this requirement. Sources of additional capital may include public or private debt, vendor financing, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, its indenture relating to the Company's 10% senior notes limits the amount of such additional debt to $100 million for such replacement satellite and

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

prohibits Loral Orion from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness.

      The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.


4. LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                                               December 31,
                                                                                        --------------------------
                                                                                           2001           2000
                                                                                        ----------     -----------
10.00% senior notes due 2006 (principal amount $613
   million at December 31, 2001) ..................................................     $  903,738     $        --
11.25% senior notes due 2007 (principal amount $37 million and $443 million at
   December 31, 2001 and 2000,
   respectively) ..................................................................         40,385         495,377
12.5% senior discount notes due 2007 (principal amount at
   maturity $49 million and $484 million and accreted principal amount $49 million and $427 million at December 31, 2001
   and 2000,respectively) .........................................................         54,696         491,841
Note payable - TT&C Facility ......................................................             --           2,331
Satellite incentive obligations ...................................................         10,185          10,848
                                                                                        ----------     -----------
      Total debt ..................................................................      1,009,004       1,000,397
Less, current portion .............................................................         49,449           2,406
                                                                                        ----------     -----------
      Long-term debt ..............................................................     $  959,555     $   997,991
                                                                                        ==========     ===========

Aggregate annual maturities of the carrying value of long-term debt, including unamortized deferred amounts on senior notes, consist of the following (in thousands):

2002 ...............................................                  $   49,449
2003 ...............................................                      64,727
2004 ...............................................                      64,899
2005 ...............................................                      65,296
2006 ...............................................                     678,443
Thereafter .........................................                      86,190
                                                                      ----------
                                                                      $1,009,004
                                                                      ==========

      On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes due 2006 ("New Senior Notes") guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the New Senior Note holders 6.04 million five-year warrants to purchase Loral common stock at a price of $2.37 per share. The warrants were valued at $6.7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term and is reflected in capital in excess of par value on the consolidated balance sheet. After the exchange offers, principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates.

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

4. LONG-TERM DEBT (CONTINUED)

      The interest rate on the New Senior Notes is 10%, a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion's annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructurings, the Company recorded an after-tax extraordinary gain of $26 million on the exchange, after expenses of $5 million. The carrying value of the New Senior Notes on the balance sheet is $904 million, although the actual principal amount of the New Senior Notes is $613 million. The difference between this carrying value and the actual principal amount of the New Senior Notes will be amortized over the life of the New Senior Notes, fully offsetting interest expense through maturity of the New Senior Notes. The indenture relating to the New Senior Notes contains limitations on Loral Orion and its subsidiaries, including, without limitation, restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

      In connection with the consummation of the exchange offer, Loral SpaceCom Corporation("LSC") a subsidiary of Loral, canceled its $79.7 million intercompany note issued to it by Loral Orion which ranked pari passu to senior debt in exchange for the transfer of Loral Orion's data services business(see
Note 9) and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's New Senior Notes. Loral Orion's data services business was transferred to a newly-formed subsidiary of Loral (see Note 9), which assumed the name "Loral CyberStar, Inc". In addition, as a result of the transfer of the Company's data services business, the Company recognized capital contributions from Loral of $9.2 million, which represents the difference in the carrying value of the net assets of the data services business and the $50.0 million portion of net notes cancelled by LSC and the expenses of the exchange offer in excess of $5 million.

      The Loral Orion senior notes are due in 2007 and pay interest semi-annually on January 15 and July 15 of each year. The senior discount notes are due in 2007 and pay interest semi-annually commencing on July 15, 2002. The accreted principal value of the senior discount notes was $49 million and $427 million as of December 31, 2001 and 2000, respectively. Along with the original issuance of each senior note and senior discount note, one warrant was originally issued to purchase shares of common stock. In connection with the Merger, each warrant was converted so that it could purchase shares of Loral common stock. As of December 31, 2001, exercisable warrants for 68,045 shares of Loral common stock at an exercise price of $0.02 per share under the Loral Orion senior notes and 126,359 shares of Loral common stock at an exercise price of $0.03 per share under the Loral Orion senior discount notes are yet to be exercised.

      In connection with the Merger, the carrying value of the senior notes and senior discount notes were increased to reflect a fair value adjustment based on quoted market prices at the date of acquisition. Such adjustment resulted in effective interest rates of 8.69% and 9.69% on the senior notes and senior discount notes, respectively, through maturity.

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

4. LONG-TERM DEBT (CONTINUED)

      Loral and Loral Asia Pacific Satellite (HK) Limited ("Loral HK Sub") have unconditionally guaranteed, and the Company's future restricted subsidiaries will unconditionally guarantee, the New Senior Notes, on a joint and several basis. Loral HK Sub continues to provide a guarantee to the senior notes and senior discount notes that remain outstanding.

      No restrictions exist on the ability of Loral HK Sub and the Company's future restricted subsidiaries, to pay dividends or make other distributions to Loral Orion, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

      Satellite Incentive Obligations -- The obligations relating to satellite performance have been recorded at the present value (discounted at 12 percent, the Company's estimated incremental borrowing rate for unsecured financing at the date of the obligations)of the required payments through 2007.

5. FAIR VALUES OF FINANCIAL INSTRUMENTS

      Other than amounts due under the New Senior Notes, senior notes and senior discount notes, the Company believes that the carrying amounts reported in the balance sheets of its other financial assets and liabilities approximates their fair value at December 31, 2001 and 2000. The fair value of the Company's New Senior Notes, senior notes and senior discount notes was estimated based on quoted market prices, and at December 31, 2001 was approximately $452 million and at December 31, 2000 was approximately $271 million.

6. SEGMENTS

      The Company has presented the results of its previously reported data services segment as a discontinued operation (see Notes 4 and 9). As a result, the Company's continuing operations are organized and operate in one business segment: Fixed Satellite Services(see Note 1). The Company's segment information has been restated to reflect the results of such transactions. In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation ("EBITDA") as the measure of profit or loss. Revenues before elimination of intercompany revenues from its discontinued operations and other eliminations totaled $128.7 million, $109.4 million and $42.8 million for the years ended December 31, 2001, 2000, and 1999, respectively. EBITDA on the same basis totaled $105.2 million, $81.9 million and $21.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

6. SEGMENTS (CONTINUED)

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

6. SEGMENTS (CONTINUED)

      With the exception of the Company's satellites in orbit, the Company's long-lived assets are primarily located in the United States.

      The following summarizes the Company's domestic and foreign revenues (in thousands):

                                               Year ended December 31,
                                               -----------------------

                                                  2001         2000       1999
                                               ---------     ---------   -------
Revenues from unaffiliated customers:
  United States ...........................     $ 61,216     $46,157     $20,984
  Taiwan ..................................        9,537          --         450
  The Netherlands .........................        9,239       6,284         251
  China ...................................        7,511      12,886         367
  Singapore ...............................        6,139       5,861       1,023
  Germany .................................        5,781       3,660       1,851
  United Kingdom ..........................        4,133       3,898       3,999
  Other foreign ...........................        5,389       4,638       6,796
                                                --------     -------     -------
Total revenue .............................     $108,945     $83,384     $35,721
                                                ========     =======     =======

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

7. RELATED PARTY TRANSACTIONS

      Due from Loral companies consist of the following (in thousands):

                                                                 December 31,
                                                             -------------------
                                                              2001         2000
                                                             ------       ------
Due from Loral Space and Communications Corp. ........       $6,728       $   --
Due from Space Systems/Loral .........................                       353
Due from Loral Cyberstar .............................          374           --
Due from CyberStar L.P. ..............................           79           78
                                                             ------       ------
                                                             $7,181       $  431
                                                             ======       ======

      Due to Loral companies consist of the following (in thousands):

                                                                 December 31,
                                                             -------------------
                                                              2001         2000
                                                             ------       ------
Due to Space Systems/Loral ...........................       $    9       $   --
Due to Loral Skynet ..................................        1,336        4,038
Due to Loral Space and Communications Ltd. ...........        1,031           --
                                                             ------       ------
                                                             $2,376       $4,038
                                                             ======       ======

      Loral Orion obtained financing (via an intercompany note from Loral SpaceCom) to complete the construction of its satellite fleet and meet its operating requirements. At December 31, 2001, $29.7 million was outstanding, which is reflected on the balance sheet as a subordinated note payable to Loral SpaceCom (see Note 4). Borrowings and accrued interest from Loral SpaceCom totaled $107.9 million at December 31, 2000.

      Loral Orion and Loral Skynet have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral Orion (i) marketing and sales of satellite capacity services on the Loral Orion satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral Orion satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral Orion is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee, which amounted to $9.1 million for 2001, $21.4 million for 2000 and $18.7 for 1999.

      Space Systems/Loral ("SS/L"), a subsidiary of Loral SpaceCom, built the Company's Telstar 12 satellite that was launched in October 1999. The Company made payments to SS/L during 2001, 2000 and 1999 totaling approximately $8.1 million, $9.8 million and $98.3 million, respectively, for construction, launch and insurance costs.

      In December 1999, in connection with a contractual arrangement between SS/L and one of SS/L's customers, Loral Orion agreed to lease to SS/L the capacity of three transponders on Telstar 10/Apstar IIR through the end of its life. Under this arrangement, Loral Orion recorded revenue of $4.2 million and $4.4 million in 2001 and 2000, respectively. Under another arrangement with SS/L, Loral Orion recorded revenue of $2.5 million in 2001 related to transponder capacity for another customer.

                      Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

8. RELATED PARTY TRANSACTIONS (CONTINUED)

      On March 24, 2000, Loral Orion entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees N.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection this transaction, Loral Orion also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total purchase price for the slots and these agreements was $36.5 million, which was applied by Loral Orion toward the last installment payment on Telstar 10/Apstar IIR In connection with the sale, the Company recorded a gain of approximately $34 million. Since the sale was to a subsidiary of Loral, the gain was credited directly to equity. This assignment was approved by the Federal Communications Commission on December 11, 2000.

9. DISCONTINUED OPERATIONS

      The historical consolidated balance sheet, statements of operations and cash flows have been restated for all periods presented to account for the data services segment as a discontinued operation. The financial data presented for the Company's data services segment reflects the historical sales and expenses of the data services segment after elimination of intercompany transactions with FSS. Discontinued operations include revenue for the data services segment of $80.2 million, $103.8 million and $69.2 million for the period January 1, 2001 to December 21, 2001 and the years ended December 31, 2000 and 1999, respectively. See Note 4.

      The data services segment began leasing transponder capacity from Loral Skynet in 2000. Amounts incurred for transponder capacity leased from Loral Skynet totaled $3.0 million and $4.5 million in 2001 and 2000 respectively, and are included in the results of discontinued operations (see Note 4).

10. FINANCIAL INFORMATION FOR THE ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES

      In December 2001, Loral Orion (the "Parent Company") issued New Senior Notes in an exchange offer (see Note 4) which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and one of its wholly-owned subsidiaries (the "Guarantor Subsidiary") and Loral ("Issuer's Parent"). The Company's remaining original senior notes and senior discount notes are fully and unconditionally guaranteed on a joint and several basis by the Parent Company, the Guarantor subsidiary and substantially all of the other wholly-owned subsidiaries in existence through December 21, 2001 (the "Other Subsidiaries").

      Presented below is condensed consolidating financial information for the Parent Company, Issuer's Parent, the Guarantor Subsidiary and the Other Subsidiaries for the years ended December 31, 2001, 2000 and 1999. The Other Subsidiaries were part of the Company's data services segment which was transferred on December 21, 2001 to a subsidiary of Loral (see Note 4) and have been accounted for as a discontinued operation. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Issuer's Parent, Guarantor Subsidiary and Other Subsidiaries.

      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiary and the Other Subsidiaries using the equity method of accounting. The Company's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the intercompany payables and receivables between its subsidiaries. The note payable due to Loral SpaceCom, bears interest at 10% per annum. All principal and interest is due at maturity on July 30, 2006.

                       Loral Orion, Inc. and Subsidiaries
    (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to consolidated Financial Statements
                                  (continued)
10. FINANCIAL INFORMATION FOR ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES -- (Continued)
                               LORAL ORION, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               December 31, 2001
                                 (in thousands)

                                             PARENT      ISSUER'S    GUARANTOR        OTHER
                                            COMPANY       PARENT     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           ----------   ----------   ----------   -------------   ------------   ------------
Current assets:
  Cash and cash equivalents..............  $   19,399   $   46,068    $    --       $      --     $   (46,068)    $   19,399
  Accounts receivable, net...............      13,071           --        497              --              --         13,568
  Prepaid expenses and other current
    assets...............................       6,053          265      5,151              --            (265)        11,204
                                           ----------   ----------    -------       ---------     -----------     ----------
         Total current assets............      38,523       46,333      5,648              --         (46,333)        44,171
Property, plant and equipment, net.......     354,196           --    225,714              --              --        579,910
Costs in excess of net assets acquired,
  net....................................     562,201           --         --              --              --        562,201
Notes (payable) receivable from
unconsolidated subsidiaries..............     (29,700)     200,000         --              --        (200,000)       (29,700)
Due to (from) unconsolidated
  subsidiaries...........................     (62,961)      12,915     72,978              --         (18,127)         4,805
Investments in unconsolidated
  subsidiaries...........................     297,349    1,432,614   (271,698)             --      (1,458,265)            --
Investments in and advances to
  affiliates.............................          --       77,061         --              --         (77,061)            --
Deferred tax assets......................      32,130           --         --              --              --         32,130
Other assets, net........................      20,836        6,632        832              --          (6,632)        21,668
                                           ----------   ----------    -------       ---------     -----------     ----------
                                           $1,212,574   $1,775,555    $33,474       $      --     $(1,806,418)    $1,215,185
                                           ==========   ==========    =======       =========     ===========     ==========
Current liabilities:
  Current portion of long-term debt......  $   49,449   $       --    $    --       $      --     $        --     $   49,449
  Accounts payable.......................       2,677        1,357        713              --          (1,357)         3,390
  Customer advances......................         952           --        128              --              --          1,080
  Accrued interest and preferred
    dividends............................       1,889       22,543         --              --         (22,543)         1,889
  Deferred revenue.......................       5,719           --        235              --              --          5,954
  Income taxes payable...................          --        7,939         --              --          (7,939)            --
  Deferred tax liabilities...............          --       21,222         --              --         (21,222)            --
                                           ----------   ----------    -------       ---------     -----------     ----------
         Total current liabilities.......      60,686       53,061      1,076              --         (53,061)        61,762
Deferred tax liabilities.................          --       21,626      5,214              --         (26,840)            --
Long-term liabilities....................       7,986           --      1,533              --               2          9,521
Long-term debt...........................     959,555      350,000         --              --        (350,000)       959,555
Shareholders' equity:
  6% Series C convertible redeemable
    preferred stock......................          --      485,371         --              --        (485,371)            --
  6% Series D convertible redeemable
    preferred stock......................          --      296,529         --              --        (296,529)            --
  Common stock, par value $.01...........          --        3,368         --              --          (3,368)            --
  Paid-in capital........................     604,166    2,771,964         --              --      (2,771,964)       604,166
  Treasury stock, at cost................          --       (3,360)        --              --           3,360            --
  Unearned compensation..................          --          (81)        --              --              81            --
  Retained deficit.......................    (419,819)  (2,223,710)    25,651              --       2,198,059       (419,819)
  Accumulated other comprehensive
    income...............................          --       20,787         --              --         (20,787)            --
                                           ----------   ----------    -------       ---------     -----------     ----------
         Total stockholder's equity......     184,347    1,350,868     25,651              --      (1,376,519)       184,347
                                           ----------   ----------    -------       ---------     -----------     ----------
                                           $1,212,574   $1,775,555    $33,474       $      --     $(1,806,418)    $1,215,185
                                           ==========   ==========    =======       =========     ===========     ==========

                       Loral Orion, Inc. and Subsidiaries
    (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                  (continued)
10. FINANCIAL INFORMATION FOR ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES -- (Continued)
                               LORAL ORION, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                             PARENT      ISSUER'S    GUARANTOR        OTHER
                                             COMPANY      PARENT     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            ---------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite services..........  $  96,623   $      --     $51,461      $       --       $(39,139)     $  108,945
                                            ---------   ---------     -------      ----------       --------      ----------
         Total revenues...................     96,623          --      51,461              --        (39,139)        108,945
Costs of satellite services...............    119,917          --      26,407              --        (39,139)        107,185
Selling, general and administrative
  expenses................................     10,796       1,243          --              --         (1,243)         10,796
Management fee expense....................         --      36,730          --              --        (36,730)             --
                                            ---------   ---------     -------      ----------       --------      ----------
Operating income (loss)...................    (34,090)    (37,973)     25,054              --         37,973          (9,036)
Interest and investment income............        644      23,238           9              --        (23,238)            653
Interest expense..........................    (98,310)    (37,629)        (29)             --         37,629         (98,339)
                                            ---------   ---------     -------      ----------       --------      ----------
(Loss) income before income taxes, equity
  in net loss of unconsolidated
  subsidiaries and affiliates,
  extraordinary gain, and discontinued
  operations..............................   (131,756)    (52,364)     25,034              --         52,364        (106,722)
Income tax benefit (provision)............     13,109      (6,315)     (8,762)             --          6,315           4,347
                                            ---------   ---------     -------      ----------       --------      ----------
(Loss) income before equity in net loss of
  unconsolidated subsidiaries and
  affiliates, extraordinary gain,
  and discontinued operations.............   (118,647)    (58,679)     16,272              --         58,679        (102,375)
Equity in net loss of unconsolidated
  subsidiaries, net of tax benefit........     16,272     (66,128)         --              --         49,856              --
Equity in net loss of affiliates, net of
  taxes...................................         --     (71,653)         --              --         71,653              --
                                            ---------   ---------     -------      ----------       --------      ----------
(Loss) income before extraordinary gain,
  and discontinued operations.............   (102,375)   (196,460)     16,272              --        180,188        (102,375)
Extraordinary gain on debt exchanges, net
  of taxes................................     26,205          --          --              --             --          26,205
                                            ---------   ---------     -------      ----------       --------      ----------
(Loss) income from continuing
  operations..............................    (76,170)   (196,460)     16,272              --        180,188         (76,170)
Loss from operations of discontinued
  operations, net of taxes................     (7,765)         --          --          (4,322)            --         (12,087)
                                            ---------   ---------     -------      ----------       --------      ----------
Net (loss) income ........................  $ (83,935)  $(196,460)    $16,272      $   (4,322)      $180,188      $  (88,257)
                                            =========   =========     =======      ==========       ========      ==========

                       Loral Orion, Inc. and Subsidiaries
    (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                  (continued)
10. FINANCIAL INFORMATION FOR ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES -- (Continued)
                               LORAL ORION, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                  PARENT     ISSUER'S    GUARANTOR        OTHER
                                                 COMPANY      PARENT     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ----------   ---------   ----------   -------------   ------------   ------------
Operating activities:
  Loss income from continuing operations......   $(76,170)   $(196,460)   $16,272       $      --       $180,188      $ (76,170)
  Non-cash items:
    Extraordinary gain on debt exchanges, net
      of taxes................................    (26,205)          --         --              --             --        (26,205)
    Equity in net loss of affiliates, net of
      taxes...................................         --       71,653         --              --        (71,653)            --
    Equity in net loss of unconsolidated
      subsidiaries, net of taxes..............    (16,272)      66,128         --              --        (49,856)            --
    Deferred taxes............................      4,516        5,905      6,517              96        (12,422)         4,612
    Depreciation and amortization.............     72,992           --     21,013              --                        94,005
    Non-cash interest expense.................     39,609           --         --              --             --         39,609
    Provision for bad debt....................      3,460           --         --              --             --          3,460
Changes in operating assets and liabilities,
  net of acquisitions:
  Accounts receivable, net....................     (4,676)          --      1,205              --             --         (3,471)
  Other current assets........................     (2,083)          --     (2,756)             --           (795)        (5,634)
  Deposits....................................        863           --       (863)             --             --             --
  Due to (from) unconsolidated subsidiaries...     29,721        6,075    (38,795)             --          1,236         (1,763)
  Other assets................................     (2,889)          --       (329)             --              1         (3,217)
  Accounts payable............................     (8,011)          96         --              --            (96)        (8,011)
  Accrued expenses and other current
    liabilities...............................      2,166       (2,538)    (2,166)             --          2,538             --
  Customer advances...........................       (724)          --        (98)             --             --           (822)
  Income taxes payable........................         --          402         --              --           (402)            --
  Long-term liabilities.......................      7,861           --         --              --             --          7,861
  Other.......................................         --          918         --              --           (918)            --
                                                 --------    ---------    -------       ---------       --------      ---------
Net cash provided by (used in) operating
  activities..................................     24,158      (47,821)        --              96         47,821         24,254
Net cash provided by (used in) discontinued
  operations..................................     24,279           --         --             (96)            --         24,183
                                                 --------    ---------    -------       ---------       --------      ---------
Investing activities:
  Capital expenditures........................       (579)          --         --              --             --           (579)
  Investments in and advances to affiliates...         --      (19,668)        --              --         19,668             --
  Investments in and advances to
    unconsolidated subsidiaries...............         --       (2,102)        --              --          2,102             --
                                                 --------    ---------    -------       ---------       --------      ---------
Net cash (used in) provided by investing
  activities..................................       (579)     (21,770)        --              --         21,770           (579)
                                                 --------    ---------    -------       ---------       --------      ---------
Financing activities:
  Repayments of other long-term obligations...     (2,995)          --         --              --             --         (2,995)
  Preferred dividends.........................         --      (52,218)        --              --         52,218             --
  Proceeds from other stock issuances.........         --       16,472         --              --        (16,472)            --
  Repayment of note due to Loral SpaceCom.....    (28,166)          --         --              --             --        (28,166)
  Equity contributed by Loral.................      2,700           --         --              --             --          2,700
                                                 --------    ---------    -------       ---------       --------      ---------
Net cash (used in) provided by financing
  activities..................................    (28,461)     (35,746)        --              --         35,746        (28,461)
                                                 --------    ---------    -------       ---------       --------      ---------
Increase (decrease) in cash and cash
  equivalents.................................     19,397     (105,337)        --              --        105,337         19,397
Cash and cash equivalents -- beginning of
  period......................................          2      151,405         --              --       (151,405)             2
                                                 --------    ---------    -------       ---------       --------      ---------
Cash and cash equivalents -- end of period....   $ 19,399    $  46,068    $    --       $               $(46,068)     $  19,399
                                                 ========    =========    =======       =========       ========      =========

                       Loral Orion, Inc. and Subsidiaries
    (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)
10. FINANCIAL INFORMATION FOR ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES -- (Continued)
                               LORAL ORION, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                PARENT      ISSUER'S     GUARANTOR        OTHER
                                               COMPANY       PARENT      SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ----------   -----------   ----------   -------------   ------------   ------------
Current assets:
 Cash and cash equivalents..................  $        2   $   151,405   $      --     $        --    $  (151,405)   $         2
 Accounts receivable, net...................      11,854            --       1,702              --             --         13,556
 Prepaid expenses and other current
   assets...................................       3,175         1,965       2,395              --         (1,965)         5,570
 Net assets of discontinued operations......      60,001            --          --          26,365             --         86,366
                                              ----------   -----------   ---------     -----------    -----------    -----------
       Total current assets.................      75,032       153,370       4,097          26,365       (153,370)       105,494
Property, plant and equipment, net..........     408,857            --     246,726              --             --        655,583
Costs in excess of net assets acquired,
 net........................................     577,710            --          --              --             --        577,710
Notes (payable) receivable from
 unconsolidated subsidiaries................    (107,866)      200,000          --              --       (200,000)      (107,866)
Due to (from) unconsolidated subsidiaries...     (39,093)       12,264      33,388              --        (10,166)        (3,607)
Investments in unconsolidated
 subsidiaries...............................     307,442     1,505,870    (271,698)             --     (1,541,614)            --
Investments in and advances to affiliates...          --       129,046          --              --       (129,046)            --
Deferred tax assets.........................      44,982            --       2,098              --         (2,098)        44,982
Other assets................................      20,290         6,658         503              --         (6,658)        20,793
                                              ----------   -----------   ---------     -----------    -----------    -----------
                                              $1,287,354   $ 2,007,208   $  15,114     $    26,635    $(2,042,952)   $ 1,293,089
                                              ==========   ===========   =========     ===========    ===========    ===========
Current liabilities:
 Current portion of long-term debt..........  $    2,406   $        --   $      --     $        --    $        --    $     2,406
 Accounts payable...........................       3,701         1,259          --              --         (1,259)         3,701
 Customer advances..........................         642            --         226              --             --            868
 Accrued interest and preferred dividends...      22,842        25,081          --              --        (25,081)        22,842
 Other current liabilities..................        (879)           --       3,114              --             --          2,235
 Income taxes payable.......................          --         7,537          --              --         (7,537)            --
 Deferred tax liabilities...................          --        15,317          --              --        (15,317)            --
                                              ----------   -----------   ---------     -----------    -----------    -----------
       Total current liabilities............      28,712        49,194       3,340              --        (49,194)        32,052
Deferred tax liabilities....................          --        21,626          --              --        (21,626)            --
Long-term liabilities.......................       4,016            --       2,395              --             --          6,411
Long-term debt..............................     997,991       350,000          --              --       (350,000)       997,991
Shareholders' equity:
 6% Series C convertible redeemable
   preferred stock..........................          --       665,809          --              --       (665,809)            --
 6% Series D convertible redeemable
   preferred stock..........................          --       388,204          --              --       (388,204)            --
 Common stock, par value $.01...............          --         2,983          --              --         (2,983)            --
 Paid-in capital............................     588,197     2,448,519          --              --     (2,448,519)       588,197
 Treasury stock, at cost....................          --        (3,360)         --              --          3,360             --
 Unearned compensation......................          --          (148)         --              --            148             --
 Retained deficit...........................    (331,562)   (1,946,507)      9,379          26,365      1,910,763       (331,562)
 Accumulated other comprehensive income.....          --        30,888          --              --        (30,888)            --
                                              ----------   -----------   ---------     -----------    -----------    -----------
       Total stockholder's equity...........     256,635     1,586,388       9,379          26,365     (1,622,132)       256,635
                                              ----------   -----------   ---------     -----------    -----------    -----------
                                              $1,287,354   $ 2,007,208   $  15,114     $    26,365    $(2,042,952)    $1,293,089
                                              ==========   ===========   =========     ===========    ===========    ===========

                       Loral Orion, Inc. and Subsidiaries
    (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                  (continued)
10. FINANCIAL INFORMATION FOR ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES -- (Continued)

                               LORAL ORION, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                     PARENT      ISSUER'S        GUARANTOR         OTHER
                                    COMPANY       PARENT        SUBSIDIARY     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                  ----------   -----------   -------------   -------------   ------------   ------------
Revenues from satellite
  services.....................   $  66,609    $        --   $      42,084    $       --     $    (25,309)  $    83,384
                                  ---------    -----------   -------------    ----------     ------------   -----------
         Total revenues........      66,609             --          42,084            --          (25,309)       83,384
Costs of satellite services....     103,961             --          25,989            --          (25,309)      104,641
Selling, general and
  administrative expenses......      12,437          1,197             390            --           (1,197)       12,827
Management fee expense.........          --         64,601              --            --          (64,601)           --
                                  ---------    -----------   -------------    ----------     ------------   -----------
Operating income (loss)........     (49,789)       (65,798)         15,705            --           65,798       (34,804)
Interest and investment
  income.......................       2,961         74,977              80            --          (74,977)        3,041
Interest expense...............     (97,155)       (29,435)             (9)           --           29,435       (97,164)
Gain on investments, net.......          --         69,706              --            --          (69,706)           --
                                  ---------    -----------   -------------    ----------     ------------   -----------
(Loss) income before income
  taxes, equity in net loss of
  unconsolidated subsidiaries
  and affiliates, Globalstar
  related impairment charges
  and discontinued operations..    (143,983)        49,450          15,776            --          (49,450)     (128,207)
Income tax benefit
  (provision)..................       4,614        (15,949)         (5,524)           --           15,949          (910)
                                  ---------    -----------   -------------    ----------     ------------   -----------
(Loss) income before equity in
  net loss of unconsolidated
  subsidiaries and affiliates,
  Globalstar related impairment
  charges and discontinued
  operations...................    (139,369)        33,501          10,252            --          (33,501)     (129,117)
Equity in net loss of
  unconsolidated subsidiaries,
  net of tax benefit...........      10,252       (700,187)             --            --          689,935            --
Equity in net loss of
  affiliates, net of taxes.....          --       (723,763)             --            --          723,763            --
Globalstar related impairment
  charges, net of tax
  benefit......................          --        (79,229)             --            --           79,229            --
                                  ---------    -----------   -------------    ----------     ------------   -----------
(Loss) income from continuing
  operations...................    (129,117)    (1,469,678)         10,252            --        1,459,426      (129,117)
Loss from operations of
  discontinued operations, net
  of taxes.....................      (2,019)            --              --        (6,282)              --        (8,301)
                                  ---------    -----------   -------------    ----------     ------------   -----------
Net (loss) income .............   $(131,136)   $(1,469,678)  $      10,252    $   (6,282)    $  1,459,426   $  (137,418)
                                  =========    ===========   =============    ==========     ============   ===========

                       Loral Orion, Inc. and Subsidiaries
    (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                  (continued)
10. FINANCIAL INFORMATION FOR ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES -- (Continued)

                               LORAL ORION, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                PARENT      ISSUER'S     GUARANTOR        OTHER
                                                COMPANY      PARENT      SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   -----------   ----------   -------------   ------------   ------------
Operating activities:
 (Loss) income from continuing
     operations.............................   $(129,117)  $(1,469,678)  $  10,252      $      --      $1,459,426     $(129,117)
 Non-cash items:
   Equity in net loss of affiliates, net of
     taxes..................................          --       723,763          --             --        (723,763)           --
   Equity in net loss of unconsolidated
     subsidiaries, net of taxes.............     (10,252)      700,187          --             --        (689,935)           --
   Deferred taxes...........................       4,241        13,604         364             --         (13,968)        4,241
   Depreciation and amortization............      68,963            --      21,013             --              --        89,976
   Non-cash interest expense................      37,074            --          --             --              --        37,074
   Non-cash interest and investment
     income.................................      (3,518)      (25,821)         --             --          25,821        (3,518)
   Gain on investments, net.................          --       (70,842)         --             --          70,842            --
   Globalstar related impairment charges,
     net of taxes...........................          --        79,229          --             --         (79,229)           --
   Satellite purchase price payable.........     180,755            --    (180,755)            --              --            --
   Provision for bad debt...................       1,070            --          --             --              --         1,070
 Accounts receivable, net...................      (5,403)           --         (29)            --              --        (5,432)
 Prepaid Expenses and other current
   assets...................................       2,344            --         491             --              --         2,835
 Deposits...................................        (110)           --         110             --              --            --
 Due to (from) unconsolidated
   subsidiaries.............................     (18,217)       11,850     (36,629)         2,792         (11,486)      (51,690)
 Other assets...............................       1,467            --        (405)            --              --         1,062
 Accounts payable...........................       2,786          (699)         --             --             699         2,786
 Accounts payable, accrued expenses and
   other current liabilities................      (1,885)        2,294       1,885             --          (2,294)           --
 Customer advances..........................       2,127            --        (907)            --              --         1,220
 Income taxes payable.......................          --         2,518          --             --          (2,518)
 Deferred revenue...........................       1,265            --          --             --              --         1,265
 Other......................................          --         4,794          --             --          (4,794)
                                               ---------   -----------   ---------      ---------      ----------     ---------
Net cash provided by (used in) operating
 activities.................................     133,590       (28,801)   (184,610)         2,792          28,801       (48,228)
Net cash used in discontinued operations....     (40,690)           --          --         (2,792)             --       (43,482)
                                               ---------   -----------   ---------      ---------      ----------     ---------
Investing activities:
 Capital expenditures.......................    (182,095)           --          --             --              --      (182,095)
 Investments in and advances to
   affiliates...............................          --      (181,430)         --             --         181,430            --
 Investments in and advances to
   unconsolidated affiliates................          --      (187,252)         --             --         187,252            --
 Proceeds from the sales of investments.....          --        97,137          --             --         (97,137)           --
(Increase) decrease in restricted and
   segregated cash..........................         (64)           --          --             --              --           (64)
 Use and transfer of restricted and
   segregated cash..........................     190,898            --          --             --              --       190,898
                                               ---------   -----------   ---------      ---------      ----------     ---------
Net cash (used in) provided by investing
 activities.................................       8,739      (271,545)         --             --         271,545         8,739
                                               ---------   -----------   ---------      ---------      ----------     ---------
Financing activities:
 Repayments of other long-term
   obligations..............................      (1,678)           --          --             --              --        (1,678)
 Preferred dividends........................          --       (61,646)         --             --          61,646            --
 Proceeds from other stock issuances........          --        25,982          --             --         (25,982)           --
 Proceeds from the issuance of 6% Series D
   preferred stock, net.....................          --       388,204          --             --        (388,204)           --
 Proceeds from sale of orbital slots to
   Loral, net...............................      34,260            --          --             --              --        34,260
 Equity Contribution from Loral.............      10,750            --          --             --              --        10,750
 Increase in note payable to SpaceCom.......      35,752            --          --             --              --        35,752
 Capital contributions from Loral
   CyberStar................................    (180,755)           --     180,755             --              --            --
                                               ---------   -----------   ---------      ---------      ----------     ---------
Net cash (used in) provided by financing
 activities.................................    (101,671)      352,540     180,755             --        (352,540)       79,084
                                               ---------   -----------   ---------      ---------      ----------     ---------
Increase (decrease) in cash and cash
 equivalents................................         (32)       52,194      (3,855)            --         (52,194)       (3,887)
Cash and cash equivalents -- beginning of
 period.....................................          34        99,211       3,855             --         (99,211)        3,889
                                               ---------   -----------   ---------      ---------      ----------     ---------
Cash and cash equivalents -- end of
 period.....................................   $       2   $   151,405   $      --      $      --      $ (151,405)    $       2
                                               =========   ===========   =========      =========      ==========     =========

                       Loral Orion, Inc. and Subsidiaries
    (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)
10. FINANCIAL INFORMATION FOR ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES -- (Continued)

                               LORAL ORION, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1999
                                (IN THOUSANDS)

                                       PARENT      ISSUER'S   GUARANTOR        OTHER
                                      COMPANY      PARENT    SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ----------   ---------   ----------   -------------   ------------   ------------
Revenues from satellite services...  $  30,110    $      --    $ 5,611      $       --             --          35,721
                                     ---------    ---------    -------      ----------      ---------      ----------
         Total revenues............     30,110           --      5,611              --             --          35,721
Costs of satellite services........     62,322           --      6,686              --             --          69,008
Selling, general and administrative
  expenses.........................     11,992       (1,244)       268              --          1,472          12,488
Management fee expense.............         --       43,352         --              --        (43,352)             --
                                     ---------    ---------    -------      ----------      ---------      ----------
Operating income (loss)............    (44,204)     (42,108)    (1,343)             --         41,880         (45,775)
Interest and investment income.....      6,245       67,037         --              --        (67,037)          6,245
Interest expense...................    (69,631)          --         --              --             --         (69,631)
                                     ---------    ---------    -------      ----------      ---------      ----------
(Loss) income before income taxes,
  equity in net loss of
  unconsolidated subsidiaries and
  affiliates and discontinued
  operations.......................   (107,590)      24,929     (1,343)             --        (25,157)       (109,161)
Income tax benefit (provision).....      9,959      (13,150)       470              --         13,150          10,429
                                     ---------    ---------    -------      ----------      ---------      ----------
(Loss) income before equity in net
  loss of unconsolidated
  subsidiaries and affiliates and
  discontinued operations .........    (97,631)      11,779       (873)             --        (12,007)        (98,732)
Equity in net loss of
  unconsolidated subsidiaries, net
  of tax benefit...................       (873)     (62,060)        --              --         62,933              --
Equity in net loss of affiliates,
  net of taxes.....................         --     (151,635)        --              --        151,635              --
                                     ---------    ---------    -------      ----------      ---------      ----------
Loss from continuing operations....    (98,504)    (201,916)      (873)             --        202,561         (98,732)
Loss from operations of
  discontinued operations, net of
  taxes............................      9,118           --         --         (24,561)            --         (15,443)
                                     ---------    ---------    -------      ----------      ---------      ----------
Net loss income ...................  $ (89,386)   $(201,916)   $  (873)     $  (24,561)     $ 202,561      $ (114,175)
                                     =========    =========    =======      ==========      =========      ==========

                         Loral Orion, Inc. and Subsidiaries
      (A wholly owned subsidiary of Loral Space & Communications Corporation)
              Notes to Consolidated Financial Statements (continued)
      10. FINANCIAL INFORMATION FOR ISSUER'S PARENT, GUARANTORS AND OTHER
                             SUBSIDIARIES -- (Continued)
                                 LORAL ORION, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                  (IN THOUSANDS)

                                                  PARENT     ISSUER'S    GUARANTOR        OTHER
                                                 COMPANY      PARENT     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ----------   ---------   ----------   -------------   ------------   ------------
Operating activities:
  (Loss) income from continuing operations....  $ (98,504)   $(201,916)  $    (873)     $      --      $ 202,561      $ (98,732)
  Non-cash items:
    Equity in net loss of affiliates, net of
      taxes...................................         --      151,635          --             --       (151,635)            --
    Equity in net loss of unconsolidated
      subsidiaries, net of taxes..............        873       62,060          --             --        (62,933)            --
    Minority interest, net of taxes...........         --           --          --             --             --             --
    Deferred taxes............................      4,692       15,636      (2,570)            --        (13,067)         4,691
    Depreciation and amortization.............     54,988           --       5,428             --             --         60,416
    Provision for bad debt....................      2,009           --          --             --             --          2,009
    Non-cash interest expense.................     33,758           --          --             --             --         33,758
    Non-cash interest and investment income...     (2,292)     (11,451)         --             --         11,451         (2,292)
    Satellite purchase price payable..........   (180,755)          --     180,755             --             --             --
Changes in operating assets and liabilities,
  net of acquisitions:
  Accounts receivable, net....................     (5,216)          --      (1,673)            --             --         (6,889)
  Other current assets........................     (4,147)          --      (2,778)            --             --         (6,925)
  Deposits....................................     (2,285)          --       2,285             --             --             --
  Due to (from) unconsolidated subsidiaries...    (30,461)     (18,959)      3,241          1,315          5,740        (39,124)
  Other assets................................    (11,205)          --         (98)            --             --        (11,303)
  Accounts payable............................     (5,250)     (29,083)         --             --         39,961          5,628
  Accrued expenses and other current
    liabilities...............................     (1,229)      13,859       1,229             --        (13,859)            --
  Customer advances...........................      3,128           --       1,133             --             --          4,261
  Income taxes payable........................         --        2,175          --             --         (2,175)
  Long-term liabilities.......................       (269)          --          --             --             --           (269)
  Other.......................................         --          728          --             --           (728)            --
                                                ---------    ---------   ---------      ---------      ---------      ---------
Net cash (used in) provided by continuing
  operations..................................   (242,165)     (15,316)    186,079          1,315         15,316        (54,771)
Net cash provided by (used in) discontinued
  operations..................................     64,451           --          --         (1,315)            --         63,136
                                                ---------    ---------   ---------      ---------      ---------      ---------
Investing activities:
  Capital expenditures........................    (19,778)          --    (273,167)            --             --       (292,945)
  Investments in and advances to affiliates...         --     (250,794)         --             --        250,794             --
  Investments in and advances to
    unconsolidated affiliates.................         --     (340,979)         --             --        340,979             --
  Increase in restricted and segregated
    assets....................................     (2,942)          --          --             --             --         (2,942)
  Use and transfer of restricted and
    segregated cash...........................    156,381           --          --             --             --        156,381
                                                ---------    ---------   ---------      ---------      ---------      ---------
Net cash (used in) provided by investing
  activities..................................    133,661     (591,773)   (273,167)            --        591,773       (139,506)
                                                ---------    ---------   ---------      ---------      ---------      ---------
Financing activities:
  Repayments of note to unconsolidated
    subsidiary................................         --      (14,211)         --             --         14,211             --
  Repayments of other long-term obligations...     (1,469)          --          --             --             --         (1,469)
  Preferred dividends.........................         --      (44,728)         --             --         44,728             --
  Proceeds from other stock issuances.........         --       20,095          --             --        (20,095)            --
  Proceeds from the issuance of 9.5% senior
    notes, net................................         --      343,875          --             --       (343,875)            --
  Capital contributions from Loral
    CyberStar.................................    (28,558)          --      90,943                            --         62,385
  Increase in note payable to SpaceCom........     74,114           --          --             --             --         74,114
                                                ---------    ---------   ---------      ---------      ---------      ---------
Net cash (used in) provided by financing
  activities..................................     44,087      305,031      90,943             --       (305,031)       135,030
                                                ---------    ---------   ---------      ---------      ---------      ---------
Increase (decrease) in cash and cash
  equivalents.................................         34     (302,058)      3,855             --        302,058          3,889
Cash and cash equivalents -- beginning of
  period......................................         --      401,269          --             --       (401,269)            --
                                                ---------    ---------   ---------      ---------      ---------      ---------
Cash and cash equivalents -- end of period....  $      34    $  99,211   $   3,855      $      --      $ (99,211)     $   3,889
                                                =========    =========   =========      =========      =========      =========

                        Loral Orion, Inc. and Subsidiaries
     (A wholly owned subsidiary of Loral Space & Communications Corporation)
                   Notes to Consolidated Financial Statements
                                   (continued)

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands):

                                        March 31,        June 30,     September 30,   December 31,
                                        ---------        --------     -------------   ------------
2001
   Revenues .....................       $ 26,234        $ 27,415        $ 27,747        $ 27,549
   Loss (income) from
     operations .................         (2,350)            136            (536)         (6,286)
   Loss before income taxes,
     extraordinary gain and
     discontinued operations ....        (27,533)        (24,727)        (25,491)        (28,971)
   Loss from continuing
     operations .................        (27,227)        (23,227)        (24,919)           (797)
   Income (loss) from discontinued
     operations .................         (5,034)         (6,076)         (5,832)          4,855
   Net (loss) income.............        (32,261)        (29,303)        (30,751)          4,058

                                        March 31,        June 30,     September 30,  December 31,(1)
                                        ---------        --------     -------------  ---------------
2000
   Revenues .....................       $ 17,377        $ 18,285        $ 21,479        $ 26,243
   Loss (income) from
     operations .................        (12,012)        (12,169)         (7,342)         (2,561)
   Loss before income taxes and
     discontinued operations ....        (33,172)        (35,550)        (31,929)        (27,556)
   Loss from continuing
     operations .................        (34,116)        (32,544)        (30,429)        (32,028)
   Income (loss) from discontinued
     operations .................         (2,932)         (5,558)         (4,578)          4,767
   Net loss .....................        (37,048)        (38,102)        (35,007)        (27,261)

(1) Includes a $12.0 million settlement resulting from a contract termination with a customer.

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

      Omitted pursuant to General Instruction I of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) (1) and (2) List of Financial Statements and Financial Statement Schedules

      The following consolidated financial statements of Loral Orion are included in Item 8:

            Consolidated Balance Sheets - December 31, 2001 and 2000

            Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999.

            Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows - Year ended December 31, 2001, 2000 and 1999

            Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (b)   Reports on Form 8-K filed in the fourth quarter of 2001

Date of Report                                           Description
--------------                                         ---------------
October 24, 2001    Item 5 - Other Events              Exchange Offer

December 14, 2001   Item 5 - Other Events              Exchange Offer

December 18, 2001   Item 5 - Other Events              Exchange Offer

December 21, 2001   Item 2 - Acquisition or
                       Disposition of Assets           Sale of Data
                                                       Business Assets

      (c)   Exhibits

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
2.1         Agreement and Plan of Merger, dated as of October 7, 1997, by and among Orion, Loral and Loral Satellite Corporation. (Incorporated by
            reference to exhibit number 2.1 in Current Report on Form 8-K dated
            October 9, 1997.)

2.2         Principal Stockholder Agreement among Orion, Loral, Loral Satellite
            Corporation and the stockholders that are signatories thereto, dated as of October 7, 1997. (Incorporated by reference to exhibit number
            2.2 in Current Report on Form 8-K dated October 9, 1997.)

2.3         Amendment No. 1 Agreement and Plan of Merger, dated as of February
            11, 1998, by and among Orion, Loral and Loral Satellite Corporation.
            (Incorporated by reference to exhibit number 2.2 in Registration
            Statement No. 333-46407 on Form S-4.)

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
2.4         Amendment No.1 to Principal Stockholder Agreement among Orion,
            Loral, Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of December 1, 1997. (Incorporated by reference to exhibit number 2.4 in Annual Report on Form 10-K for fiscal year ended December 31, 1997.)

3.1 Certificate of Merger of Loral Satellite Corporation into Orion, dated March 20, 1998, and Exhibit A thereto, Restated Certificate of
            Incorporation of the Company. (Incorporated by reference to exhibit number 3.1 in Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998.)

3.2         Certificate of Merger of Loral CyberStar, Inc. into Loral Orion
            Services, Inc. (Incorporated by reference to exhibit number 3.2 in Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

3.3         Merger Agreement between Loral CyberStar, Inc. and Loral Orion
            Services, Inc. (Incorporated by reference to exhibit number 3.3 in Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

3.4         Amended and Restated Certificate of Incorporation of the Company.*

3.5         Amended and Restated Bylaws of the Company.*

4.1         Form of Senior Note Indenture and Form of Note included therein.
            (Incorporated by reference to exhibit number 4.1 to Registration
            Statement No. 333-19167 on Form S-1.)

4.1.1       Supplemental Indenture, dated as of December 21, 2001, to the Senior
            Note Indenture, dated January 31, 1997. (Incorporated by reference to exhibit number 99.7 to Current Report on Form 8-K filed on January 7, 2002.)

4.2 Form of Senior Discount Note Indenture and Form of Note included therein. (Incorporated by reference to exhibit number 4.2 to Registration Statement No. 333-19167 on Form S-1.)

4.2.1       Supplemental Indenture, dated as of December 21, 2001, to the Senior
            Discount Note Indenture, dated January 31, 1997. (Incorporated by reference to exhibit number 99.8 to Current Report on Form 8-K filed on January 7, 2002.)

4.3 Form of Collateral Pledge and Security Agreement. (Incorporated by reference to exhibit number 4.3 to Registration Statement No.
            333-19167 on Form S-1.)

4.4 Indenture, dated as of December 21, 2001, by and among the Company, certain of its subsidiaries and Bankers Trust Company, as Trustee.
            (Incorporated by reference to exhibit number 99.5 to Current Report on Form 8-K filed on January 7, 2002.)

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

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
10.2        Restated Amendment No. 10, dated December 10, 1996, between Loral
            Orion Services, Inc. and Matra Marconi Space to the Second Amended
            and Restated Purchase Agreement, dated September 16, 1991 by and between OrionServ and British Aerospace PLC (which contract and prior exhibits thereto were incorporated by reference as exhibit number 10.1). (Incorporated by reference to exhibit number 10.2 in
            Registration Statement No. 333-19795 on Form S-4.)

10.3 Contract for a Satellite Control System, dated December 7, 1992, by and between Loral Orion Services, Inc., Telespazio S.p.A. and Martin
            Marietta Corporation. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR
            PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.31 in Registration Statement No. 33-80518 on Form S-1.)

10.4 Restated Definitive Agreement, dated October 29, 1998, by and between Orion and Republic of the Marshall Islands. [CONFIDENTIAL
            TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS
            DOCUMENT.](Incorporated by reference to exhibit number 10.12 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.5 Orion 3 Spacecraft Purchase Contract, dated January 15, 1997, by and among Hughes Space and Communications International, Inc., Loral
            Orion Services, Inc. (by assignment from Loral Orion-Asia Pacific,
            Inc., formerly known as Orion Asia Pacific Corporation) and Orion.
            [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS
            DOCUMENT.]. (Incorporated by reference to exhibit number 10.52 to Registration Statement No. 333-19167 on Form S-1.)

10.6 Orion-Z Spacecraft Purchase Contract, dated May 15, 1998, by and between Loral Orion Services, Inc. and Space Systems/Loral, Inc. and
            Amendment No. 1 dated December 29, 1998. [CONFIDENTIAL TREATMENT HAS
            BEEN REQUESTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.17 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.7        Agreement, dated January 1, 1999, by and between Loral Orion
            Services, Inc. and Loral Skynet. (Incorporated by reference to exhibit number 10.18 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.8        Agreement, dated January 1, 1999, by and between Loral Orion
            Services, Inc. and Loral Skynet. (Incorporated by reference to exhibit number 10.19 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.9        Lease Agreement, dated as of August 18, 1999, by and between Loral
            Asia Pacific Satellite (HK) Limited and APT Satellite Company
            Limited. (Incorporated by reference to exhibit number 99.1 to Current Report on Form 8-K filed on August 23, 1999.)

10.10 Lock-up Agreement, dated as of October 15, 2001, by and among the Company, Loral Space & Communications Ltd., Loral SpaceCom
            Corporation and certain holders of the Company's 111/4% Senior Notes due 2007 and its 121/2% Senior Discount Notes due 2007.
            (Incorporated by reference to exhibit number 10.1 to Current Report on Form 8-K filed on November 16, 2001.)

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
10.11       Asset Purchase Agreement, dated as of December 21, 2001, between the
            Company and Loral CyberStar Data Services Corporation. (Incorporated
            by reference to exhibit number 99.1 to Current Report on Form 8-K filed on January 7, 2002.)

10.12       $29.7 million aggregate principal amount, 10% Subordinated Note due
            2006, made by the Company and issued to Loral SpaceCom Corporation.
            (Incorporated by reference to exhibit number 99.3 to Current Report on Form 8-K filed on January 7, 2002.)

10.13 Subordinated Guaranty Agreement, dated as of December 21, 2001, between Loral Space & Communications Ltd. and Loral SpaceCom
            Corporation with respect to the 10% Subordinated Note due 2006.
            (Incorporated by reference to exhibit number 99.4 to Current Report on Form 8-K filed on January 7, 2002.)

10.14       Warrant Agreement, dated as of December 21, 2001, between Loral
            Space & Communications Ltd. and The Bank of New York, as Warrant
            Agent. (Incorporated by reference to exhibit number 99.6 to Current
            Report on Form 8-K filed on January 7, 2002.)

10.15       Guaranty Agreement, dated as of December 21, 2001, between Loral
            Space & Communications Ltd. and Bankers Trust Company, as Trustee.
            (Incorporated by reference to exhibit number 99.9 to Current Report on Form 8-K filed on January 7, 2002.)

----------
* Filed herewith

                                   SIGNATURES

CORPORATE UPDATE TITLES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LORAL ORION, INC.


                                        By: /s/ Terry J. Hart

                                        Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                   Title                              Date
------------------------------           ------------------------------        --------------

/s/ Bernard L. Schwartz                  Chairman of the Board                 March 26, 2002
------------------------------           and Chief Executive Officer
Bernard L. Schwartz


/s/ George Baker                         Director                              March 26, 2002
------------------------------
George Baker


/s/ Eric J. Zahler                       Executive Vice President              March 26, 2002
------------------------------           and Director
Eric J. Zahler


/s/ Michael P. DeBlasio                  First Senior Vice President           March 26, 2002
------------------------------           and Director
Michael P. DeBlasio


/s/ Daniel Hirsch                        Director                              March 26, 2002
------------------------------
Daniel Hirsch


/s/ Richard J. Townsend                  Senior Vice President                 March 26, 2002
------------------------------           and Chief Financial Officer
Richard J. Townsend                      (Principal Financial Officer)


/s/ Harvey B. Rein                       Vice President and                    March 26, 2002
------------------------------           Controller
Harvey B. Rein                           (Principal Accounting Officer)