Form 10-Q
period 2002-03-31
LORAL ORION INC
filed 2002-05-15
CIK 1029850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

Commission file number 0-22085

                                LORAL ORION, INC.

           Delaware                                               52-1564318
           --------                                               ----------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

The number of shares of common stock, par value $.01 per share of the registrant outstanding as of March 31, 2002 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2) OF FORM 10-Q.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART 1.
                              FINANCIAL INFORMATION

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR AMOUNT)

                                                                       MARCH 31,            DECEMBER 31,
                                                                         2002                  2001
                                                                      -----------           -----------
                                             ASSETS                   (UNAUDITED)             (NOTE)
Current assets:
   Cash and cash equivalents                                          $    36,277           $    19,399
   Accounts receivable, net                                                12,251                13,568
   Prepaid expenses and other current assets                                9,079                11,204
   Due from Loral companies, net                                            8,180                 4,805
                                                                      -----------           -----------
Total current assets                                                       65,787                48,976
Satellites and related equipment, net                                     561,595               579,910
Cost in excess of net assets acquired, net                                                      562,201
Deferred tax assets                                                        32,130                32,130
Other assets, net                                                          22,757                21,668
                                                                      -----------           -----------
                                                                      $   682,269           $ 1,244,885
                                                                      ===========           ===========
                        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt                                  $    80,315           $    49,449
   Accounts payable                                                         1,220                 3,390
   Customer advances                                                          701                 1,080
   Deferred revenue                                                         3,818                 5,954
   Accrued interest                                                         2,136                 1,889
                                                                      -----------           -----------
Total current liabilities                                                  88,190                61,762
Customer advances                                                           4,271                 4,379
Deferred revenue                                                            6,722                 5,142
Long-term debt                                                            928,224               959,555
Note payable to Loral SpaceCom                                             29,700                29,700
Commitments and contingencies (Note 8)
Stockholder's equity (deficit):
   Common stock, $.01 par value
   Paid-in capital                                                        604,166               604,166
   Retained deficit                                                      (979,004)             (419,819)
                                                                      -----------           -----------
Total stockholder's equity (deficit)                                     (374,838)              184,347
                                                                      -----------           -----------
                                                                      $   682,269           $ 1,244,885
                                                                      ===========           ===========

---------
NOTE: The December 31, 2001 balance sheet has been derived from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                 2002               2001
                                                              ---------           ---------
Revenues from satellite services                              $  29,621           $  26,324
Operating expenses:
   Cost of satellite services                                    22,766              25,570
   Selling, general and administrative expenses                   3,108               3,326
                                                              ---------           ---------
Income (loss) from operations                                     3,747              (2,572)
                                                              ---------           ---------
   Interest income                                                  106                  15
   Interest expense                                              (3,258)            (25,238)
   Other income                                                     114                 103
                                                              ---------           ---------
Income (loss) before income taxes, cumulative effect
  of change in accounting principle and discontinued
  operations                                                        709             (27,692)
Income tax benefit                                                2,307                 306
                                                              ---------           ---------
Income (loss) before cumulative effect of change in
  accounting principle and discontinued operations                3,016             (27,386)
Cumulative effect of change in accounting principle
   (Note 9)                                                    (562,201)
                                                              ---------           ---------
Loss from continuing operations                                (559,185)            (27,386)
Loss from operations of discontinued operations, net
  of tax provision (Note 7)                                                          (4,875)
                                                              ---------           ---------
Net loss                                                      $(559,185)          $ (32,261)
                                                              =========           =========

            See notes to condensed consolidated financial statements

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------
                                                                      2002               2001
                                                                   ---------           ---------
Operating Activities:
   Loss from continuing operations                                 $(559,185)          $ (27,386)
   Non-cash items:
      Deferred income tax provision                                                        1,227
      Depreciation and amortization                                   18,823              22,507
      Cumulative effect of change in accounting principle            562,201
      Non-cash interest (income) expense                                (141)              9,903
  Changes in operating assets and liabilities:
    Accounts receivable                                                1,317                  27
    Prepaid expenses and other current assets                          1,617               1,361
    Other assets                                                      (1,089)               (371)
    Accounts payable and accrued interest                             (1,923)            (12,065)
    Customer advances                                                   (487)               (577)
    Deferred revenue                                                    (556)               (626)
    Due from Loral companies, net                                     (3,375)               (831)
                                                                   ---------           ---------


Net cash provided by (used in) operating activities                   17,202              (6,831)
                                                                   ---------           ---------
Net cash provided by discontinued operations                                               6,519
                                                                   ---------           ---------
Financing Activities:
  Payment of satellite incentive obligation                             (324)               (109)
  Increase in note payable to Loral SpaceCom                                               1,164
  Repayment of notes payable                                                                (380)
                                                                   ---------           ---------
Net cash (used in) provided by financing activities                     (324)                675
                                                                   ---------           ---------
Net increase in cash and cash equivalents                             16,878                 363
Cash and cash equivalents at beginning of period                      19,399                   2
                                                                   ---------           ---------
Cash and cash equivalents at end of period                         $  36,277           $     365
                                                                   =========           =========

            See notes to condensed consolidated financial statements

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BUSINESS

    The principal business of Loral Orion, Inc. (the "Company" or "Loral Orion"), formerly known as Loral Cyberstar, Inc., is providing fixed satellite services, including video distribution and other satellite transmission services by leasing transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"). Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), manages the Company's business. Prior to December 21, 2001, the Company operated in two business segments: Fixed Satellite Services and Data Services. On December 21, 2001, the Company, in connection with an exchange offer for its outstanding senior notes and senior discount notes (notes 3, 4 and 7), transferred its data services business to a subsidiary of Loral. Accordingly, the Company now operates in one segment, Fixed Satellite Services ("FSS").

2.   BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financials statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

    Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                                                      MARCH 31,        DECEMBER 31,
                                                                                                        2002               2001
                                                                                                     ----------         ----------
         10.00% senior notes due 2006 (principal amount $613 million) ......................         $  903,738         $  903,738
         11.25% senior notes due 2007 (principal amount $37 million) .......................             40,233             40,385
         12.50% senior discount notes due 2007 (principal amount at maturity $49 million and
            accreted principal amount $49 million) .........................................             54,707             54,696
         Satellite incentive obligations ...................................................              9,861             10,185
                                                                                                     ----------         ----------

               Total debt ..................................................................          1,008,539          1,009,004
         Less, current portion .............................................................             80,315             49,449
                                                                                                     ----------         ----------
               Long-term debt ..............................................................         $  928,224         $  959,555
                                                                                                     ==========         ==========

4.  NOTE PAYABLE TO LORAL SPACECOM CORPORATION

   In connection with the completion of the Company's debt exchange offers in December 2001, Loral SpaceCom Corporation ("LSC") a subsidiary of Loral, canceled its $79.7 million intercompany note issued to it by Loral Orion which ranked pari passu to senior debt in exchange for the transfer of Loral Orion's data services business (see Note 7) and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's new 10% senior notes. Loral Orion's data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name Loral Cyberstar, Inc.

5.  RELATED PARTY TRANSACTIONS

    Due from (to) Loral companies consist of the following (in thousands):

                                                     MARCH 31,      DECEMBER 31,
                                                       2002              2001
                                                      -------          -------
         Loral Space and Communications Corp.         $ 5,382          $ 6,728
         Loral Cyberstar, Inc. ..............           3,278              374
         Loral Space and Communications Ltd .             206           (1,031)
         CyberStar L.P. .....................              79               79
         Loral Skynet .......................            (765)          (1,336)
         Space Systems/Loral ................                               (9)
                                                      -------          -------
                                                      $ 8,180          $ 4,805
                                                      =======          =======

6.   SEGMENTS

    The Company has presented the results of its previously reported data services segment as a discontinued operation (see Note 7). As a result, the Company's continuing operations are organized and operate in one business segment: Fixed Satellite Services (see Note 1). The Company's segment information for 2001 has been restated to reflect the results of such transactions. Revenues before elimination of intercompany revenues from its discontinued operations and other eliminations totaled $32.9 million for the three months ended March 31, 2001.

7.  DISCONTINUED OPERATIONS

     In connection with the completion of the Company's debt exchange offers in December 2001, the Company transferred its data services business to a subsidiary of Loral. Accordingly, the historical condensed consolidated statements of operations and cash flows for 2001 have been restated to account for the data services segment as a discontinued operation. The financial data presented for the Company's data services segment reflects the historical sales and expenses of the data services segment after elimination of intercompany transactions with FSS. Discontinued operations include revenue for the data services segment of $23.8 million for the three months ended March 31, 2001. Cumulative translation losses attributable to discontinued operations was $0.5 million for the three months ended March 31, 2001.

8.  COMMITMENTS AND CONTINGENCIES

    In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of March 31, 2002, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

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

     Loral Orion anticipates it will have additional requirements over the next three years to fund the replacement of Telstar 11 which is expected to reach the end of its useful life in 2005. To the extent that excess cash flow from Loral Orion's satellites is not sufficient to meet these requirements, Loral Orion will need to secure funding from Loral or raise additional financing to fund this requirement and there can be no assurance that the Company will be successful in doing so. Sources of additional capital may include public or private debt, vendor financing, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, its indenture relating to the Company's 10% senior notes limits the amount of such additional debt to $100 million for such replacement satellite and prohibits Loral Orion from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness.

    The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.

 9. ACCOUNTING FOR GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

    On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples and future discounted cash flows. The Company adopted SFAS 142 on January 1, 2002.

    Goodwill

     In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1, 2002. The Company hired professionals in the valuation consulting business to determine the fair value of its goodwill. Since there were no quoted market prices in active markets for the Company's goodwill, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company trading multiples. Those professionals determined that the Company's goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million.

    The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS 142.

     The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three months ended March 31, 2001 (in thousands):

                                                            Actual      As adjusted
                                                            ------      -----------
     Reported loss from continuing operations .......     $(27,386)       $(27,386)
     Add back amortization of goodwill ..............                        3,877
                                                          ---------      ----------
     Loss from continuing operations ................     $(27,386)        (23,509)
     Loss from operations of discontinued
      operations, net of taxes ......................       (4,875)         (4,875)
                                                          ---------      ----------
     Net loss .......................................     $(32,261)       $(28,384)
                                                          =========      ==========


    Other Acquired Intangible Assets

    The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.

    Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets and were as follows at March 31, 2002 and December 31, 2001 (in millions):

                                    March 31, 2002                December 31, 2001
                                 --------------------           --------------------
                                Gross                            Gross
                               Carrying     Accumulated        Carrying    Accumulated
                                Amount      Amortization        Amount     Amortization
                                 -----          -----           -----          -----
     Customer relations          $ 7.0          $(3.8)          $ 7.0          $(3.6)
     Trademarks .......            6.0           (3.3)            6.0           (3.0)
     Regulatory .......            2.5           (1.2)            2.5           (1.2)
                                 -----          -----           -----          -----
         Total ........          $15.5          $(8.3)          $15.5          $(7.8)
                                 =====          =====           =====          =====

    As of March 31, 2002, customer relations and trademarks are being amortized over three years and the weighted average remaining amortization period for regulatory fees was eight years.

    Total amortization expense for other acquired intangible assets for the three months ending March 31, 2002 and 2001 was $0.5 million. Annual amortization expense for other acquired intangible assets over the next five years is estimated to be as follows (in millions):

    2002                           $ 2.0
    2003                             2.0
    2004                             2.0
    2005                             1.2
    2006                              --

10.  NEW ACCOUNTING PRONOUNCEMENTS

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

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company adopted SFAS 144 on January 1, 2002. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its consolidated financial statements.

11. FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES


     In December 2001, Loral Orion (the "Parent Company") issued new senior notes in an exchange offer (see Note 3) which are fully and unconditionally guaranteed, on a joint and several basis, by one of its wholly-owned subsidiaries (the "Guarantor Subsidiary") and Loral ("Issuer's Parent"). The Company's remaining original senior notes and senior discount notes are fully and unconditionally guaranteed on a joint and several basis by the Parent Company, the Guarantor Subsidiary and substantially all of the other wholly-owned subsidiaries in existence through December 21, 2001 (the "Other Subsidiaries").


     Presented below is condensed consolidating financial information for the Parent Company, Issuer's Parent, the Guarantor Subsidiary and the Other Subsidiaries for the three months ended March 31, 2002 and 2001. The Other Subsidiaries were part of the Company's data services segment, the net assets of which were substantially transferred on December 21, 2001 to a subsidiary of Loral (see Note 7), and have been accounted for as a discontinued operation. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Issuer's Parent, Guarantor Subsidiary and Other Subsidiaries.

     The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiary and the Other Subsidiaries using the equity method of accounting. The Company's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the intercompany payables and receivables between its subsidiaries. The note payable due to Loral SpaceCom bears interest at 10% per annum. All principal and interest on this note is due at maturity on July 30, 2006.

               FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT,
                       GUARANTORS AND OTHER SUBSIDIARIES
             LORAL ORION, INC. CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                                 (IN THOUSANDS)

                                          PARENT         ISSUER'S       GUARANTOR         OTHER
                                          COMPANY         PARENT        SUBSIDIARY     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        -----------     -----------     -----------     ----------    -----------     -----------
Current assets:
  Cash and cash equivalents ........    $    36,277     $    18,050     $        --     $       --    $   (18,050)    $    36,277
  Accounts receivable, net .........         10,124              --           2,127             --             --          12,251
  Prepaid expenses and other current
    assets .........................          4,332             100           4,747             --           (100)          9,079
                                        -----------     -----------     -----------     ----------    -----------     -----------
         Total current assets ......         50,733          18,150           6,874             --        (18,150)         57,607
Property, plant and equipment, net .        341,135              --         220,460             --             --         561,595
Notes (payable) receivable from
  unconsolidated subsidiaries ......        (29,700)        200,000              --             --       (200,000)        (29,700)
Due from Loral companies, net ......          8,180              --              --             --             --           8,180
Due to (from) unconsolidated
  subsidiaries .....................       (76,453)          17,215          82,817             --        (23,579)             --
Investments in unconsolidated
  subsidiaries .....................        300,881         564,689        (271,698)            --       (593,872)             --
Investments in and advances to
  affiliates .......................             --          62,283              --             --        (62,283)             --
Deferred tax assets ................         32,130              --              --             --             --          32,130
Other assets, net ..................         21,924           5,385             832             --         (5,384)         22,757
                                        -----------     -----------     -----------     ----------    -----------     -----------
                                        $   648,830     $   867,722     $    39,285     $       --    $  (903,268)    $   652,569
                                        ===========     ===========     ===========     ==========    ===========     ===========
Current liabilities:
  Current portion of long-term debt     $    80,315     $        --     $        --     $       --     $       --     $    80,315
  Accounts payable .................            507           1,080             713             --         (1,080)          1,220
  Customer advances ................            573              --             128             --             --             701
  Accrued interest and preferred
    dividends ......................          2,136          14,231              --             --        (14,231)          2,136
  Deferred revenue .................          2,453              --           1,365             --             --           3,818
  Income taxes payable .............             --           7,952              --             --         (7,952)             --
  Deferred tax liabilities .........             --          22,274              --             --        (22,274)             --
                                        -----------     -----------     -----------     ----------    -----------     -----------
         Total current liabilities .         85,984          45,537           2,206             --        (45,537)         88,190
Deferred tax liabilities ...........             --          20,385           6,362             --        (26,747)             --
Long-term liabilities ..............          9,460              --           1,533             --                         10,993
Long-term debt .....................        928,224         350,000              --             --       (350,000)        928,224
Shareholders' equity (deficit):
  6% Series C convertible redeemable
    preferred stock ................             --         485,371              --             --       (485,371)             --
  6% Series D convertible redeemable
    preferred stock ................             --         296,529              --             --       (296,529)             --
  Common stock .....................             --           3,376              --             --         (3,376)             --
  Paid-in capital ..................        604,166       2,774,812              --             --     (2,774,812)        604,166
  Treasury stock, at cost ..........             --          (3,360)             --             --          3,360              --
  Unearned compensation ............             --              (4)             --             --              4              --
  Retained (deficit) earnings ......       (979,004)     (3,132,033)         29,184             --      3,102,849        (979,004)
  Accumulated other comprehensive
    income .........................             --          27,109              --             --        (27,109)             --
                                        -----------     -----------     -----------     ----------    -----------     -----------
         Total stockholder's equity
           (deficit)                       (374,838)        451,800          29,184             --       (480,984)       (374,838)
                                        -----------     -----------     -----------     ----------    -----------     -----------
                                        $   648,830     $   867,722     $    39,285     $       --    $  (903,268)    $   652,569
                                        ===========     ===========     ===========     ==========    ===========     ===========

               FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT,
                GUARANTORS AND OTHER SUBSIDIARIES - (CONTINUED)
        LORAL ORION, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                     PARENT       ISSUER'S     GUARANTOR       OTHER
                                                     COMPANY       PARENT      SUBSIDIARY   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                                    ---------     ---------     ---------     --------    ---------     ---------
Revenues from satellite services ...............    $  26,836      $     --     $  12,892     $     --    $ (10,107)    $  29,621
                                                    ---------     ---------     ---------     --------    ---------     ---------
         Total revenues ........................       26,836            --        12,892           --      (10,107)       29,621
Costs of satellite services ....................       25,775                       7,098           --      (10,107)       22,766
Selling, general and administrative
  expenses .....................................        2,704            19           404           --          (19)        3,108
Management fee expense .........................           --           291            --           --         (291)           --
                                                    ---------     ---------     ---------     --------    ---------     ---------
Operating income (loss) ........................       (1,643)         (310)        5,390           --          310         3,747
Interest and investment income .................          220         5,230            --           --       (5,230)          220
Interest expense ...............................       (3,258)       (9,847)           --           --        9,847        (3,258)
                                                    ---------     ---------     ---------     --------    ---------     ---------
(Loss) income before income taxes, equity
  in net loss of unconsolidated
  subsidiaries and affiliates and cumulative
  effect of change in accounting principle .....       (4,681)       (4,927)        5,390           --        4,927           709
Income tax benefit (provision) .................        4,164        (1,549)       (1,857)          --        1,549         2,307
                                                    ---------     ---------     ---------     --------    ---------     ---------
(Loss) income before equity in net loss of
  unconsolidated subsidiaries and
  affiliates and cumulative effect of change in
  accounting principle .........................         (517)       (6,476)        3,533           --        6,476         3,016
Equity in net loss of unconsolidated
  subsidiaries, net of tax benefit .............        3,533      (874,287)           --           --      870,754            --
Equity in net loss of affiliates, net of
  taxes ........................................           --       (15,597)           --           --       15,597            --
                                                    ---------     ---------     ---------     --------    ---------     ---------
(Loss) income before cumulative effect of
  change in accounting principle ...............        3,016      (896,360)        3,533           --      892,827         3,016
Cumulative effect of change in accounting
  principle ....................................     (562,201)           --            --           --           --      (562,201)
                                                    ---------     ---------     ---------     --------    ---------     ---------
Net (loss) income ..............................    $(559,185)    $(896,360)    $   3,533     $     --    $ 892,827     $(559,185)
                                                    =========     =========     =========     ========    =========     =========

               FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT,
                GUARANTORS AND OTHER SUBSIDIARIES - (CONTINUED)
        LORAL ORION, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                 PARENT       ISSUER'S      GUARANTOR      OTHER
                                                 COMPANY       PARENT       SUBSIDIARY  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                ---------     ---------     ---------     ---------    ---------     ---------
Operating activities:
  (Loss) income from continuing operations .    $(559,185)    $(896,360)    $   3,533      $     --    $ 892,827     $(559,185)
  Non-cash items:
   Cumulative effect of change in
     accounting  principle..................      562,201            --            --            --           --       562,201
    Equity in net loss of affiliates, net of
      taxes ................................           --        15,597            --            --      (15,597)           --
    Equity in net loss of unconsolidated
      subsidiaries, net of taxes ...........       (3,533)      874,287            --            --     (870,754)           --
    Deferred taxes .........................           --         1,536           752            --       (2,288)           --
    Depreciation and amortization ..........       13,570            --         5,253                         --        18,823
    Non-cash interest income ..............          (141)           --            --            --           --          (141)
Changes in operating assets and liabilities:
  Accounts receivable, net .................        2,947            --        (1,630)           --           --          1,317
  Other current assets .....................          817           165           800            --         (165)         1,617
  Due to (from) Loral companies, net .......       (3,653)           --           278            --           --        (3,375)
  Due to (from) unconsolidated subsidiaries         9,364        (4,300)      (10,116)           --        5,052            --
  Other assets .............................       (1,089)          290            --            --         (290)       (1,089)
  Accounts payable .........................       (2,170)         (277)           --            --          277        (2,170)
  Accrued expenses and other current
   liabilities..............................          247        (8,312)           --            --        8,312           247
  Customer advances ........................         (487)           --            --            --           --          (487)
  Income taxes payable .....................           --            13            --            --          (13)           --
  Deferred revenue .........................       (1,686)           --         1,130            --           --          (556)
  Other ....................................           --          (166)           --            --          166            --
                                                ---------     ---------     ---------     ---------    ---------     ---------
Net cash provided by (used in) operating
  Activities ...............................       17,202       (17,527)           --            --       17,527        17,202

Investing activities:
  Investments in and advances to affiliates            --        (1,557)           --            --         1,557           --
  Investments in and advances to
    unconsolidated subsidiaries ............           --           172            --            --         (172)           --
                                                ---------     ---------     ---------     ---------    ---------     ---------
Net cash (used in) provided by investing
  Activities ...............................           --        (1,385)           --            --        1,385            --
                                                ---------     ---------     ---------     ---------    ---------     ---------

Financing activities:
  Repayments of long-term obligations                (324)           --            --            --           --          (324)
  Preferred dividends ......................           --       (11,963)           --            --       11,963            --
  Proceeds from stock issuances ............           --         2,857            --            --       (2,857)           --
                                                ---------     ---------     ---------     ---------    ---------     ---------
Net cash (used in) provided by financing
  activities ...............................         (324)       (9,106)           --            --        9,106          (324)
                                                ---------     ---------     ---------     ---------    ---------     ---------
Increase (decrease) in cash and cash
  equivalents ..............................       16,878       (28,018)           --            --       28,018        16,878
Cash and cash equivalents -- beginning of
  period ...................................       19,399        46,068            --            --      (46,068)       19,399
                                                ---------     ---------     ---------     ---------    ---------     ---------
Cash and cash equivalents -- end of period .    $  36,277     $  18,050     $      --     $            $ (18,050)    $  36,277
                                                =========     =========     =========     =========    =========     =========

               FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT,
                GUARANTORS AND OTHER SUBSIDIARIES - (CONTINUED)
             LORAL ORION, INC. CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                          PARENT         ISSUER'S       GUARANTOR        OTHER
                                          COMPANY         PARENT        SUBSIDIARY    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                        -----------     -----------     -----------     --------    -----------     -----------
Current assets:
  Cash and cash equivalents ........    $    19,399     $    46,068     $        --     $     --    $   (46,068)    $    19,399
  Accounts receivable, net .........         13,071              --             497           --             --          13,568
  Prepaid expenses and other current
    assets .........................          6,053             265           5,151           --           (265)         11,204
                                        -----------     -----------     -----------     --------    -----------     -----------
         Total current assets ......         38,523          46,333           5,648           --        (46,333)         44,171
Property, plant and equipment, net .        354,196              --         225,714           --             --         579,910
Costs in excess of net assets
  acquired, net ....................        562,201              --              --           --             --         562,201
Notes (payable) receivable from
  unconsolidated subsidiaries ......        (29,700)        200,000              --           --       (200,000)        (29,700)
Due to (from) Loral companies, net .        (15,135)             --          19,940           --             --           4,805
Due to (from) unconsolidated
  subsidiaries .....................        (47,826)         12,915          53,038           --        (18,127)             --
Investments in unconsolidated
  subsidiaries .....................        297,349       1,432,614        (271,698)          --     (1,458,265)             --
Investments in and advances to
  affiliates .......................             --          77,061              --           --        (77,061)             --
Deferred tax assets ................         32,130              --              --           --             --          32,130
Other assets, net ..................         20,836           6,632             832           --         (6,632)         21,668
                                        -----------     -----------     -----------     --------    -----------     -----------
                                        $ 1,212,574     $ 1,775,555     $    33,474     $     --    $(1,806,418)    $ 1,215,185
                                        ===========     ===========     ===========     ========    ===========     ===========
Current liabilities:
  Current portion of long-term debt     $    49,449     $        --     $        --     $     --    $        --     $    49,449
  Accounts payable .................          2,677           1,357             713           --         (1,357)          3,390
  Customer advances ................            952              --             128           --             --           1,080
  Accrued interest and preferred
    dividends ......................          1,889          22,543              --           --        (22,543)          1,889
  Deferred revenue .................          5,719              --             235           --             --           5,954
  Income taxes payable .............             --           7,939              --           --         (7,939)             --
  Deferred tax liabilities .........             --          21,222              --           --        (21,222)             --
                                        -----------     -----------     -----------     --------    -----------     -----------
         Total current liabilities .         60,686          53,061           1,076           --        (53,061)         61,762
Deferred tax liabilities ...........             --          21,626           5,214           --        (26,840)             --
Long-term liabilities ..............          7,986              --           1,533           --              2           9,521
Long-term debt .....................        959,555         350,000              --           --       (350,000)        959,555
Shareholders' equity (deficit):
  6% Series C convertible redeemable
    preferred stock ................             --         485,371              --           --       (485,371)             --
  6% Series D convertible redeemable
    preferred stock ................             --         296,529              --           --       (296,529)             --
  Common stock......................             --           3,368              --           --         (3,368)             --
  Paid-in capital ..................        604,166       2,771,964              --           --     (2,771,964)        604,166
  Treasury stock, at cost ..........             --          (3,360)             --           --          3,360              --
  Unearned compensation ............             --             (81)             --           --             81              --
  Retained (deficit) earnings ......       (419,819)     (2,223,710)         25,651           --      2,198,059        (419,819)
  Accumulated other comprehensive
    income .........................             --          20,787              --           --        (20,787)             --
                                        -----------     -----------     -----------     --------    -----------     -----------
         Total stockholder's equity         184,347       1,350,868          25,651           --     (1,376,519)        184,347
                                        -----------     -----------     -----------     --------    -----------     -----------
                                        $ 1,212,574     $ 1,775,555     $    33,474     $     --    $(1,806,418)    $ 1,215,185
                                        ===========     ===========     ===========     ========    ===========     ===========

               FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT,
                GUARANTORS AND OTHER SUBSIDIARIES - (CONTINUED)
        LORAL ORION, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                               PARENT         ISSUER'S      GUARANTOR        OTHER
                                               COMPANY         PARENT       SUBSIDIARY    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               --------       --------       --------       --------       --------       --------
Revenues from satellite services ........      $ 22,259       $     --       $ 12,660       $     --       $ (8,595)      $ 26,324
                                               --------       --------       --------       --------       --------       --------
         Total revenues .................        22,259             --         12,660             --         (8,595)        26,324
Costs of satellite services .............        27,820             --          6,345             --         (8,595)        25,570
Selling, general and administrative
  expenses ..............................         3,326            313             --             --           (313)         3,326
Management fee expense ..................            --         10,435             --             --        (10,435)            --
                                               --------       --------       --------       --------       --------       --------
Operating (loss) income .................        (8,887)       (10,748)         6,315             --         10,748         (2,572)
Interest and investment income ..........           114          6,270              4             --         (6,270)           118
Interest expense ........................       (25,234)        (8,593)            (4)            --          8,593        (25,238)
                                               --------       --------       --------       --------       --------       --------
(Loss) income before income taxes, equity
  in net loss of unconsolidated
  subsidiaries and affiliates
  and discontinued operations ...........       (34,007)       (13,071)         6,315             --         13,071        (27,692)
Income tax benefit (provision) ..........         2,516         (1,596)        (2,210)            --          1,596            306
                                               --------       --------       --------       --------       --------       --------
(Loss) income before equity in net loss
  of unconsolidated subsidiaries and
  affiliates and discontinued
  operations ............................       (31,491)       (14,667)         4,105             --         14,667        (27,386)
Equity in net loss of unconsolidated
  subsidiaries, net of tax benefit ......         2,362        (20,668)            --             --         18,306             --
Equity in net loss of affiliates, net of
  taxes .................................            --        (23,674)            --             --         23,674             --
                                               --------       --------       --------       --------       --------       --------
(Loss) income from continuing
  operations ............................       (29,129)       (59,009)         4,105             --         56,647        (27,386)
Loss from operations of discontinued
  operations, net of taxes ..............        (3,132)            --             --         (1,743)            --         (4,875)
                                               --------       --------       --------       --------       --------       --------
Net loss (income) .......................      $(32,261)      $(59,009)      $  4,105       $ (1,743)      $ 56,647       $(32,261)
                                               ========       ========       ========       ========       ========       ========

               FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT,
                GUARANTORS AND OTHER SUBSIDIARIES - (CONTINUED)
        LORAL ORION, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                  PARENT       ISSUER'S      GUARANTOR      OTHER
                                                  COMPANY       PARENT       SUBSIDIARY  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ---------     ---------     ---------     --------    ---------     ---------
Operating activities:
  Loss income from continuing operations ....    $ (29,129)    $ (59,009)    $   4,105     $     --    $  56,647     $ (27,386)
  Non-cash items:
    Equity in net loss of affiliates, net of
    taxes ...................................           --        23,674            --           --      (23,674)           --
    Equity in net loss of unconsolidated
      subsidiaries, net of taxes ............       (2,362)       20,668            --           --      (18,306)           --
    Deferred taxes ..........................        1,227         1,418           950           --       (2,368)        1,227
    Depreciation and amortization ...........       17,254            --         5,253           --           --        22,507
    Non-cash interest expense ...............        9,903            --            --           --           --         9,903
 Changes in operating assets and liabilities:
  Accounts receivable, net ..................         (219)           --           246           --           --            27
  Prepaid expenses and other current assets .          969            --           392           --           --         1,361
  Due to (from) Loral companies, net ........        4,990            --        (4,745)          --           --           245
  Due to (from) unconsolidated subsidiaries .        2,532         6,150        (4,558)          --       (5,200)       (1,076)
  Other assets ..............................         (371)        2,594            --           --       (2,594)         (371)
  Accounts payable and interest payable .....      (12,065)       (8,149)           --           --        8,149       (12,065)
  Accrued expenses and other current
    liabilities .............................        1,664            --        (1,664)          --           --            --
  Customer advances .........................         (595)           --            18           --           --          (577)
  Income taxes payable ......................           --           178            --           --         (178)           --
  Deferred revenue ..........................         (626)           --            --           --           --          (626)
  Other .....................................           (3)           47             3           --          (47)           --
                                                 ---------     ---------     ---------     --------    ---------     ---------
Net cash (used in) provided by operating
  activities ................................       (6,831)      (12,429)           --           --       12,429        (6,831)
                                                 ---------     ---------     ---------     --------    ---------     ---------
Net cash provided by discontinued operations         6,519            --            --           --           --         6,519
                                                 ---------     ---------     ---------     --------    ---------     ---------

Investing activities:
  Investments in and advances to affiliates .           --       (14,933)           --           --       14,933            --
  Investments in and advances to
    unconsolidated subsidiaries .............           --       (14,956)           --           --       14,956            --
                                                 ---------     ---------     ---------     --------    ---------     ---------
Net cash used in investing activities .......           --       (29,889)           --           --       29,889            --
                                                 ---------     ---------     ---------     --------    ---------     ---------

Financing activities:
  Repayment of notes payable ................         (380)           --            --           --           --          (380)
  Repayments of long-term obligations .......         (109)           --            --           --           --          (109)
  Preferred dividends .......................           --       (16,123)           --           --       16,123            --
  Proceeds from stock issuances .............           --         4,870            --           --       (4,870)           --
  Repayment of note due to Loral SpaceCom ...        1,164            --            --           --           --         1,164
                                                 ---------     ---------     ---------     --------    ---------     ---------
Net cash (used in) provided by financing
  activities ................................          675       (11,253)           --           --       11,253           675
                                                 ---------     ---------     ---------     --------    ---------     ---------
Increase (decrease) in cash and cash
  equivalents ...............................          363       (53,571)           --           --       53,571           363
Cash and cash equivalents -- beginning of
  period ....................................            2       151,405            --           --     (151,405)            2
                                                 ---------     ---------     ---------     --------    ---------     ---------
Cash and cash equivalents -- end of period ..    $     365     $  97,834      $     --     $     --    $ (97,834)    $     365
                                                 =========     =========     =========     ========    =========     =========

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

    Except for the historical information contained herein, the matters discussed in the following Management's Narrative Analysis of Results of Operations of Loral Orion, Inc. ("Loral Orion" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of the factors and conditions that could affect the outcome of forward-looking statements relate to
(i) the Company's financial structure, and (ii) operational matters. For a detailed discussion of these factors and conditions, please refer to the section of the Company's latest Annual Report on Form 10-K titled "Certain Factors that May Affect Future Results" beginning on page 5 and to the other periodic reports filed with the SEC by Loral Orion. In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. The Company undertakes no obligation to update any forward-looking statements.

GENERAL

    The principal business of Loral Orion, Inc. (the "Company" or "Loral
Orion") is leasing transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"). Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), manages the Company's continuing operations.

    Prior to December 21, 2001, the Company operated in two business segments:
Fixed Satellite Services and Data Services. On December 21, 2001, the Company, in connection with the debt exchange offers for its outstanding senior notes and senior discount notes, transferred its data services business to a subsidiary of Loral. Accordingly, it now operates in one segment, Fixed Satellite Services.

    No restrictions exist on the ability of any of the subsidiaries of Loral Orion ("Subsidiary Guarantors") other than inconsequential subsidiaries, to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

     The historical condensed consolidated statements of operations and cash flows for 2001 have been restated to account for the data services segment as a discontinued operation. The financial data presented for the Company's data services segment reflects the historical sales and expenses of the data services segment after elimination of intercompany transactions with FSS.

CRITICAL ACCOUNTING MATTERS

    See the Company's latest Annual Report on Form 10-K filed with the SEC and Accounting Pronouncements below.

RESULTS OF OPERATIONS

    In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization

("EBITDA") as a measure of a segment's profit or loss. The following discusses the results of Loral Orion, Inc. for the three months ended March 31, 2002 and March 31, 2001 respectively.

OPERATING REVENUES FROM CONTINUING OPERATIONS (IN MILLIONS):

                                             QUARTER ENDED MARCH 31,
                                                2002      2001
                                                -----     -----
                  Fixed Satellite Services .    $29.8     $32.9
                  Eliminations (1) .........     (0.2)     (6.6)
                                                -----     -----

                  Operating Revenues .......    $29.6     $26.3
                                                =====     =====

EBITDA (2) (IN MILLIONS):

                                               QUARTER ENDED MARCH 31,
                                                   2002       2001
                                                --------   ---------
                  Fixed Satellite Services..    $   22.8   $    26.8
                  Eliminations (1)..........        (0.2)       (6.6)
                                                --------   ---------
                  EBITDA....................    $   22.6   $    20.2
                                                ========   =========

    (1) Primarily represents sales to the Company's discontinued operation (formerly the data services segment) in 2001 (see below).

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH 2001

    Revenues from continuing operations in 2002 and 2001 were $29.6 million and $26.3 million, respectively. This increase was primarily due to sales to the Company's former data services business of $3.0 million in 2002, which were eliminated in 2001 until the Company transferred the data services business to a subsidiary of Loral in connection with the Company's exchange offers (see Exchange Offers).

    Cost of satellite services for continuing operations in 2002 and 2001 were $22.8 million and $25.6 million, respectively. This decrease was primarily due to reduced amortization expense resulting from the Company's adoption of SFAS No. 142 (See Accounting Pronouncements), offset by increased insurance costs as a result of the Company renewing the insurance on one of its satellites after September 11, 2001.

    Selling, general and administrative expenses for continuing operations in 2002 and 2001 were $3.1 million and $3.3 million, respectively, which was primarily due to lower bad debt expense, offset by costs allocated by Loral in 2002.

    Interest expense in 2002 and 2001 was $3.4 million and $25.2 million, respectively. The decrease was primarily due to the accounting for the Company's exchange offers completed in December 2001, as the Company does not recognize any interest expense on its new 10% senior notes. (See Exchange Offers)

     The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2002 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its tax losses when such losses are utilized by the consolidated group; otherwise the Company is required to pay its separate Company income tax liability to Loral Space & Communications Corporation. For 2002, the Company recorded a net receivable under this tax sharing agreement of approximately $2.3 million as a current income tax benefit.

    On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge for the cumulative effect of change in accounting principle of $562 million (see Accounting Pronouncements).

SEGMENT RESULTS

     Segment revenues in 2002 were $29.8 million as compared to $32.9 million in 2001. EBITDA on the same basis was $22.8 million in 2002, as compared to $26.8 million in 2001. These decreases are primarily due to lower revenues for capacity in 2002 from the Company's discontinued operation (formerly the data services segment). At March 31, 2002, the Company had an external contracted backlog (representing future revenues under customer contracts) of approximately $546.3 million, as compared to $576.0 million at December 31, 2001.

OPERATIONAL MATTERS

     Loral Orion anticipates it will have additional requirements over the next three years to fund the replacement of Telstar 11 which is expected to reach the end of its useful life in 2005. To the extent that excess cash flow from Loral Orion's satellites is not sufficient to meet these requirements, Loral Orion will need to secure funding from Loral or raise additional financing to fund this requirement and there can be no assurance that the Company will be successful in doing so. Sources of additional capital may include public or private debt, vendor financing, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, its indenture relating to the Company's 10% senior notes limits the amount of such additional debt to $100 million for such replacement satellite and prohibits Loral Orion from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness.

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

    Beginning in 2002, Loral initiated the allocation of corporate management expenses to its individual subsidiaries and divisions, including Loral Orion. The allocation of these expenses is computed with respect to Loral Orion in a manner consistent with Loral's other subsidiaries and divisions, using a fixed formula based on three factors: employee payroll, revenues and assets. The amount allocated for the first three months of 2002 was $0.9 million. The amount expected to be allocated to Loral Orion is estimated to be between three and four million dollars for the year ended 2002.

EXCHANGE OFFERS

     On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes due 2006 guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due in 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new noteholders 6.04 million five-year warrants to purchase Loral common stock at a price of $2.37 per share. The warrants were valued at $6.7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term, and is reflected in capital in excess of par value on the consolidated balance sheet. After the exchange offers, principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates, but the indentures for the existing notes were amended so as to remove substantially all of their operating restrictions and events of default.

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

ACCOUNTING PRONOUNCEMENTS

    On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples and future discounted cash flows. The Company adopted SFAS 142 on January 1, 2002.

    In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1,

2002. The Company hired professionals in the valuation consulting business to determine the fair value of its goodwill. Since there were no quoted market prices in active markets for the Company's goodwill, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company trading multiples. Those professionals determined that the Company's goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million.

    The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS 142.

    The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three months ended March 31, 2001 (in thousands):

                                                         Actual      As Adjusted
                                                         ------      -----------
   Reported loss from continuing operations.........    $(27,386)     $(27,386)
   Add back amortization of goodwill................                     3,877
                                                        --------      --------
   Loss from continuing operations..................     (27,386)      (23,509)
   Loss from operations of discontinued
    operations, net of taxes........................      (4,875)       (4,875)
                                                        --------      --------
   Net loss.........................................    $(32,261)     $(28,384)
                                                        ========      ========

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

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company adopted SFAS 144 on January 1, 2002. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its consolidated financial statements.

PART II. OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K:


               Date of Report                               Description
               --------------                               -----------
               January 8, 2002     Item 5 - Other Events    Name change to Loral Orion, Inc.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LORAL ORION, INC.
                                                   Registrant

Date:  May 14, 2002                     /s/   RICHARD J. TOWNSEND
                               -------------------------------------------------
                                              Richard J. Townsend
                               Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer and
                                        Registrant's Authorized Officer)