Form 10-Q
period 2002-06-30
LORAL ORION INC
filed 2002-08-14
CIK 1029850

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER 0-22085

                                LORAL ORION, INC.

           DELAWARE                                              52-1564318
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      500 HILLS DRIVE, BEDMINSTER, NJ 07921

                            TELEPHONE: (908) 470-2300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          11 1/4% SENIOR NOTES DUE 2007
                     12 1/2% SENIOR DISCOUNT NOTES DUE 2007
                            10% SENIOR NOTES DUE 2006

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

      The number of shares of common stock, par value $.01 per share of the registrant outstanding as of June 30, 2002 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART 1.
                              FINANCIAL INFORMATION

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR AMOUNT)

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2002              2001
                                                                                 ----              ----
                                    ASSETS                                    (UNAUDITED)         (NOTE)
Current assets:
   Cash and cash equivalents ............................................     $    54,800      $    19,399
   Accounts receivable, net .............................................          11,576           13,568
   Prepaid expenses and other current assets ............................           7,865           11,204
   Due from Loral companies, net ........................................           9,587            4,805
                                                                              -----------      -----------
Total current assets ....................................................          83,828           48,976
Satellites and related equipment, net ...................................         543,278          579,910
Cost in excess of net assets acquired, net ..............................              --          562,201
Deferred tax assets .....................................................          32,130           32,130
Other assets, net .......................................................          19,970           21,668
                                                                              -----------      -----------
                                                                              $   679,206      $ 1,244,885
                                                                              ===========      ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt ....................................     $    80,101      $    49,449
   Accounts payable .....................................................           1,326            3,390
   Customer advances ....................................................           1,143            1,080
   Deferred revenue .....................................................           2,519            5,954
   Accrued interest .....................................................           4,700            1,889
                                                                              -----------      -----------
Total current liabilities ...............................................          89,789           61,762
Customer advances .......................................................           3,083            4,379
Deferred revenue ........................................................           6,550            5,142
Long-term debt ..........................................................         927,456          959,555
Note payable to Loral SpaceCom ..........................................          29,700           29,700
Commitments and contingencies (Note 8)
Stockholder's equity (deficit):
   Common stock, $.01 par value .........................................              --               --
   Paid-in capital ......................................................         604,166          604,166
   Retained deficit .....................................................        (981,538)        (419,819)
                                                                              -----------      -----------
Total stockholder's equity (deficit) ....................................        (377,372)         184,347
                                                                              -----------      -----------
                                                                              $   679,206      $ 1,244,885
                                                                              ===========      ===========

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
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                       --------                    --------
                                                                 2002          2001           2002          2001
                                                                 ----          ----           ----          ----
Revenues from satellite services .........................     $ 27,579      $ 27,598      $  57,200      $ 53,922
Operating expenses:
     Cost of satellite services ..........................       22,529        25,375         45,295        50,945
     Selling, general and administrative expenses ........        3,235         2,374          6,343         5,700
                                                               --------      --------      ---------      --------
Income (loss) from operations ............................        1,815          (151)         5,562        (2,723)
Interest income ..........................................           43            15            149            30
Interest expense .........................................       (3,492)      (24,837)        (6,750)      (50,075)
Other income .............................................           38            68            152           171
                                                               --------      --------      ---------      --------
Loss before income taxes, cumulative effect
     of change in accounting principle and discontinued
     operations ..........................................       (1,596)      (24,905)          (887)      (52,597)
Income tax (provision) benefit ...........................         (938)          572          1,369           878
                                                               --------      --------      ---------      --------
Income (loss) before cumulative effect of change in
     accounting principle and discontinued operations ....       (2,534)      (24,333)           482       (51,719)
Cumulative effect of change in accounting principle
     (Note 9) ............................................           --            --       (562,201)           --
                                                               --------      --------      ---------      --------
Loss from continuing operations ..........................       (2,534)      (24,333)      (561,719)      (51,719)
Loss from operations of discontinued operations, net
     of tax provision (Note 7) ...........................           --        (4,970)            --        (9,845)
                                                               --------      --------      ---------      --------
Net loss .................................................     $ (2,534)     $(29,303)     $(561,719)     $(61,564)
                                                               ========      ========      =========      ========

            See notes to condensed consolidated financial statements

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                           --------
                                                                      2002           2001
                                                                      ----           ----
Operating Activities:
     Loss from continuing operations .........................     $(561,719)     $(51,719)
     Non-cash items:
        Deferred  taxes ......................................            --         4,369
        Depreciation and amortization ........................        37,647        44,764
        Cumulative effect of change in accounting principle ..       562,201
        Non-cash interest (income) expense ...................          (529)       19,882
     Changes in operating assets and liabilities:
        Accounts receivable ..................................         1,992          (856)
        Prepaid expenses and other current assets ............         2,324         2,680
        Other assets .........................................         1,698          (697)
        Accounts payable and accrued interest ................           747            87
        Customer advances ....................................        (1,233)       (1,258)
        Deferred revenue .....................................        (2,027)        1,752
        Due from Loral companies, net ........................        (4,782)        1,235
                                                                   ---------      --------
Net cash provided by operating activities ....................        36,319        20,239
                                                                   ---------      --------
Net cash used in discontinued operations .....................            --       (14,203)
                                                                   ---------      --------
Investing Activities:
     Property and equipment, net .............................            --           (46)
                                                                   ---------      --------
Net cash used in investing activities ........................            --           (46)
                                                                   ---------      --------
Financing Activities:
     Payment of satellite incentive obligation ...............          (918)         (288)
     Increase in note payable to Loral SpaceCom ..............            --        (3,197)
     Repayment of notes payable ..............................            --          (772)
                                                                   ---------      --------
Net cash used in financing activities ........................          (918)       (4,257)
                                                                   ---------      --------
Net increase in cash and cash equivalents ....................        35,401         1,733
Cash and cash equivalents at beginning of period .............        19,399             2
                                                                   ---------      --------
Cash and cash equivalents at end of period ...................     $  54,800      $  1,735
                                                                   =========      ========

            See notes to condensed consolidated financial statements

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BUSINESS

      The principal business of Loral Orion, Inc. (the "Company" or "Loral Orion"), formerly known as Loral Cyberstar, Inc., is providing fixed satellite services, including video distribution and other satellite transmission services by leasing transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"). Loral Skynet, a division of Loral SpaceCom Corporation ("LSC"), which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), manages the Company's business. Prior to December 21, 2001, the Company operated in two business segments: Fixed Satellite Services and Data Services. On December 21, 2001, the Company, in connection with an exchange offer for its outstanding senior notes and senior discount notes (notes 3, 4 and 7), transferred its data services business to a subsidiary of Loral. Accordingly, the Company now operates in one segment, Fixed Satellite Services ("FSS").

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

Reclassifications

       Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2002            2001
                                                                                    ----            ----
      10.00% senior notes due 2006 (principal amount $613 million) .........     $  903,738     $  903,738
      11.25% senior notes due 2007 (principal amount $37 million) ..........         40,080         40,385
      12.50% senior discount notes due 2007 (principal amount at
          maturity $49 million and accreted principal amount $49 million) ..         54,472         54,696
      Satellite incentive obligations ......................................          9,267         10,185
                                                                                 ----------     ----------
           Total debt ......................................................      1,007,557      1,009,004
      Less, current portion ................................................         80,101         49,449
                                                                                 ----------     ----------
           Long-term debt ..................................................     $  927,456     $  959,555
                                                                                 ==========     ==========

4.    NOTE PAYABLE TO LORAL SPACECOM CORPORATION

      In connection with the completion of the Company's debt exchange offers in December 2001, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion which ranked pari passu to senior debt in exchange for the transfer of Loral Orion's data services business (see Note 7) and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's new 10% senior notes. Loral Orion's data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name Loral Cyberstar, Inc.

5.    RELATED PARTY TRANSACTIONS

      Due from (to) Loral companies consist of the following (in thousands):

                                                 JUNE 30,   DECEMBER 31,
                                                  2002          2001
                                                  ----          ----
      Loral Space and Communications Corp. ...   $2,232       $ 6,728
      Loral Cyberstar, Inc. ..................    5,724           374
      Loral Space and Communications Ltd .....    1,170        (1,031)
      CyberStar L.P. .........................       79            79
      Loral Skynet ...........................      382        (1,336)
      Space Systems/Loral ....................       --            (9)
                                                 ------       -------
                                                 $9,587       $ 4,805
                                                 ======       =======

6.    SEGMENTS

      The Company has presented the results of its previously reported data services segment as a discontinued operation (see Note 7). As a result, the Company's continuing operations are organized and operate in one business segment: Fixed Satellite Services (see Note 1). The Company's segment information for 2001 has been restated to reflect the results of such transactions. Revenues before elimination of intercompany revenues from its discontinued operations and other eliminations totaled $32.8 million and $65.8 million for the three and six months ended June 30, 2001, respectively.

7.    DISCONTINUED OPERATIONS

      In connection with the completion of the Company's debt exchange offers in December 2001, the Company transferred its data services business to a subsidiary of Loral. Accordingly, the historical condensed consolidated statements of operations and cash flows for 2001 have been restated to account for the data services segment as a discontinued operation. The financial data presented for the Company's data services segment reflects the historical sales and expenses of the data services segment after elimination of intercompany transactions with FSS. Discontinued operations include revenue for the data services segment of $21.7 million and $45.6 million for the three and six months ended June 30, 2001, respectively. Cumulative translation losses attributable to discontinued operations was $0.4 million and $0.9 million for the three and six months ended June 30, 2001, respectively.

8.    COMMITMENTS AND CONTINGENCIES

      In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose nine of the 34 transponders on the satellite. In such event, the Company would be entitled to insurance proceeds of approximately $53 million and believes that it would be able to satisfy most of the lost capacity on another Company owned satellite. Such an event may have an adverse effect on the financial position and results of operations of the Company.

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

      While the Company has in the past, consistent with industry practice, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have experienced problems in the past. Telstar 10/Apstar IIR was manufactured by Space Systems/Loral ("SS/L") and has the same solar array configuration as another 1300-class satellite manufactured by SS/L that recently experienced a solar array failure. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect Telstar 10/ Apstar IIR. However, as a result of discussions with insurers relating to the renewal of insurance for Telstar 10/Apstar IIR approximately 25% of the insurance coverage has excluded losses due to solar array failures and approximately 75% of the insurance coverage provides for coverage of losses due to solar array failures in the event of a capacity loss of 65% or more. An uninsured loss of a satellite will have a material adverse effect on the Company's consolidated financial position and its results of operations.

      Loral Orion anticipates it will have additional funding requirements over the next three years if it elects to replace Telstar 11 which is expected to reach the end of its useful life in 2005. To the extent that excess cash flow from Loral Orion's satellites is not sufficient to meet these requirements, Loral Orion will need to secure funding from Loral or raise additional financing to fund this requirement and there can be no assurance that the Company will be successful in doing so. Sources of additional capital may include public or private debt, vendor financing, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, its indenture relating to the Company's 10% senior notes limits the amount of such additional debt to $100 million for such replacement satellite and prohibits Loral Orion from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness.

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

Goodwill

      In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1, 2002. The Company hired professionals in the valuation consulting business to determine the fair value of the Company. Since there were no quoted market prices in active markets for the Company, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company trading multiples. Those professionals determined that the Company's goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million.

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS 142.

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three and six months ended June 30, 2001 (in thousands):

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      ------------------           ----------------
                                                    ACTUAL      AS ADJUSTED     ACTUAL      AS ADJUSTED
                                                    ------      -----------     ------      -----------
      Reported loss from continuing operations     $(24,333)     $(24,333)     $(51,719)     $(51,719)
      Add back amortization of goodwill                  --         3,877            --         7,754
                                                   --------      --------      --------      --------
      Loss from continuing operations               (24,333)      (20,456)      (51,719)      (43,965)
      Loss from operations of discontinued
         operations, net of taxes                    (4,970)       (4,970)       (9,845)       (9,845)
                                                   --------      --------      --------      --------
      Net loss                                     $(29,303)     $(25,426)     $(61,564)     $(53,810)
                                                   ========      ========      ========      ========

Other Acquired Intangible Assets

      The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.

      Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets and were as follows at June 30, 2002 and December 31, 2001 (in millions):

                                       JUNE 30, 2002            DECEMBER 31, 2001
                                       -------------            -----------------

                                    GROSS     ACCUMULATED      GROSS     ACCUMULATED
                                    AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
                                    ------    ------------     ------    ------------
      Customer relations ...        $ 7.0        $(4.1)        $ 7.0        $(3.6)
      Trademarks ...........          6.0         (3.5)          6.0         (3.0)
      Regulatory ...........          2.5         (1.3)          2.5         (1.2)
                                    -----        -----         -----        -----
           Total ...........        $15.5        $(8.9)        $15.5        $(7.8)
                                    =====        =====         =====        =====

      As of June 30, 2002, the weighted average remaining amortization period for customer relations and trademarks was three years and for regulatory fees was eight years.

      Total amortization expense for other acquired intangible assets for the three months ended June 30, 2002 and 2001 was $0.6 million and $0.8 million respectively, and for the six months ended June 30, 2002 and 2001 was $1.1 million and $1.3 million, respectively. Annual amortization expense for other acquired intangible assets over the next five years is estimated to be as follows (in millions):

      2002 ................................................           $2.0
      2003 ................................................            2.0
      2004 ................................................            2.0
      2005 ................................................            1.2
      2006 ................................................             --

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

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

11. FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT, GUARANTOR AND OTHER SUBSIDIARIES

      In December 2001, Loral Orion (the "Parent Company") issued new 10% senior notes in an exchange offer (see Note 3) which are fully and unconditionally guaranteed, on a joint and several basis, by one of its wholly-owned subsidiaries (the "Guarantor Subsidiary") and Loral ("Issuer's Parent"). The Company's remaining original senior notes and senior discount notes are fully and unconditionally guaranteed on a joint and several basis by the Parent Company, the Guarantor Subsidiary and substantially all of the other wholly-owned subsidiaries in existence through December 21, 2001 (the "Other Subsidiaries").

      Presented below is condensed consolidating financial information for the Parent Company, Issuer's Parent, the Guarantor Subsidiary and the Other Subsidiaries for the three and six months ended June 30, 2002 and 2001. The Other Subsidiaries were part of the Company's data services segment, the net assets of which were substantially transferred on December 21, 2001 to a subsidiary of Loral (see Note 7), and have been accounted for as a discontinued operation. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Issuer's Parent, Guarantor Subsidiary and Other Subsidiaries.

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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002
                                 (IN THOUSANDS)

                                             PARENT        ISSUER'S       GUARANTOR       OTHER
                                             COMPANY        PARENT        SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------        ------        ----------   ------------   ------------   ------------
Current assets:
   Cash and cash equivalents ...........    $  54,800     $     7,530     $      --     $      --     $    (7,530)    $  54,800
   Accounts receivable, net ............       10,890              --           686            --              --        11,576
   Prepaid expenses and other
     current assets ....................        4,250           1,984         3,218            --          (1,587)        7,865
                                            ---------     -----------     ---------     ---------     -----------     ---------
       Total current assets ............       69,940           9,514         3,904            --          (9,117)       74,241
Property, plant and equipment, net .....      328,070              --       215,208            --              --       543,278
Notes (payable) receivable from
   unconsolidated subsidiaries .........      (29,700)        200,000            --            --        (200,000)      (29,700)
Due (to) from Loral companies, net .....        9,587              --            --            --              --         9,587
Due (to) from unconsolidated
   subsidiaries ........................      (85,667)         19,043        93,526            --         (26,902)           --
Investments in unconsolidated
   subsidiaries ........................      303,384         572,637      (271,698)           --        (604,323)           --
Investments in and advances to
   affiliates ..........................           --          52,362            --            --         (52,362)           --
Deferred tax assets ....................       32,130              --            --            --              --        32,130
Other assets, net ......................       19,249           5,126           721            --          (5,126)       19,970
                                            ---------     -----------     ---------     ---------     -----------     ---------
                                            $ 646,993     $   858,682     $  41,661     $      --     $  (897,830)    $ 649,506
                                            =========     ===========     =========     =========     ===========     =========
Current liabilities:
   Current portion of
     long-term debt ....................    $  80,101     $        --     $      --     $      --     $        --     $  80,101
   Accounts payable ....................         613           1,038           713            --          (1,038)        1,326
   Customer advances ...................          546              --           597            --              --         1,143
   Accrued interest and
     preferred dividends ...............        4,700          20,646            --            --         (20,646)        4,700
   Deferred revenue ....................        2,340              --           179            --              --         2,519
   Other current liabilities ...........           --          10,218            --            --         (10,218)           --
   Income taxes payable ................           --           7,958            --            --          (7,958)           --
   Deferred tax liabilities ............           --          23,872            --            --         (23,872)           --
                                            ---------     -----------     ---------     ---------     -----------     ---------
       Total current liabilities .......       88,300          63,732         1,489            --         (63,732)       89,789
Deferred tax liabilities ...............           --          19,925         7,462            --         (27,387)           --
Long-term liabilities ..................        8,609              --         1,024            --                         9,633
Long-term debt .........................      927,456         350,000            --            --        (350,000)      927,456
6% Series C convertible
     redeemable preferred stock ........           --         131,996            --            --        (131,996)           --
6% Series D convertible
     redeemable preferred stock ........           --          55,378            --            --         (55,378)           --
Shareholders' equity (deficit):
   6% Series C convertible
     redeemable preferred stock ........           --         266,772            --            --        (266,772)           --
   6% Series D convertible
     redeemable preferred stock ........           --         109,205            --            --        (109,205)           --
   Common stock ........................           --           3,711            --            --          (3,711)           --
   Paid-in capital .....................      604,166       3,035,219            --            --      (3,035,219)      604,166
   Treasury stock, at cost .............           --          (3,360)           --            --           3,360            --
   Unearned compensation ...............           --              (4)           --            --               4            --
   Retained (deficit) earnings .........     (981,538)     (3,195,504)       31,686            --       3,163,818      (981,538)
   Accumulated other
     comprehensive income ..............           --          21,612            --            --         (21,612)           --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Total stockholder's equity (deficit)  ..     (377,372)        237,651        31,686            --        (269,337)     (377,372)
                                            ---------     -----------     ---------     ---------     -----------     ---------
                                            $ 646,993     $   858,682     $  41,661     $      --     $  (897,830)    $ 649,506
                                            =========     ===========     =========     =========     ===========     =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                             PARENT        ISSUER'S       GUARANTOR       OTHER
                                             COMPANY        PARENT        SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------        ------        ----------   ------------   ------------   ------------
Revenues from satellite services .......    $  24,971     $        --     $  11,281     $      --     $    (8,673)    $  27,579
Costs of satellite services ............       24,104                         7,098            --          (8,673)       22,529
Selling, general and
   administrative expenses .............        2,925           2,438           310            --          (2,438)        3,235
Management fee expense .................           --            (264)           --            --             264            --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Operating income (loss) ................       (2,058)         (2,174)        3,873            --           2,174         1,815
Interest and investment income .........           81           5,387            --            --          (5,387)           81
Interest expense .......................       (3,492)         (9,805)           --            --           9,805        (3,492)
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income before income taxes and
   equity in net loss of
   unconsolidated subsidiaries and
   affiliates ..........................       (5,469)         (6,592)        3,873            --           6,592        (1,596)
Income tax benefit (provision) .........          433          (1,605)       (1,371)           --           1,605          (938)
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income before equity in
   net loss of unconsolidated
   subsidiaries and affiliates .........       (5,036)         (8,197)        2,502            --           8,197        (2,534)
Equity in net income (loss) of
   unconsolidated subsidiaries, net
   of taxes ............................        2,502          11,818            --            --         (14,320)           --
Equity in net loss of affiliates,
   net of taxes ........................           --         (20,282)           --            --          20,282            --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net (loss) income ......................    $  (2,534)    $   (16,661)    $   2,502     $      --     $    14,159     $  (2,534)
                                            =========     ===========     =========     =========     ===========     =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                             PARENT        ISSUER'S       GUARANTOR       OTHER
                                             COMPANY        PARENT        SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------        ------        ----------   ------------   ------------   ------------
Revenues from satellite services .......    $  51,807     $        --     $  24,173     $      --     $   (18,780)    $  57,200
Costs of satellite services ............       49,879                        14,196            --         (18,780)       45,295
Selling, general and
   administrative expenses .............        5,629           2,457           714            --          (2,457)        6,343
Management fee expense .................           --              27            --            --             (27)           --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Operating income (loss) ................       (3,701)         (2,484)        9,263            --           2,484         5,562
Interest and investment income .........          301          10,617            --            --         (10,617)          301
Interest expense .......................       (6,750)        (19,652)           --            --          19,652        (6,750)
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income before income taxes,
   equity in net loss of
   unconsolidated subsidiaries and
   affiliates and cumulative effect
   of change in accounting principle ...      (10,150)        (11,519)        9,263            --          11,519          (887)
Income tax benefit (provision) .........        4,597          (3,154)       (3,228)           --           3,154         1,369
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income before equity in
   net loss of unconsolidated
   subsidiaries and affiliates and
   cumulative effect of change in
   accounting principle ................       (5,553)        (14,673)        6,035            --          14,673           482
Equity in net income (loss) of
   unconsolidated subsidiaries, net
   of taxes ............................        6,035        (862,469)           --            --         856,434            --
Equity in net loss of affiliates,
   net of taxes ........................           --         (35,879)           --            --          35,879            --
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income before cumulative
   effect of change in accounting
   principle ...........................          482        (913,021)        6,035            --         906,986           482
Cumulative effect of change in
   accounting principle ................     (562,201)             --            --            --              --      (562,201)
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net (loss) income ......................    $(561,719)    $  (913,021)    $   6,035     $      --     $   906,986     $(561,719)
                                            =========     ===========     =========     =========     ===========     =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                              PARENT        ISSUER'S      GUARANTOR       OTHER
                                              COMPANY        PARENT       SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------        ------       ----------   ------------   ------------   ------------
Operating activities:
   (Loss) income from
     continuing operations .............    $(561,719)    $  (913,021)    $   6,035     $      --     $   906,986     $(561,719)
   Non-cash items:
     Cumulative effect of change
     in accounting principle ...........      562,201              --            --            --              --       562,201
     Equity in net loss of
     affiliates, net of taxes ..........           --          35,879            --            --         (35,879)           --
     Equity in net loss of
     unconsolidated subsidiaries,
     net of taxes ......................       (6,035)        862,469            --            --        (856,434)           --
     Deferred taxes ....................           --           3,135         2,248            --          (5,383)           --
     Depreciation and amortization .....       27,141              --        10,506                            --        37,647
     Non-cash interest income ..........         (529)             --            --            --              --          (529)
   Changes in operating assets
   and liabilities:
     Accounts receivable, net ..........        2,181              --          (189)           --              --         1,992
     Prepaid expenses and other
       current assets ..................          788          (1,719)        1,536            --           1,719         2,324
     Due to (from) Loral companies,
       net .............................       15,766              --       (20,151)           --            (397)       (4,782)
     Due to (from) unconsolidated
     subsidiaries ......................       (2,645)         (6,129)           --            --           8,774            --
     Other assets ......................        1,587            (379)          111            --             379         1,698
     Accounts payable ..................       (2,065)           (317)           --            --             318        (2,064)
     Accrued expenses and other
     current liabilities ...............        2,811          (1,897)           --            --           1,897         2,811
     Customer advances .................       (1,192)             --           (40)           --              (1)       (1,233)
     Income taxes payable ..............           --              19            --            --             (19)           --
     Deferred revenue ..................       (1,971)             --           (56)           --              --        (2,027)
     Other .............................           --             165            --            --            (165)           --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net cash provided by (used in)
   operating activities ................       36,319         (21,795)           --            --          21,795        36,319
Investing activities:
     Investments in and advances
       to affiliates ...................           --          (2,162)           --            --           2,162            --
     Investments in and advances to
       unconsolidated subsidiaries .....           --            (857)           --            --             857            --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net cash used in investing activities ..           --          (3,019)           --            --           3,019            --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Financing activities:
     Repayments of long-term
       obligations .....................         (918)             --            --            --              --          (918)
     Preferred dividends ...............           --         (20,878)           --            --          20,878            --
     Proceeds from stock issuances .....           --           7,154            --            --          (7,154)           --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net cash used in financing activities ..         (918)        (13,724)           --            --          13,724          (918)
                                            ---------     -----------     ---------     ---------     -----------     ---------
Increase (decrease) in cash
   and cash equivalents ................       35,401         (38,538)           --            --          38,538        35,401
Cash and cash equivalents --
   beginning of period .................       19,399          46,068            --            --         (46,068)       19,399
                                            ---------     -----------     ---------     ---------     -----------     ---------
Cash and cash equivalents --
   end of period .......................    $  54,800     $     7,530     $      --     $      --     $    (7,530)    $  54,800
                                            =========     ===========     =========     =========     ===========     =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                             PARENT         ISSUER'S      GUARANTOR       OTHER
                                             COMPANY         PARENT       SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                             -------         ------       ----------   ------------    ------------     ------------
Current assets:
   Cash and cash equivalents .........    $    19,399     $    46,068     $      --     $        --     $   (46,068)    $    19,399
   Accounts receivable, net ..........         13,071              --           497              --              --          13,568
   Prepaid expenses and
     other current assets ............          6,053             265         5,151              --            (265)         11,204
                                          -----------     -----------     ---------     -----------     -----------     -----------
       Total current assets ..........         38,523          46,333         5,648              --         (46,333)         44,171
Property, plant and equipment, net ...        354,196              --       225,714              --              --         579,910
Costs in excess of net assets
   acquired, net .....................        562,201              --            --              --              --         562,201
Notes (payable) receivable from
   unconsolidated subsidiaries .......        (29,700)        200,000            --              --        (200,000)        (29,700)
Due to (from) Loral companies, net ...        (15,135)             --        19,940              --              --           4,805
Due to (from) unconsolidated
   subsidiaries ......................        (47,826)         12,915        53,038              --         (18,127)             --
Investments in unconsolidated
   subsidiaries ......................        297,349       1,432,614      (271,698)             --      (1,458,265)             --
Investments in and advances to
   affiliates ........................             --          77,061            --              --         (77,061)             --
Deferred tax assets ..................         32,130              --            --              --              --          32,130
Other assets, net ....................         20,836           6,632           832              --          (6,632)         21,668
                                          -----------     -----------     ---------     -----------     -----------     -----------
                                          $ 1,212,574     $ 1,775,555     $  33,474     $        --     $(1,806,418)    $ 1,215,185
                                          ===========     ===========     =========     ===========     ===========     ===========
Current liabilities:
   Current portion of long-term
     debt ............................    $    49,449     $        --     $      --     $        --     $        --     $    49,449
   Accounts payable ..................          2,677           1,357           713              --          (1,357)          3,390
   Customer advances .................            952              --           128              --              --           1,080
   Accrued interest and
     preferred dividends .............          1,889          22,543            --              --         (22,543)          1,889
   Deferred revenue ..................          5,719              --           235              --              --           5,954
   Income taxes payable ..............             --           7,939            --              --          (7,939)             --
   Deferred tax liabilities ..........             --          21,222            --              --         (21,222)             --
                                          -----------     -----------     ---------     -----------     -----------     -----------
     Total current liabilities .......         60,686          53,061         1,076              --         (53,061)         61,762
Deferred tax liabilities .............             --          21,626         5,214              --         (26,840)             --
Long-term liabilities ................          7,986              --         1,533              --               2           9,521
Long-term debt .......................        959,555         350,000            --              --        (350,000)        959,555
Shareholders' equity (deficit):
   6% Series C convertible
     redeemable preferred stock ......             --         485,371            --              --        (485,371)             --
   6% Series D convertible
     redeemable preferred stock ......             --         296,529            --              --        (296,529)             --
   Common stock ......................             --           3,368            --              --          (3,368)             --
   Paid-in capital ...................        604,166       2,771,964            --              --      (2,771,964)        604,166
   Treasury stock, at cost ...........             --          (3,360)           --              --           3,360              --
   Unearned compensation .............             --             (81)           --              --              81              --
   Retained (deficit) earnings .......       (419,819)     (2,223,710)       25,651              --       2,198,059        (419,819)
   Accumulated other
     comprehensive income ............             --          20,787            --              --         (20,787)             --
                                          -----------     -----------     ---------     -----------     -----------     -----------
Total stockholder's equity ...........        184,347       1,350,868        25,651              --      (1,376,519)        184,347
                                          -----------     -----------     ---------     -----------     -----------     -----------
                                          $ 1,212,574     $ 1,775,555     $  33,474     $        --     $(1,806,418)    $ 1,215,185
                                          ===========     ===========     =========     ===========     ===========     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                             PARENT        ISSUER'S       GUARANTOR       OTHER
                                             COMPANY        PARENT        SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------        ------        ----------   ------------   ------------   ------------
Revenues from satellite services .......    $  23,586     $        --     $  11,501     $      --     $    (7,489)    $  27,598
Costs of satellite services ............       26,362              --         6,502            --          (7,489)       25,375
Selling, general and
   administrative expenses .............        2,336             285            38            --            (285)        2,374
Management fee expense .................           --          13,170            --            --         (13,170)           --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Operating (loss) income ................       (5,112)        (13,455)        4,961            --          13,455          (151)
Interest and investment income .........           80           5,943             3            --          (5,943)           83
Interest expense .......................      (24,833)         (9,786)           (4)           --           9,786       (24,837)
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income before income taxes,
   equity in net loss of
   unconsolidated subsidiaries
   and affiliates and
   discontinued operations .............      (29,865)        (17,298)        4,960            --          17,298       (24,905)
Income tax benefit (provision) .........        2,308          (1,593)       (1,736)           --           1,593           572
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income before equity in
   net loss of unconsolidated
   subsidiaries and affiliates and
   discontinued operations .............      (27,557)        (18,891)        3,224            --          18,891       (24,333)
Equity in net income (loss) of
   unconsolidated subsidiaries, net
   of taxes ............................        1,462         (15,097)           --            --          13,635            --
Equity in net loss of affiliates,
   net of taxes ........................           --         (20,708)           --            --          20,708            --
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income from continuing
   operations ..........................      (26,095)        (54,696)        3,224            --          53,234       (24,333)
Loss from operations of
   discontinued operations, net
   of taxes ............................       (3,208)             --            --        (1,762)             --        (4,970)
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net (loss) income ......................    $ (29,303)    $   (54,696)    $   3,224     $  (1,762)    $    53,234     $ (29,303)
                                            =========     ===========     =========     =========     ===========     =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                             PARENT        ISSUER'S       GUARANTOR       OTHER
                                             COMPANY        PARENT        SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------        ------        ----------   ------------   ------------   ------------
Revenues from satellite services .......    $  45,845     $        --     $  24,161     $      --     $   (16,084)    $  53,922
Costs of satellite services ............       54,182              --        12,847            --         (16,084)       50,945
Selling, general and
   administrative expenses .............        5,662             598            38            --            (598)        5,700
Management fee expense .................           --          23,605            --            --         (23,605)           --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Operating (loss) income ................      (13,999)        (24,203)       11,276            --          24,203        (2,723)
Interest and investment income .........          194          12,213             7            --         (12,213)          201
Interest expense .......................      (50,067)        (18,379)           (8)           --          18,379       (50,075)
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income before income taxes,
   equity in net loss of
   unconsolidated subsidiaries
   and affiliates and
   discontinued operations .............      (63,872)        (30,369)       11,275            --          30,369       (52,597)
Income tax benefit (provision) .........        4,824          (3,189)       (3,946)           --           3,189           878
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income before equity in
   net loss of unconsolidated
   subsidiaries and affiliates and
   discontinued operations .............      (59,048)        (33,558)        7,329            --          33,558       (51,719)
Equity in net income (loss) of
   unconsolidated subsidiaries, net
   of taxes ............................        3,824         (35,765)           --            --          31,941            --
Equity in net loss of affiliates,
   net of taxes ........................           --         (44,382)           --            --          44,382            --
                                            ---------     -----------     ---------     ---------     -----------     ---------
(Loss) income from continuing
   operations ..........................      (55,224)       (113,705)        7,329            --         109,881       (51,719)
Loss from operations of
   discontinued operations, net
   of taxes ............................       (6,340)             --            --        (3,505)             --        (9,845)
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net (loss) income ......................    $ (61,564)    $  (113,705)    $   7,329     $  (3,505)    $   109,881     $ (61,564)
                                            =========     ===========     =========     =========     ===========     =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                              PARENT        ISSUER'S      GUARANTOR       OTHER
                                              COMPANY        PARENT       SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -------        ------       ----------   ------------   ------------   ------------
Operating activities:
   (Loss) income from continuing
     operations ........................    $ (55,224)    $  (113,705)    $   7,329     $      --     $   109,881     $ (51,719)
   Non-cash items:
     Equity in net loss of
       affiliates, net of taxes ........           --          44,382            --            --         (44,382)           --
     Equity in net loss of
       unconsolidated subsidiaries,
       net of taxes ....................       (3,824)         35,765            --            --         (31,941)           --
     Deferred taxes ....................        2,569           2,893         1,800            --          (2,893)        4,369
     Depreciation and amortization .....       34,258              --        10,506            --              --        44,764
     Non-cash interest expense .........       19,882              --            --            --              --        19,882
   Changes in operating assets and
     liabilities:
       Accounts receivable, net ........         (151)             --          (705)           --              --          (856)
       Prepaid expenses and other
         current assets ................        1,013              --         1,667            --              --         2,680
       Due to (from) Loral companies,
         net ...........................       19,721              --       (18,486)           --              --         1,235
       Due to (from) unconsolidated
         subsidiaries ..................           --          15,221                          --         (15,221)           --
       Other assets ....................         (697)          1,092            --            --          (1,092)         (697)
       Accounts payable and interest
         payable .......................        2,021             (29)       (1,934)           --              29            87
       Accrued expenses and other
         current liabilities ...........           --          (2,538)           --            --           2,538            --
       Customer advances ...............       (1,252)             --            (6)           --              --        (1,258)
       Income taxes payable ............           --             295            --            --            (295)           --
       Deferred revenue ................          201              --         1,551            --              --         1,752
       Other ...........................                           68            --            --             (68)           --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net cash (used in) provided by
   operating activities ................       18,517         (16,556)        1,722            --          16,556        20,239
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net cash used in discontinued
   operations ..........................      (14,203)             --            --            --              --       (14,203)
                                            ---------     -----------     ---------     ---------     -----------     ---------
Investing activities:
       Property and equipment, net .....          (46)                                                                      (46)
       Investments in and advances to
         affiliates ....................           --         (17,175)           --            --          17,175            --
       Investments in and advances to
         unconsolidated subsidiaries ...           --         (12,682)           --            --          12,682            --
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net cash used in investing activities ..          (46)        (29,857)           --            --          29,857           (46)
                                            ---------     -----------     ---------     ---------     -----------     ---------
Financing activities:
       Repayment of notes payable ......         (288)             --            --            --              --          (288)
       Repayments of long-term
         obligations ...................         (772)             --            --            --              --          (772)
       Preferred dividends .............           --         (28,292)           --            --          28,292            --
       Proceeds from stock issuances ...           --           9,908            --            --          (9,908)           --
       Repayment of note due
       to Loral SpaceCom ...............       (3,197)             --            --            --              --        (3,197)
                                            ---------     -----------     ---------     ---------     -----------     ---------
Net cash used in financing
   activities ..........................       (4,257)        (18,384)           --            --          18,384        (4,257)
                                            ---------     -----------     ---------     ---------     -----------     ---------
Increase (decrease) in cash
   and cash equivalents ................           11         (64,797)        1,722            --          64,797         1,733
Cash and cash equivalents--
   beginning of period .................            2         151,405            --            --        (151,405)            2
                                            ---------     -----------     ---------     ---------     -----------     ---------
Cash and cash equivalents --
   end of period .......................    $      13     $    86,608     $   1,722     $      --     $   (86,608)    $   1,735
                                            =========     ===========     =========     =========     ===========     =========

12.   SUBSEQUENT EVENT

      Under the New York Stock Exchange criteria for continued listing, the Exchange will normally give consideration to de-listing a company's stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock has been less than $1.00 for 30 consecutive trading days. If the New York Stock Exchange notifies Loral that its stock price is below the Exchange's price criteria, Loral must bring its stock price and average stock price back above $1.00 by six months following receipt of the notification. Failure to do so will result in the Exchange's commencement of suspension and delisting procedures. If shareholder approval is required for an action to cure the price condition, Loral must obtain such approval no later than its next annual meeting and implement the action promptly thereafter. In such event, the price condition will be deemed cured if Loral's stock price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. De-listing of the Loral's stock by the New York Stock Exchange would result in a material adverse effect on the liquidity of Loral shares, have an adverse effect on its trading value and impair Loral's ability to raise funds in the capital markets. As such, this may impact the ability of Loral to support the Company's operations. There can be no assurance that if Loral shares are de-listed from the New York Stock Exchange, there will be any future trading market for Loral common stock. Loral believes that, if notified by the New York Stock Exchange that its stock is below the Exchange's price criteria, it will be able to cure the condition and maintain its listing on the Exchange.

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

CRITICAL ACCOUNTING MATTERS

      See the Company's latest Annual Report on Form 10-K filed with the SEC and Accounting Pronouncements below.

RESULTS OF OPERATIONS

      In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discusses the results of Loral Orion, Inc. for the three and six months ended June 30, 2002 and June 30, 2001, respectively.

OPERATING REVENUES FROM CONTINUING OPERATIONS (IN MILLIONS):

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                           --------                  --------
                                        2002        2001         2002        2001
                                                                 ----        ----
      Fixed Satellite Services ..     $  27.6     $  32.9      $  57.2     $  65.8
      Eliminations (1) ..........          --        (5.3)          --       (11.9)
                                      -------     -------      -------     -------
      Operating Revenues ........     $  27.6     $  27.6      $  57.2     $  53.9
                                      =======     =======      =======     =======

EBITDA (2) (IN MILLIONS):

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                           --------                  --------
                                        2002        2001         2002        2001
                                                                 ----        ----
      Fixed Satellite Services ..     $  20.6     $  27.1      $  43.2     $  53.9
      Eliminations (1) ..........          --        (5.3)          --       (11.9)
                                      -------     -------      -------     -------
      EBITDA ....................     $  20.6     $  21.8      $  43.2     $  42.0
                                      =======     =======      =======     =======

(1) Represents sales to the Company's discontinued operation (formerly the data services segment) in 2001 (see below).

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH 2001

      Revenues from continuing operations in both 2002 and 2001 were $27.6 million. Revenues in 2002 increased as a result of sales to the Company's former data services business, which were eliminated in 2001 until the Company transferred the data services business to a subsidiary of Loral in connection with the Company's exchange offers (see Exchange Offers). This was offset by a decrease in volume and prices, resulting from the global economic downturn in 2002, which has caused a delay in demand for new telecommunications applications and services.

      Cost of satellite services for continuing operations in 2002 and 2001 were $22.5 million and $25.4 million, respectively. This decrease was primarily due to reduced goodwill amortization resulting from the Company's adoption of SFAS No. 142 (See Accounting Pronouncements), offset by increased insurance costs as a result of the Company renewing the insurance on one of its satellites after September 11, 2001.

      Selling, general and administrative expenses for continuing operations in 2002 and 2001 were $3.2 million and $2.4 million, respectively. The increase was primarily due to corporate management expenses allocated by Loral in 2002 (see Operational Matters).

      Interest expense in 2002 and 2001 was $3.5 million and $24.8 million, respectively. The decrease was primarily due to the Company not recognizing any interest expense on its new 10% senior notes issued in connection with the Company's exchange offers completed in December 2001 (See Exchange Offers).

      The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2002 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its current period tax losses to the extent such losses are utilized by the consolidated group in the current period; otherwise the Company is required to pay its separate Company income tax liability to Loral Space & Communications Corporation. For 2002, the Company recorded a provision of $0.9 million resulting from a reduction of the prior quarter reimbursement received under the tax sharing agreement. For 2001 the Company recorded a net tax benefit of $0.5 million consisting of a reimbursement under the tax sharing agreement of $1.9 million, offset by deferred tax provision of $1.4 million.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH 2001

      Revenues from continuing operations in 2002 and 2001 were $57.2 million and $53.9 million, respectively. This increase was primarily due to sales to the Company's former data services business in 2002, which were eliminated in 2001 until the Company transferred the data services business to a subsidiary of Loral in connection with the Company's exchange offers (see Exchange Offers). This was offset by a decrease in volume and prices, resulting from the global economic downturn in 2002, which has caused a delay in demand for new telecommunications applications and services.

      Cost of satellite services for continuing operations in 2002 and 2001 were $45.3 million and $50.9 million, respectively. This decrease was primarily due to reduced goodwill amortization resulting from the Company's adoption of SFAS No. 142 (See Accounting Pronouncements), offset by increased insurance costs as a result of the Company renewing the insurance on one of its satellites after September 11, 2001.

      Selling, general and administrative expenses for continuing operations in 2002 and 2001 were $6.3 million and $5.7 million, respectively. The increase was primarily due to corporate management expenses allocated by Loral in 2002 (see Operational Matters), offset by lower bad debt, marketing and other expenses.

      Interest expense in 2002 and 2001 was $6.8 million and $50.1 million, respectively. The decrease was primarily due to the Company not recognizing any interest expense on its new 10% senior notes (See Exchange Offers).

      For 2002, the Company recorded an income tax benefit of $1.4 as its reimbursement for the use of its tax losses under the tax sharing agreement. For 2001, the Company recorded a net tax benefit of $0.8 million consisting of a use of its tax losses under the tax sharing agreement of $3.4 million, offset by a deferred tax provision of $2.6 million.

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge for the cumulative effect of change in accounting principle of $562 million (see Accounting Pronouncements).

OPERATIONAL MATTERS

      At June 30, 2002, the Company had an external contracted backlog of approximately $527 million (which includes $50 million to Loral companies), as compared to $576 million at December 31, 2001 (which included $59 million to Loral companies).

      Loral Orion anticipates it will have additional funding requirements over the next three years if it elects to replace Telstar 11 which is expected to reach the end of its useful life in 2005. To the extent that excess cash flow from Loral Orion's satellites is not sufficient to meet these requirements, Loral Orion will need to secure funding from Loral or raise additional financing to fund this requirement and there can be no assurance that the Company will be successful in doing so. Sources of additional capital may include public or private debt, vendor financing, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, its indenture relating to the Company's 10% senior notes limits the amount of such additional debt to $100 million for such replacement satellite and prohibits Loral Orion from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness.

      In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose nine of the 34 transponders on the satellite. In such event, the Company would be entitled to insurance proceeds of approximately $53 million and believes that it would be able to satisfy most of the lost capacity on another Company owned satellite. Such an event may have an adverse effect on the financial position and results of operations of the Company.

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

      While the Company has in the past, consistent with industry practice, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have experienced problems in the past. Telstar 10/Apstar IIR was manufactured by Space Systems/Loral ("SS/L") and has the same solar array configuration as another 1300-class satellite manufactured by SS/L that recently experienced a solar array failure. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect Telstar 10/ Apstar IIR. However, as a result of discussions with insurers relating to the renewal of insurance for Telstar 10/Apstar IIR approximately 25% of the insurance coverage has excluded losses due to solar array failures and approximately 75% of the insurance coverage provides for coverage of losses due to solar array failures in the event of a capacity loss of 65% or more. An uninsured loss of a satellite will have a material adverse effect on the Company's consolidated financial position and its results of operations.

      The Company, like others in the satellite industry, is faced with significantly higher premiums on launch and in-orbit insurance and significantly shorter coverage periods than those that have been available in the past, which was due in part to the events of September 11, 2001. This development in the insurance industry will increase the Company's cost of doing business. The

Company intends to pass on some of the increased cost to its customers. There can be no assurance, however, that it will be able to do so. Insurance market conditions have historically been cyclical in nature. While the Company anticipates that these conditions will improve in the future, there can be no assurance that they will.

      Beginning in 2002, Loral initiated the allocation of corporate management expenses to its individual subsidiaries and divisions, including Loral Orion. The allocation of these expenses is computed with respect to Loral Orion in a manner consistent with Loral's other subsidiaries and divisions, using a fixed formula based on three factors: employee payroll, revenues and assets. The amount allocated for the first six months of 2002 was $1.8 million. The amount to be allocated to Loral Orion is estimated to be between three and four million dollars for the year ended 2002.

      Under the New York Stock Exchange criteria for continued listing, the Exchange will normally give consideration to de-listing a company's stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock has been less than $1.00 for 30 consecutive trading days. If the New York Stock Exchange notifies Loral that its stock price is below the Exchange's price criteria, Loral must bring its stock price and average stock price back above $1.00 by six months following receipt of the notification. Failure to do so will result in the Exchange's commencement of suspension and delisting procedures. If shareholder approval is required for an action to cure the price condition, Loral must obtain such approval no later than its next annual meeting and implement the action promptly thereafter. In such event, the price condition will be deemed cured if Loral's stock price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. De-listing of the Loral's stock by the New York Stock Exchange would result in a material adverse effect on the liquidity of Loral shares, have an adverse effect on its trading value and impair Loral's ability to raise funds in the capital markets. As such, this may impact the ability of Loral to support the Company's operations. There can be no assurance that if Loral shares are de-listed from the New York Stock Exchange, there will be any future trading market for Loral common stock. Loral believes that, if notified by the New York Stock Exchange that its stock is below the Exchange's price criteria, it will be able to cure the condition and maintain its listing on the Exchange.

EXCHANGE OFFERS

      On December 21, 2001, Loral Orion issued $613 million principal amount of new senior notes due 2006 guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due in 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new noteholders 6.04 million five-year warrants to purchase Loral common stock at a price of $2.37 per share. The warrants were valued at $6.7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term, and is reflected in capital in excess of par value on the consolidated balance sheet. After the exchange offers, principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates, but the indentures for the existing notes were amended so as to remove substantially all of their operating restrictions and events of default.

      The interest rate on the new senior notes is 10%, a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion's annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructurings, the Company recorded an after-tax extraordinary gain of $26 million on the exchange, after expenses of $5 million. The carrying value of the new senior notes on the balance sheet is $904 million, although the actual principal amount of the new senior notes is $613 million. The difference between this carrying value and the actual principal amount of the new senior notes will be amortized over the life of the new senior notes, fully offsetting interest expense through maturity of the new senior notes. The indenture relating to the new senior notes contains covenants, including, without limitation, restrictions on Loral Orion's ability to pay dividends or make loans to Loral. The indenture for the new senior notes and certain of Loral's debt agreements and indentures provide in certain circumstances for cross default or cross acceleration.

      In connection with the consummation of the exchange offers, Loral SpaceCom Corporation ("LSC") cancelled its $79.7 million intercompany note issued to it by Loral Orion which ranked pari passu to senior debt in exchange for the transfer of the

Company's data services business and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, and subordinated to Loral Orion's new senior notes. Loral Orion's data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name "Loral CyberStar, Inc".

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

      In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1, 2002. The Company hired professionals in the valuation consulting business to determine the fair value of the Company. Since there were no quoted market prices in active markets for the Company, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company trading multiples. Those professionals determined that the Company's goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million.

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS 142.

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three and six months ended June 30, 2001 (in thousands):

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       ------------------         ----------------
                                                     ACTUAL     AS ADJUSTED     ACTUAL      AS ADJUSTED
                                                     ------     -----------     ------      -----------
      Reported loss from continuing operations     $(24,333)     $(24,333)     $(51,719)     $(51,719)
      Add back amortization of goodwill                  --         3,877            --         7,754
                                                   --------      --------      --------      --------
      Loss from continuing operations               (24,333)      (20,456)      (51,719)      (43,965)
      Loss from operations of discontinued
         operations, net of taxes                    (4,970)       (4,970)       (9,845)       (9,845)
                                                   --------      --------      --------      --------
      Net loss                                     $(29,303)     $(25,426)     $(61,564)     $(53,810)
                                                   ========      ========      ========      ========

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

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      The following exhibits are filed as part of this report:

      Exhibit 99.1 - Chief Executive Officer Certification
      Exhibit 99.2 - Chief Financial Officer Certification

      (b)   Reports on Form 8-K:

      None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LORAL ORION, INC.
                                       Registrant


Date: August 14, 2002                          /s/ RICHARD J. TOWNSEND
                                       -----------------------------------------
                                                   Richard J. Townsend
                                       Senior Vice President and Chief Financial
                                               Officer (Principal Financial
                                               Officer and Registrant's
                                               Authorized Officer)

                                  EXHIBIT INDEX

 EXHIBIT NO.                 DESCRIPTION
 -----------                 -----------
Exhibit 99.1 -- Chief Executive Officer Certification
Exhibit 99.2 -- Chief Financial Officer Certification