Form 10-Q
period 2002-09-30
LORAL ORION INC
filed 2002-11-14
CIK 1029850

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

        The number of shares of common stock, par value $.01 per share of the registrant outstanding as of September 30, 2002 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART 1.
                              FINANCIAL INFORMATION

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR AMOUNT)

                                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                                      2002                    2001
                                                                                ----------------         -------------
                                 ASSETS                                           (UNAUDITED)                 (NOTE)
Current assets:
   Cash and cash equivalents .........................................            $    24,962             $    19,399
   Accounts receivable, net ..........................................                 10,873                  13,568
   Prepaid expenses and other current assets .........................                  6,583                  11,204
   Due from Loral companies, net .....................................                     --                   4,805
                                                                                  -----------             -----------
       Total current assets ..........................................                 42,418                  48,976
Satellites and related equipment, net ................................                539,588                 579,910
Cost in excess of net assets acquired, net ...........................                     --                 562,201
Deferred tax assets ..................................................                 32,130                  32,130
Other assets, net ....................................................                 18,766                  21,668
                                                                                  -----------             -----------
       Total assets....................................................           $   632,902             $ 1,244,885
                                                                                  ===========             ===========
           LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities:
   Current portion of long-term debt .................................            $    63,226             $    49,449
   Accounts payable ..................................................                  1,277                   3,390
   Customer advances .................................................                  1,019                   1,080
   Deferred revenue ..................................................                  2,283                   5,954
   Accrued interest ..................................................                  2,136                   1,889
   Due to Loral companies, net .......................................                  1,307                      --
                                                                                  -----------             -----------
       Total current liabilities .....................................                 71,248                  61,762
Customer advances ....................................................                  3,119                   4,379
Deferred revenue .....................................................                  6,249                   5,142
Long-term debt .......................................................                897,365                 959,555
Note payable to Loral SpaceCom .......................................                 31,540                  29,700
Commitments and contingencies (Note 8)
Stockholder's (deficit) equity:
   Common stock, $.01 par value ......................................                     --                      --
   Paid-in capital ...................................................                604,166                 604,166
   Retained deficit ..................................................               (980,785)               (419,819)
                                                                                  -----------             -----------
      Total stockholder's (deficit) equity ...........................               (376,619)                184,347
                                                                                  -----------             -----------
      Total liabilities and stockholder's (deficit) equity.............           $   632,902             $ 1,244,885
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
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                               ----------------------------       ----------------------------
                                                                   2002             2001             2002               2001
                                                               -----------      -----------       -----------       ----------
Revenues from satellite services ......................        $  25,776         $  27,762         $  82,976         $  81,684
Operating expenses:
     Cost of satellite services .......................           22,639            25,493            67,934            76,438
     Selling, general and administrative expenses .....            2,804             2,847             9,147             8,547
                                                               ---------         ---------         ---------         ---------
Income (loss) from operations .........................              333              (578)            5,895            (3,301)
Interest income .......................................              208               199               509               400
Interest expense ......................................           (3,062)          (25,039)           (9,812)          (75,114)
                                                               ---------         ---------         ---------         ---------
Loss before income taxes, cumulative effect
     of change in accounting principle and discontinued
     operations .......................................           (2,521)          (25,418)           (3,408)          (78,015)
Income tax (provision) benefit ........................            3,274            (1,447)            4,643              (569)
                                                               ---------         ---------         ---------         ---------
Income (loss) before cumulative effect of change in
     accounting principle and discontinued operations .              753           (26,865)            1,235           (78,584)
Cumulative effect of change in accounting principle
     (Note 9) .........................................               --                --          (562,201)               --
                                                               ---------         ---------         ---------         ---------
(Loss) income from continuing operations ..............              753           (26,865)         (560,966)          (78,584)
Loss from operations of discontinued operations, net
     of tax provision (Note 7) ........................               --            (3,920)               --           (13,765)
                                                               ---------         ---------         ---------         ---------
Net (loss) income .....................................        $     753         $ (30,785)        $(560,966)        $ (92,349)
                                                               =========         =========         =========         =========




            See notes to condensed consolidated financial statements

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                          ------------------------------------
                                                                              2002                    2001
                                                                          -------------          -------------
Operating Activities:
     Loss from continuing operations ......................               $(560,966)               $ (78,584)
     Non-cash items:
        Deferred  taxes ...................................                      --                    4,016
        Depreciation and amortization .....................                  56,469                   67,021
        Cumulative effect of change in accounting principle                 562,201
        Interest expense ..................................                     909                   30,259
     Changes in operating assets and liabilities:
        Accounts receivable ...............................                   2,695                   (2,169)
        Prepaid expenses and other current assets .........                   3,102                      769
        Other assets ......................................                   2,902                       --
        Accounts payable and accrued interest .............                  (1,866)                 (11,149)
        Customer advances .................................                  (1,321)                    (874)
        Deferred revenue ..................................                  (2,564)                   1,317
        Due to (from) Loral companies, net ................                   6,112                   17,713
                                                                          ---------                ---------
Net cash provided by operating activities .................                  67,673                   28,319
                                                                          ---------                ---------
Net cash provided by discontinued operations ..............                      --                    1,809
                                                                          ---------                ---------
Investing Activities:
     Property and equipment, net ..........................                 (14,628)                    (283)
                                                                          ---------                ---------
Net cash used in investing activities .....................                 (14,628)                    (283)
                                                                          ---------                ---------
Financing Activities:
     Interest payments on 10% senior notes ................                 (45,952)                      --
     Payment of satellite incentive obligation ............                  (1,530)                    (473)
     Increase (decrease) in note payable to Loral SpaceCom                       --                  (28,197)
     Repayment of notes payable ...........................                      --                   (1,177)
                                                                          ---------                ---------
Net cash used in financing activities .....................                 (47,482)                 (29,847)
                                                                          ---------                ---------
Net increase (decrease) in cash and cash equivalents ......                   5,563                       (2)
Cash and cash equivalents at beginning of period ..........                  19,399                        2
                                                                          ---------                ---------
Cash and cash equivalents at end of period ................               $  24,962                $      --
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

2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                        SEPTEMBER 30,           DECEMBER 31,
                                                                                            2002                    2001
                                                                                      ---------------          -------------
      10.00% senior notes due 2006:
            Principal amount ............................................               $  612,704               $  612,704
            Accrued interest (deferred gain on debt exchanges) ..........                  245,082                  291,034
      11.25% senior notes due 2007 (principal amount $37 million) .......                   39,922                   40,385
      12.50% senior discount notes due 2007 (principal amount at
          maturity $49 million and accreted principal amount $49 million)                   54,228                   54,696
      Satellite incentive obligations ...................................                    8,655                   10,185
                                                                                        ----------               ----------
           Total debt ...................................................                  960,591                1,009,004
      Less, current portion .............................................                   63,226                   49,449
                                                                                        ----------               ----------
           Long-term debt ...............................................               $  897,365               $  959,555
                                                                                        ==========               ==========

4.  NOTE PAYABLE TO LORAL SPACECOM CORPORATION

     In connection with the completion of the Company's debt exchange offers in December 2001, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion which ranked pari passu to senior debt in exchange for the transfer of Loral Orion's data services business (see Note 7) and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's new 10% senior notes. Loral Orion's data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name Loral Cyberstar, Inc. As of September 30, 2002, the balance of the note was $31.5 million, including accrued interest.

5.  RELATED PARTY TRANSACTIONS

     Due (to) from Loral companies consist of the following (in thousands):

                                                         SEPTEMBER 30,          DECEMBER 31,
                                                            2002                   2001
                                                           ------                  ----
      Loral Space and Communications Corp.               $  5,522                $  6,728
      Loral Cyberstar, Inc. ..............                  7,453                     374
      Loral Space and Communications Ltd.                   1,300                  (1,031)
      CyberStar L.P. .....................                     79                      79
      Loral Skynet .......................                 (1,033)                 (1,336)
      Space Systems/Loral ("SS/L")........                (14,628)                     (9)
                                                         --------                --------
                                                         $ (1,307)               $  4,805
                                                         ========                ========

6.  SEGMENTS

     The Company has presented the results of its previously reported data services segment as a discontinued operation (see Note 7). As a result, the Company's continuing operations are organized and operate in one business segment: Fixed Satellite Services (see Note 1). The Company's segment information for 2001 has been restated to reflect the results of such transactions. Revenues before elimination of intercompany revenues from its discontinued operations and other eliminations totaled $31.7 million and $97.5 million for the three and nine months ended September 30, 2001, respectively.

7.  DISCONTINUED OPERATIONS

     In connection with the completion of the Company's debt exchange offers in December 2001, the Company transferred its data services business to a subsidiary of Loral. Accordingly, the historical condensed consolidated statements of operations and cash flows for 2001 have been restated to account for the data services segment as a discontinued operation. The financial data presented for the Company's data services segment reflects the historical sales and expenses of the data services segment after elimination of intercompany transactions with FSS. Discontinued operations include revenue for the data services segment of $18.9 million and $64.5 million for the three and nine months ended September 30, 2001, respectively. Cumulative translation income (losses) attributable to discontinued operations was $0.7 million and $(0.2) million for the three and nine months ended September 30, 2001, respectively.

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

      At September 30, 2002, Loral Orion was in compliance with all of the covenants and conditions under its various lending and funding arrangements (except for failure to be in compliance with a covenant relating to insurance under Loral Orion's 10% senior note indenture which has been cured and is discussed below) and believes that it will continue to meet these covenants and conditions. Upon acquisition of the Telstar 10/Apstar IIR satellite by Loral Orion, Loral Orion retained the satellite's existing insurance policy which provided that a loss of 65% or more of capacity constituted a total loss. Loral Orion's 10% senior note indenture requires that its in-orbit insurance provide that a loss of 50% or more of a satellite's capacity constitute a total loss of that satellite. Loral Orion, upon becoming aware that the existing insurance policy did not meet the indenture's requirements, took steps to cure the matter and has obtained insurance meeting the indenture's requirement that a loss of 50% or more capacity constitute a total loss.

     In addition, Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, Loral Orion does not believe that this anomaly will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Some of Loral Orion's bondholders have questioned whether this limitation is in compliance with the Loral Orion indenture insurance covenant. Management believes that Loral Orion is in compliance with the covenant as properly interpreted. If, however, Loral Orion's bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion's 10% senior notes could be accelerated, and the bondholders could be able to call on the Loral guarantee of Loral Orion's senior notes.

     While the Company has in the past, consistent with industry practice, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. One of the Company's other satellites has the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with the renewal of insurance for the satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and its results of operations.

     On September 20, 2002, Loral Orion entered into an agreement with APT Satellite Company Limited ("APT") pursuant to which Loral Orion will purchase a 50% interest in the APSTAR-V satellite, a satellite under construction by SS/L for APT. Loral Orion's aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the current estimated project cost of constructing, launching and insuring the APSTAR-V satellite, which purchase price will be adjusted if the actual project cost should be greater or lesser than $230.2 million. In addition, Loral Orion has agreed to bear the cost of modifying the footprint of one of the Ku-band beams on the satellite. Pursuant to Loral Orion's agreement with APT, Loral Orion will pay one-half the purchase price prior to launch for 13.5 transponders on the satellite. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral Orion's condensed consolidated balance sheet as of September 30, 2002. Subject to certain acceleration rights on the part of Loral Orion, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral Orion as follows: on the second anniversary of the satellite's in-service date, $10.66 million for
2.5 additional transponders; on the third anniversary of the satellite's in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite's in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral Orion upon its payment thereon. Loral Orion is in discussions to either lease or sell to LSC certain transponder capacity on the satellite.

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

Goodwill

     In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1, 2002. The Company hired professionals in the valuation consulting business to determine the fair value of the Company. Since there were no quoted market prices in active markets for the Company, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company trading multiples. Based on the fair values concluded on by those professionals, management determined that the Company's goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million.

     The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS 142.

     The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three and nine months ended September 30, 2001 (in thousands):

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      ----------------------------     -----------------------------
                                                       ACTUAL         AS ADJUSTED         ACTUAL        AS ADJUSTED
                                                      --------       -------------     ----------       ------------
      Reported loss from continuing operations        $(26,865)        $(26,865)        $(78,584)        $(78,584)
      Add back amortization of goodwill                     --            3,878               --           11,632
                                                      --------         --------         --------         --------
      Loss from continuing operations                  (26,865)         (22,987)         (78,584)         (66,952)
      Loss from operations of discontinued
         operations, net of taxes                       (3,920)          (3,920)         (13,765)         (13,765)
                                                      --------         --------         --------         --------
      Net loss                                        $(30,785)        $(26,907)        $(92,349)        $(80,717)
                                                      ========         ========         ========         ========

Other Acquired Intangible Assets

     The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.

     Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets and were as follows at September 30, 2002 and December 31, 2001 (in millions):

                                         SEPTEMBER 30, 2002                   DECEMBER 31, 2001
                                    ----------------------------       -------------------------------

                                     GROSS         ACCUMULATED            GROSS         ACCUMULATED
                                     AMOUNT        AMORTIZATION          AMOUNT         AMORTIZATION
                                   ----------    ---------------       ---------      ----------------
      Customer relations             $ 7.0             $(4.3)            $ 7.0             $(3.6)
      Trademarks .......               6.0              (3.7)              6.0              (3.0)
      Regulatory .......               2.5              (1.4)              2.5              (1.2)
                                     -----             -----             -----             -----
           Total .......             $15.5             $(9.4)            $15.5             $(7.8)
                                     =====             =====             =====             =====

     As of September 30, 2002, the weighted average remaining amortization period for customer relations and trademarks was three years and for regulatory fees was eight years.

     Total amortization expense for other acquired intangible assets for both the three months ended September 30, 2002 and 2001 was $0.5 million, and for the nine months ended September 30, 2002 and 2001 was $1.6 million and $1.8 million, respectively. Annual amortization expense for other acquired intangible assets for the five years ending December 31, 2006 is estimated to be as follows (in millions):

      2002................     $   2.0
      2003................         2.0
      2004................         2.0
      2005................         1.2
      2006................          --

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144 on January 1, 2002.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Presented below is condensed consolidating financial information for the Parent Company, Issuer's Parent, the Guarantor Subsidiary and the Other Subsidiaries for the three and nine months ended September 30, 2002 and 2001. The Other Subsidiaries were part of the Company's data services segment, the net assets of which were substantially transferred on December 21, 2001 to a subsidiary of Loral (see Note 7), and have been accounted for as a discontinued operation. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Issuer's Parent, Guarantor Subsidiary and Other Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiary and the Other Subsidiaries using the equity method of accounting.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                           PARENT       ISSUER'S      GUARANTOR        OTHER
                                          COMPANY        PARENT      SUBSIDIARY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          -------        ------      ----------     ------------   ------------   ------------
Current assets:
   Cash and cash equivalents .......   $    24,962    $     1,223    $        --    $        --    $    (1,223)   $    24,962
   Accounts receivable, net ........        10,238             --            635             --             --         10,873
   Prepaid expenses and other
     current assets ................         5,120          1,481          1,463             --         (1,481)         6,583
                                       -----------    -----------    -----------    -----------    -----------    -----------
       Total current assets ........        40,320          2,704          2,098             --         (2,704)        42,418
Property, plant and equipment, net .       329,634             --        209,954             --             --        539,588
Notes (payable) receivable from
   unconsolidated subsidiaries .....       (31,540)       170,500             --             --       (170,500)       (31,540)
Due (to) from Loral companies, net .        (1,588)            --            281             --             --         (1,307)
Due (to) from unconsolidated
   subsidiaries ....................       (99,550)        32,121        104,764             --        (37,335)            --
Investments in unconsolidated
   subsidiaries ....................       309,959        537,632       (271,698)            --       (575,893)            --
Investments in and advances to
   affiliates ......................            --         31,092             --             --        (31,092)            --
Deferred tax assets ................        32,130             --             --             --             --         32,130
Other assets, net ..................        18,056          4,868            710             --         (4,868)        18,766
                                       -----------    -----------    -----------    -----------    -----------    -----------
       Total assets ................   $   597,421    $   778,917    $    46,109    $        --    $  (822,392)   $   600,055
                                       ===========    ===========    ===========    ===========    ===========    ===========
Current liabilities:
   Current portion of
     long-term debt ................   $    63,226    $        --    $        --    $        --    $        --    $    63,226
   Accounts payable ................           314             --            963             --             --          1,277
   Customer advances ...............           421             --            598             --             --          1,019
   Accrued interest and
     preferred dividends ...........         2,136         12,333             --             --        (12,333)         2,136
   Deferred revenue ................         2,232             --             51             --             --          2,283
   Other current liabilities .......            --          1,528             --             --         (1,528)            --
   Income taxes payable ............            --          7,939             --             --         (7,939)            --
   Deferred tax liabilities ........            --         25,472             --             --        (25,472)            --
                                       -----------    -----------    -----------    -----------    -----------    -----------
       Total current liabilities ...        68,329         47,272          1,612             --        (47,272)        69,941
Deferred tax liabilities ...........            --         19,114          8,602             --        (27,716)            --
Long-term liabilities ..............         8,346             --          1,022             --             --          9,368
Long-term debt .....................       897,365        350,000             --             --       (350,000)       897,365
6% Series C convertible
     redeemable preferred stock ....            --        329,382             --             --       (329,382)            --
6% Series D convertible
     redeemable preferred stock ....            --        138,191             --             --       (138,191)            --
Shareholders' equity (deficit):
   6% Series C convertible
     redeemable preferred stock ....            --         69,386             --             --        (69,386)            --
   6% Series D convertible
     redeemable preferred stock ....            --         26,392             --             --        (26,392)            --
   Common stock ....................            --          3,767             --             --         (3,767)            --
   Paid-in capital .................       604,166      3,037,996             --             --     (3,037,996)       604,166
   Treasury stock, at cost .........            --         (3,360)            --             --          3,360             --
   Unearned compensation ...........            --             (4)            --             --              4             --
   Retained (deficit) earnings .....      (980,785)    (3,247,819)        34,873             --      3,212,946       (980,785)
   Accumulated other
     comprehensive income ..........            --          8,600             --             --         (8,600)            --
                                       -----------    -----------    -----------    -----------    -----------    -----------
       Total stockholder's (deficit)
        equity .....................      (376,619)      (105,042)        34,873             --         70,169       (376,619)
                                       -----------    -----------    -----------    -----------    -----------    -----------
       Total liabilities and
        shareholder's equity
        (deficit) ..................   $   597,421    $   778,917    $    46,109    $        --    $  (822,392)   $   600,055
                                       ===========    ===========    ===========    ===========    ===========    ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                            PARENT         ISSUER'S     GUARANTOR         OTHER
                                            COMPANY         PARENT      SUBSIDIARY    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            -------         ------      ----------    ------------   ------------   ------------
Revenues from satellite services ....      $ 23,383       $     --       $ 12,052       $     --       $ (9,659)      $ 25,776
Costs of satellite services .........        25,208             --          7,090             --         (9,659)        22,639
Selling, general and
   administrative expenses ..........         2,743          1,203             61             --         (1,203)         2,804
Management fee expense ..............            --             (4)            --             --              4             --
                                           --------       --------       --------       --------       --------       --------
Operating income (loss) .............        (4,568)        (1,199)         4,901             --          1,199            333
Interest and investment income ......           208          5,341             --             --         (5,341)           208
Interest expense ....................        (3,062)        (9,831)            --             --          9,831         (3,062)
                                           --------       --------       --------       --------       --------       --------
(Loss) income before income taxes and
   equity in net loss of
   unconsolidated subsidiaries and
   affiliates .......................        (7,422)        (5,689)         4,901             --          5,689         (2,521)
Income tax benefit (provision) ......         1,600         (1,581)        (1,714)            --          4,969          3,274
                                           --------       --------       --------       --------       --------       --------
(Loss) income before equity in
   net loss of unconsolidated
   subsidiaries and affiliates ......        (5,822)        (7,270)         3,187             --         10,658            753
Equity in net income (loss) of
   unconsolidated subsidiaries, net
   of taxes .........................         6,575        (16,281)            --             --          9,706             --
Equity in net loss of affiliates,
   net of taxes .....................            --        (20,157)            --             --         20,157             --
                                           --------       --------       --------       --------       --------       --------
Net (loss) income ...................      $    753       $(43,708)      $  3,187       $     --       $ 40,521       $    753
                                           ========       ========       ========       ========       ========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                           PARENT         ISSUER'S    GUARANTOR        OTHER
                                           COMPANY         PARENT     SUBSIDIARY    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           -------         ------     ----------    ------------    ------------   ------------
Revenues from satellite services ...     $  75,190      $      --      $  36,225      $      --      $ (28,439)     $  82,976
Costs of satellite services ........        75,087             --         21,286             --        (28,439)        67,934
Selling, general and
   administrative expenses .........         8,372          3,660            775             --         (3,660)         9,147
Management fee expense .............            --             23             --             --            (23)            --
                                         ---------      ---------      ---------      ---------      ---------      ---------
Operating income (loss) ............        (8,269)        (3,683)        14,164             --          3,683          5,895
Interest and investment income .....           509         15,958             --             --        (15,958)           509
Interest expense ...................        (9,812)       (29,483)            --             --         29,483         (9,812)
                                         ---------      ---------      ---------      ---------      ---------      ---------
(Loss) income before income taxes,
   equity in net loss of
   unconsolidated subsidiaries and
   affiliates and cumulative effect
   of change in accounting principle       (17,572)       (17,208)        14,164             --         17,208         (3,408)
Income tax benefit (provision) .....         6,197         (4,735)        (4,942)            --          8,123          4,643
                                         ---------      ---------      ---------      ---------      ---------      ---------
(Loss) income before equity in
   net loss of unconsolidated
   subsidiaries and affiliates and
   cumulative effect of change in
   accounting principle ............       (11,375)       (21,943)         9,222             --         25,331          1,235
Equity in net income (loss) of
   unconsolidated subsidiaries, net
   of taxes ........................        12,610       (878,750)            --             --        866,140             --
Equity in net loss of affiliates,
   net of taxes ....................            --        (56,036)            --             --         56,036             --
                                         ---------      ---------      ---------      ---------      ---------      ---------
(Loss) income before cumulative
   effect of change in accounting
   principle .......................         1,235       (956,729)         9,222             --        947,507          1,235
Cumulative effect of change in
   accounting principle ............      (562,201)            --             --             --             --       (562,201)
                                         ---------      ---------      ---------      ---------      ---------      ---------
Net (loss) income ..................     $(560,966)     $(956,729)     $   9,222      $      --      $ 947,507      $(560,966)
                                         =========      =========      =========      =========      =========      =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                    PARENT         ISSUER'S     GUARANTOR      OTHER
                                                    COMPANY         PARENT      SUBSIDIARY  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    -------         ------      ----------  ------------  ------------  ------------
Operating activities:
   (Loss) income from
     continuing operations ....................   $(560,966)    $(956,729)    $   9,222       $   --       $ 947,507     $(560,966)
   Non-cash items:
     Cumulative effect of change
       in accounting principle ................     562,201            --            --           --             --        562,201
     Equity in net losses of
       affiliates, net of taxes ...............          --        56,036            --           --         (56,036)           --
     Equity in net losses of
       unconsolidated subsidiaries, net of taxes     (9,222)      878,750            --           --        (869,528)           --
     Deferred taxes ...........................          --         4,735         3,388           --          (8,123)           --
     Depreciation and amortization ............      40,709            --        15,760                           --        56,469
     Interest expense..........................         909            --            --           --              --           909
   Changes in operating assets and liabilities:
     Accounts receivable, net .................       2,833            --          (138)          --              --         2,695
     Prepaid expenses and other
       current assets .........................         209            --         2,893           --              --         3,102
     Due to (from) Loral companies,
       net ....................................       6,393            --          (281)          --              --         6,112
     Due to (from) unconsolidated
       subsidiaries ...........................      27,603       (12,899)      (30,991)          --          16,287            --
     Other assets .............................       2,780          (446)          122           --             446         2,902
     Accounts payable .........................      (2,363)          171           250           --            (171)       (2,113)
     Accrued expenses and other
       current liabilities ....................         247       (10,210)           --           --          10,210           247
     Customer advances ........................      (1,280)           --           (41)          --              --        (1,321)
     Income taxes payable .....................          --            --            --           --              --            --
     Deferred revenue .........................      (2,380)           --          (184)          --              --        (2,564)
     Other ....................................          --            97            --           --             (97)           --
                                                  ---------     ---------     ---------       ------       ---------     ---------
Net cash provided by (used in)
   operating activities .......................      67,673       (40,495)           --           --          40,495        67,673
Investing activities:
   Property and equipment, net ................     (14,628)           --            --           --              --       (14,628)
   Investments in and advances
     to affiliates ............................          --       (12,092)           --           --          12,092            --
   Investments in and advances to
     unconsolidated subsidiaries ..............          --        (2,240)           --           --           2,240            --
                                                  ---------     ---------     ---------       ------       ---------     ---------
Net cash used in investing activities .........     (14,628)      (14,332)           --           --          14,332       (14,628)
                                                  ---------     ---------     ---------       ------       ---------     ---------
Financing activities:
   Repayments of long-term
     obligations ..............................      (1,530)           --            --           --              --        (1,530)
   Interest payments on 10% senior notes ......     (45,952)           --            --           --              --       (45,952)
   Note payable to Loral Satellite ............          --        29,500                                    (29,500)
   Preferred dividends ........................          --       (29,485)           --           --          29,485            --
   Proceeds from stock issuances ..............          --         9,967            --           --          (9,967)           --
                                                  ---------     ---------     ---------       ------       ---------     ---------
Net cash used in financing activities .........     (47,482)        9,982            --           --          (9,982)      (47,482)
                                                  ---------     ---------     ---------       ------       ---------     ---------
Increase (decrease) in cash
   and cash equivalents .......................       5,563       (44,845)           --           --          44,485         5,563
Cash and cash equivalents --
   beginning of period ........................      19,399        46,068            --           --         (46,068)       19,399
                                                  ---------     ---------     ---------       ------       ---------     ---------
Cash and cash equivalents --
   end of period ..............................   $  24,962     $   1,223     $      --       $   --       $  (1,223)    $  24,962
                                                  =========     =========     =========       ======       =========     =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                          PARENT         ISSUER'S      GUARANTOR         OTHER
                                         COMPANY          PARENT       SUBSIDIARY    SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                         -------          ------       ----------    ------------       ------------    ------------
Current assets:
   Cash and cash equivalents .....    $    19,399      $    46,068    $        --     $        --      $   (46,068)     $    19,399
   Accounts receivable, net ......         13,071               --            497              --               --           13,568
   Prepaid expenses and
     other current assets ........          6,053              265          5,151              --             (265)          11,204
                                      -----------      -----------    -----------     -----------      -----------      -----------
       Total current assets ......         38,523           46,333          5,648              --          (46,333)          44,171
Property, plant and equipment, net        354,196               --        225,714              --               --          579,910
Costs in excess of net assets
   acquired, net .................        562,201               --             --              --               --          562,201
Notes (payable) receivable from
   unconsolidated subsidiaries ...        (29,700)         200,000             --              --         (200,000)         (29,700)
Due to (from) Loral companies, net          4,805               --             --              --               --            4,805
Due to (from) unconsolidated
   subsidiaries ..................        (67,766)          12,915         72,978              --          (18,127)              --
Investments in unconsolidated
   subsidiaries ..................        297,349        1,432,614       (271,698)             --       (1,458,265)              --
Investments in and advances to
   affiliates ....................             --           77,061             --              --          (77,061)              --
Deferred tax assets ..............         32,130               --             --              --               --           32,130
Other assets, net ................         20,836            6,632            832              --           (6,632)          21,668
                                      -----------      -----------    -----------     -----------      -----------      -----------
    Total assets...................   $ 1,212,574      $ 1,775,555    $    33,474     $        --      $(1,806,418)     $ 1,215,185
                                      ===========      ===========    ===========     ===========      ===========      ===========
Current liabilities:
   Current portion of long-term
     debt ........................    $    49,449      $        --    $        --     $        --      $        --      $    49,449
   Accounts payable ..............          2,677            1,357            713              --           (1,357)           3,390
   Customer advances .............            952               --            128              --               --            1,080
   Accrued interest and
     preferred dividends .........          1,889           22,543             --              --          (22,543)           1,889
   Deferred revenue ..............          5,719               --            235              --               --            5,954
   Income taxes payable ..........             --            7,939             --              --           (7,939)              --
   Deferred tax liabilities ......             --           21,222             --              --          (21,222)              --
                                      -----------      -----------    -----------     -----------      -----------      -----------
     Total current liabilities ...         60,686           53,061          1,076              --          (53,061)          61,762
Deferred tax liabilities .........             --           21,626          5,214              --          (26,840)              --
Long-term liabilities ............          7,986               --          1,533              --                2            9,521
Long-term debt ...................        959,555          350,000             --              --         (350,000)         959,555
Shareholders' equity (deficit):
   6% Series C convertible
     redeemable preferred stock ..             --          485,371             --              --         (485,371)              --
   6% Series D convertible
     redeemable preferred stock ..             --          296,529             --              --         (296,529)              --
   Common stock ..................             --            3,368             --              --           (3,368)              --
   Paid-in capital ...............        604,166        2,771,964             --              --       (2,771,964)         604,166
   Treasury stock, at cost .......             --           (3,360)            --              --            3,360               --
   Unearned compensation .........             --              (81)            --              --               81               --
   Retained (deficit) earnings ...       (419,819)      (2,223,710)        25,651              --        2,198,059         (419,819)
   Accumulated other
     comprehensive income ........             --           20,787             --              --          (20,787)              --
                                      -----------      -----------    -----------     -----------      -----------      -----------
     Total stockholder's
      equity .....................        184,347        1,350,868         25,651              --       (1,376,519)         184,347
                                      -----------      -----------    -----------     -----------      -----------      -----------
     Total liabilities and
      shareholder's equity
      (deficit) ..................    $ 1,212,574      $ 1,775,555    $    33,474     $        --      $(1,806,418)     $ 1,215,185
                                      ===========      ===========    ===========     ===========      ===========      ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                             PARENT        ISSUER'S       GUARANTOR         OTHER
                                            COMPANY         PARENT        SUBSIDIARY    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            -------         ------        ----------    ------------    ------------   ------------
Revenues from satellite services ..       $ 24,984        $     --        $ 15,341        $     --        $(12,563)       $ 27,762
Costs of satellite services .......         31,670              --           6,386              --         (12.563)         25,493
Selling, general and
   administrative expenses ........          2,885             220             (38)             --            (220)          2,847
Management fee expense ............             --          12,147              --              --         (12,147)             --
                                          --------        --------        --------        --------        --------        --------
Operating (loss) income ...........         (9,571)        (12,367)          8,993              --          12,367            (578)
Interest and investment income ....            198           5,544               1              --          (5,544)            199
Interest expense ..................        (25,020)         (9,418)            (19)             --           9,418         (25,039)
                                          --------        --------        --------        --------        --------        --------
(Loss) income before income taxes,
   equity in net loss of
   unconsolidated subsidiaries
   and affiliates and
   discontinued operations ........        (34,393)        (16,241)          8,975              --          16,241         (25,418)
Income tax benefit (provision) ....          1,695          (1,548)         (3,142)             --           1,548          (1,447)
                                          --------        --------        --------        --------        --------        --------
(Loss) income before equity in
   net loss of unconsolidated
   subsidiaries and affiliates and
   discontinued operations ........        (32,698)        (17,789)          5,833              --          17,789         (26,865)
Equity in net income (loss) of
   unconsolidated subsidiaries, net
   of taxes .......................          4,438         (21,853)             --              --          17,415              --
Equity in net loss of affiliates,
   net of taxes ...................             --         (12,646)             --              --          12,646              --
                                          --------        --------        --------        --------        --------        --------
(Loss) income from continuing
   operations .....................        (28,260)        (52,288)          5,833              --          47,850         (26,865)
Loss from operations of
   discontinued operations, net
   of taxes .......................         (2,525)             --              --          (1,395)             --          (3,920)
                                          --------        --------        --------        --------        --------        --------
Net (loss) income .................       $(30,785)       $(52,288)       $  5,833        $ (1,395)       $ 47,850        $(30,785)
                                          ========        ========        ========        ========        ========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                            PARENT        ISSUER'S       GUARANTOR         OTHER
                                           COMPANY         PARENT        SUBSIDIARY    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATE
                                           -------         ------        ----------    ------------     ------------     -----------
Revenues from satellite services ..      $  70,829       $      --       $  39,502       $      --       $ (28,647)       $  81,684
Costs of satellite services .......         85,852              --          19,233              --         (28,647)          76,438
Selling, general and
   administrative expenses ........          8,547             818              --              --            (818)           8,547
Management fee expense ............             --          35,752              --              --         (35,752)              --
                                         ---------       ---------       ---------       ---------       ---------        ---------
Operating (loss) income ...........        (23,570)        (36,570)         20,269              --          36,570           (3,301)
Interest and investment income ....            392          17,757               8              --         (17,757)             400
Interest expense ..................        (75,087)        (27,797)            (27)             --          27,797          (75,114)
                                         ---------       ---------       ---------       ---------       ---------        ---------
(Loss) income before income taxes,
   equity in net loss of
   unconsolidated subsidiaries
   and affiliates and
   discontinued operations ........        (98,265)        (46,610)         20,250              --          46,610          (78,015)
Income tax benefit (provision) ....          6,519          (4,737)         (7,088)             --           4,737             (569)
                                         ---------       ---------       ---------       ---------       ---------        ---------
(Loss) income before equity in
   net loss of unconsolidated
   subsidiaries and affiliates and
   discontinued operations ........        (91,746)        (51,347)         13,162              --          51,347          (78,584)
Equity in net income (loss) of
   unconsolidated subsidiaries, net
   of taxes .......................          8,262         (57,618)             --              --          49,356               --
Equity in net loss of affiliates,
   net of taxes ...................             --         (57,028)             --              --          57,028               --
                                         ---------       ---------       ---------       ---------       ---------        ---------
(Loss) income from continuing
   operations .....................        (83,484)       (165,993)         13,162              --         157,731          (78,584)
Loss from operations of
   discontinued operations, net
   of taxes .......................         (8,865)             --              --          (4,900)             --          (13,765)
                                         ---------       ---------       ---------       ---------       ---------        ---------
Net (loss) income .................      $ (92,349)      $(165,993)      $  13,162       $  (4,900)      $ 157,731        $ (92,349)
                                         =========       =========       =========       =========       =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                    PARENT      ISSUER'S      GUARANTOR        OTHER
                                                    COMPANY      PARENT       SUBSIDIARY   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                    -------      ------       ----------   ------------  ------------   ------------
Operating activities:
   (Loss) income from continuing
     operations ...............................    $ (83,484)   $(165,993)     $  13,162   $      --      $ 157,731      $ (78,584)
   Non-cash items:
     Equity in net losses of
       affiliates, net of taxes ...............           --       57,028             --          --        (57,028)            --
     Equity in net losses of
       unconsolidated subsidiaries,
       net of taxes ...........................       (8,262)      57,618             --          --        (49,356)            --
     Deferred taxes ...........................        4,016        4,369          2,800          --         (7,169)         4,016
     Depreciation and amortization ............       51,261           --         15,760          --             --         67,021
     Interest expense .........................       30,259           --             --          --             --         30,259
   Changes in operating assets and liabilities:
       Accounts receivable, net ...............       (2,931)          --            762          --             --         (2,169)
       Prepaid expenses and other
         current assets .......................       (1,328)          --          2,097          --             --            769
       Due to (from) Loral companies,
         net ..................................       (5,114)          --           (417)         --         23,244         17,713
       Due to (from) unconsolidated
         subsidiaries .........................       52,825        4,051        (32,381)                   (24,495)            --
       Other assets ...........................           --        1,503             --          --         (1,503)            --
       Accounts payable and interest
         payable ..............................        2,343           (6)        (1,716)         --              6            627
       Accrued expenses and other
         current liabilities ..................      (11,776)     (10,850)            --          --         10,850        (11,776)
       Customer advances ......................         (807)          --            (67)         --             --           (874)
       Income taxes payable ...................           --          366             --          --           (366)            --
       Deferred revenue .......................        1,317           --             --          --             --          1,317
       Other ..................................           --          (17)            --          --             17             --
                                                   ---------    ---------      ---------   ---------      ---------      ---------
Net cash (used in) provided by
   operating activities .......................       28,319      (51,931)            --          --         51,931         28,319
                                                   ---------    ---------      ---------   ---------      ---------      ---------
Net cash used in discontinued
   operations .................................        1,809           --             --          --             --          1,809
                                                   ---------    ---------      ---------   ---------      ---------      ---------
Investing activities:
   Property and equipment, net ................         (283)                         --          --             --           (283)
   Investments in and advances to
      affiliates ..............................           --      (19,629)            --          --         19,629             --
   Investments in and advances to
      unconsolidated subsidiaries .............           --        7,602             --          --         (7,602)            --
                                                   ---------    ---------      ---------   ---------      ---------      ---------
Net cash used in investing activities .........         (283)     (12,027)            --          --         12,027           (283)
                                                   ---------    ---------      ---------   ---------      ---------      ---------
Financing activities:
   Repayments of long-term
     obligations ..............................       (1,650)          --             --          --             --         (1,650)
   Increase in note payable to Loral
     SpaceCom .................................      (28,197)          --             --          --             --        (28,197)
   Preferred dividends ........................           --      (40,255)            --          --         40,255             --
   Proceeds from stock issuances ..............           --       13,537             --          --        (13,537)            --
                                                   ---------    ---------      ---------   ---------      ---------      ---------
Net cash used in financing
   activities .................................      (29,847)     (26,718)            --          --         26,718        (29,847)
                                                   ---------    ---------      ---------   ---------      ---------      ---------

Increase (decrease) in cash
   and cash equivalents .......................           (2)     (90,676)            --          --         90,676             (2)
Cash and cash equivalents--
   beginning of period ........................            2      151,405             --          --       (151,405)             2
                                                   ---------    ---------      ---------   ---------      ---------      ---------
Cash and cash equivalents --
   end of period ..............................    $      --    $  60,729      $      --   $      --      $ (60,729)     $      --
                                                   =========    =========      =========   =========      =========      =========

12.   OTHER MATTERS

     Under the New York Stock Exchange criteria for continued listing, the Exchange will normally give consideration to de-listing a company's stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral's common stock has been less than $1.00 for 30 consecutive trading days, and on August 22, 2002 Loral received notice from the New York Stock Exchange that its stock price is below the Exchange's price criteria. If Loral is unable to cure this deficiency, Loral's common stock could be de-listed from the Exchange. De-listing of Loral's common stock by the New York Stock Exchange could result in a material adverse effect on the liquidity of Loral's common shares, have an adverse effect on the trading value and impair Loral's ability to raise funds in the capital markets. As such, this may impact the ability of Loral to support the Company's operations. The Exchange has informed Loral that the price is the only criteria for listing that Loral does not currently meet. Loral has notified the Exchange of its intent to cure this deficiency. In accordance with the Exchange rules, Loral has six months from receipt of the notice from the New York Stock Exchange to cure this deficiency. In the event the actions Loral takes to cure this deficiency require shareholder approval, the six-month cure period will be extended until after Loral's next annual shareholders' meeting. Loral believes (although there can be no assurance) that it will be able to cure this deficiency within this time frame.

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

CRITICAL ACCOUNTING MATTERS

     See the Company's latest Annual Report on Form 10-K filed with the SEC and Accounting Pronouncements below.

RESULTS OF OPERATIONS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discusses the results of Loral Orion, Inc. for the three and nine months ended September 30, 2002 and September 30, 2001, respectively.

OPERATING REVENUES FROM CONTINUING OPERATIONS (IN MILLIONS):

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                        ----------------------      -------------------------
                                            2002       2001            2002           2001
                                        ----------  ----------      ----------      ---------
      Fixed Satellite Services             $25.8       $31.6            $83.0          $97.4
      Eliminations (1) .......                --        (3.8)              --          (15.7)
                                           -----       -----            -----          -----
      Operating Revenues .....             $25.8       $27.8            $83.0          $81.7
                                           =====       =====            =====          =====

EBITDA (2) (IN MILLIONS):

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                        ----------------------      -------------------------
                                            2002       2001            2002           2001
                                        ----------  ----------      ----------      ---------
      Fixed Satellite Services          $19.2          $25.5           $62.4          $79.4
      Eliminations (1) .......             --           (3.8)             --          (15.7)
                                        -----          -----           -----          -----
      EBITDA .................          $19.2          $21.7           $62.4          $63.7
                                        =====          =====           =====          =====

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH 2001

      Revenues from continuing operations were $25.8 million and $27.8 million in 2002 and 2001, respectively. Revenues decreased due to reduced prices and volume resulting from the global economic downturn in 2002, which has caused a delay in demand for new telecommunications applications and services. This was offset by revenues from the Company's former data services business in 2002, which were eliminated in 2001 until the Company transferred the data services business to a subsidiary of Loral in connection with the Company's exchange offers (see Exchange Offers).

     Cost of satellite services for continuing operations was $22.6 million and $25.5 million in 2002 and 2001, respectively. This decrease was primarily due to reduced goodwill amortization resulting from the Company's adoption of SFAS No. 142 (see Accounting Pronouncements), offset by increased insurance costs as a result of the Company's renewing the insurance on one of it's satellites after September 11, 2001.

     Selling, general and administrative expenses for continuing operations were $2.8 million in both 2002 and 2001. An increase in corporate management expenses allocated by Loral in 2002 (see Operational Matters), was offset by a decrease in marketing, general and administrative expenses.

     Interest expense was $3.1 million and $25.0 million in 2002 and 2001, respectively. The decrease was primarily due to the Company not recognizing any interest expense on it's new 10% senior notes since interest expense on the new notes is fully offset by amortization of the deferred gain on the exchange offers and lower interest expense on the Company's senior notes and senior discount notes that were exchanged for new senior notes in connection with the Company's exchange offers completed in December 2001 (see Exchange Offers).

     The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2002 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its current period tax losses to the extent such losses are utilized by the consolidated group in the current period; otherwise the Company is required to pay its separate Company income tax liability to Loral Space & Communications Corporation. For 2002, the Company recorded a net receivable under this tax sharing agreement of $3.3 million as a current income tax benefit. For 2001, the Company recorded a deferred income tax provision of $1.4 million and no benefit under the tax sharing agreement.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH 2001

     Revenues from continuing operations were $83.0 million and $81.7 million in 2002 and 2001, respectively. Revenues in 2002 increased as a result of sales to the Company's former data services business, which are eliminated in 2001 until the Company transferred the data services business to a subsidiary of Loral in connection with the Company's exchange offers (see Exchange Offers). This was offset by a decrease in volume and prices, resulting from the global economic downturn in 2002, which has caused a delay in demand for new telecommunications applications and services.

     Cost of satellite services for continuing operations was $67.9 million and $76.4 million in 2002 and 2001, respectively. This decrease was primarily due to reduced goodwill amortization resulting from the Company's adoption of SFAS No. 142 (See Accounting Pronouncements), offset by increased insurance costs as a result of the Company's renewing the insurance on one of it's satellites after September 11, 2001.

     Selling, general and administrative expenses for continuing operations were $9.1 million and $8.5 million in 2002 and 2001, respectively. The increase was primarily due to corporate management expenses allocated by Loral in 2002 (see Operational Matters), offset by lower bad debt expense.

     Interest expense was $10.1 million and $75.1 million in 2002 and 2001, respectively. The decrease was primarily due to the Company not recognizing any interest expense on it's new 10% senior notes since interest expense on the new notes is fully offset by amortization of the deferred gain on the exchange offers and lower interest expense on the Company's senior notes and senior discount notes that were exchanged for new senior notes in connection with the Company's exchange offers completed in December 2001 (See Exchange Offers).

     For 2002, the Company recorded an income tax benefit of $4.6 million as its reimbursement for the use of its tax losses under the tax sharing agreement. For 2001, the Company recorded a net tax provision of $0.6 million consisting of a use of its tax losses under the tax sharing agreement of $3.4 million, offset by a deferred tax provision of $4.0 million.

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge for the cumulative effect of change in accounting principle of $562 million (see Accounting Pronouncements).

SEGMENT RESULTS

      Segment revenues in 2002 were $25.8 million and $83.0 million for the three and nine months, respectively, as compared to $31.6 million and $97.4 million in 2001. EBITDA on the same basis was $19.2 million and $62.4 million in 2002, as compared to $25.5 million and $79.4 million in 2001. These decreases are primarily due to lower revenues for capacity in 2002 from the Company's former data services business and lower external revenues resulting from the global economic downturn. At September 30, 2002, the Company had external contracted backlog of approximately $448 million (which includes $46 million to Loral companies), as compared to $576 million at December 31, 2001 (which included $59 million to Loral companies).

OPERATIONAL MATTERS

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

     At September 30, 2002, Loral Orion was in compliance with all of the covenants and conditions under its various lending and funding arrangements (except for failure to be in compliance with a covenant relating to insurance under Loral Orion's 10% senior note indenture which has been cured and is discussed below) and believes that it will continue to meet these covenants and conditions. Upon acquisition of the Telstar 10/Apstar IIR satellite by Loral Orion, Loral Orion retained the satellite's existing insurance policy which provided that a loss of 65% or more of capacity constituted a total loss. Loral Orion's 10% senior note indenture requires that its in-orbit insurance provide that a loss of 50% or more of a satellite's capacity constitute a total loss of that satellite. Loral Orion, upon becoming aware that the existing insurance policy did not meet the indenture's requirements, took steps to cure the matter and has obtained insurance meeting the indenture's requirement that a loss of 50% or more capacity constitute a total loss.

     In addition, Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, Loral Orion does not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Some of Loral Orion's bondholders have questioned whether this limitation is in compliance with the Loral Orion indenture insurance covenant. Management believes that Loral Orion is in compliance with the covenant as properly interpreted. If, however, Loral Orion's bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion's 10% senior notes could be accelerated, and the bondholders could be able to call on the Loral guarantee of Loral Orion's senior notes.

     On September 20, 2002, Loral Orion entered into an agreement with APT Satellite Company Limited ("APT") pursuant to which Loral Orion will purchase a 50% interest in the APSTAR-V satellite, a satellite under construction by SS/L for APT. Loral Orion's aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the current estimated project cost of constructing, launching and insuring the APSTAR-V satellite, which purchase price will be adjusted if the actual project cost should be greater or lesser than $230.2 million. In addition, Loral Orion has agreed to bear the cost of modifying the footprint of one of the Ku-band beams on the satellite. APSTAR-V will have a total of 54 transponders, comprised of 24 standard C-band transponders, 14 extended C-band transponders and 16 Ku-band transponders. Under this transaction, Loral Orion has agreed to purchase 12 standard C-band, 7 extended C-band and 8 Ku-band transponders on APSTAR-V, which capacity will be designated Telstar 18. Loral Orion will also have the option to enter into similar arrangements with APT on replacement satellites upon the end of life of APSTAR-V. To be located at 138 degrees East Longitude, APSTAR-V is currently scheduled to be launched in the third quarter of 2003 and will be capable of providing Ku-band voice, video and data services to China, India and East Asia, and broadbeam C-band services throughout the Asia-Pacific region, including Australia and Hawaii. To ensure a timely launch of APSTAR-V, Loral Orion, APT and SS/L have agreed that a non-Chinese launch provider will be used.

     Pursuant to Loral Orion's agreement with APT, Loral Orion will pay one-half the purchase price prior to launch for 13.5 transponders on the satellite. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral Orion's condensed consolidated balance sheet as of September 30, 2002. Subject to certain acceleration rights on the part of Loral Orion, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral Orion as follows: on the second anniversary of the satellite's in-service date, $10.66 million for
2.5 additional transponders; on the third anniversary of the satellite's in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite's in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral Orion upon its payments thereon. Loral Orion is in discussions to either lease or sell to LSC certain transponder capacity on the satellite.

     The Company, like others in the satellite industry, is faced with significantly higher premiums on launch and in-orbit insurance, increasing thresholds in determining total losses for satellites in orbit and significantly shorter coverage periods than those that have been available in the past, which was due in part to the events of September 11, 2001. This development in the insurance industry has increased the cost of doing business. The Company intends to pass on some of the increased cost to its customers. There can be no assurance, however, that it will be able to do so. Insurance market conditions have historically been cyclical in nature. While the Company anticipates that these conditions will improve in the future, there can be no assurance that they will.

     While the Company has in the past, consistent with industry practice, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. One of the Company's other satellites has the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with the renewal of insurance for the satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and its results of operations.

     Beginning in 2002, Loral initiated the allocation of corporate management expenses to its individual subsidiaries and divisions, including Loral Orion. The allocation of these expenses is computed with respect to Loral Orion in a manner consistent with Loral's other subsidiaries and divisions, using a fixed formula based on three factors: employee payroll, revenues and assets. The amount allocated for the first nine months of 2002 was $2.6 million. The amount to be allocated to Loral Orion is estimated to be between three and four million dollars for the year ended 2002.

     With the purchase of capacity on the Apstar-V satellite, the Company expects that it will have the necessary capacity and financial means to continue its operations and to service its obligations without replacing Telstar 11.
This will provide management additional time to evaluate market conditions and decide if and when to replace Telstar 11. If management decides to replace Telstar 11, then to the extent that excess cash flow from the Company's operations is not sufficient to meet the above requirements, the Company will need to secure funding from Loral or raise additional financing. Sources of additional capital may include public or private debt, vendor financing, equity financing or strategic investments. There can be no assurance that the Company would be successful in raising any additional financing. To the extent that the Company seeks to raise additional debt financing, the indenture relating to its 10% senior notes limits the amount of such additional debt to $100 million for the replacement of Telstar 11 and prohibits the Company from using any of its interests in its satellites as collateral for indebtedness.

     Under the New York Stock Exchange criteria for continued listing, the Exchange will normally give consideration to de-listing a company's stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral's common stock has been less than $1.00 for 30 consecutive trading days, and on August 22, 2002 Loral received notice from the New York Stock Exchange that its stock price is below the Exchange's price criteria. If Loral is unable to cure this deficiency, Loral's common stock could be de-listed from the Exchange. De-listing of Loral's common stock by the New York Stock Exchange could result in a material adverse effect on the liquidity of Loral's common shares, have an adverse effect on the trading value and impair Loral's ability to raise funds in the capital markets. As such, this may impact the ability of Loral to support the Company's operations. The Exchange has informed Loral that the price is the only criteria for listing that Loral does not currently meet. Loral has notified the Exchange of its intent to cure this deficiency. In accordance with the Exchange rules, Loral has six months from receipt of the notice from the New York Stock Exchange to cure this deficiency. In the event the actions Loral takes to cure this deficiency require shareholder approval, the six-month cure period will be extended until after Loral's next annual shareholders' meeting. Loral believes (although there can be no assurance) that it will be able to cure this deficiency within this time frame.

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

     In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1, 2002. The Company hired professionals in the valuation consulting business to determine the fair value of the Company. Since there were no quoted market prices in active markets for the Company, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company trading multiples. Based on the fair values concluded on by those professionals, management determined that the Company's goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million.

     The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS 142.

     The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three and nine months ended September 30, 2001 (in thousands):

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             ------------------                    -----------------
                                                         ACTUAL          AS ADJUSTED           ACTUAL          AS ADJUSTED
                                                         ------          -----------           ------          -----------
      Reported loss from continuing operations          $(26,865)          $(26,865)          $(78,584)          $(78,584)
      Add back amortization of goodwill                       --              3,878                 --             11,632
                                                        --------           --------           --------           --------
      Loss from continuing operations                    (26,865)           (22,987)           (78,584)           (66,952)
      Loss from operations of discontinued
         operations, net of taxes                         (3,920)            (3,920)           (13,765)           (13,765)
                                                        --------           --------           --------           --------
      Net loss                                          $(30,785)          $(26,907)          $(92,349)          $(80,717)
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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144 on January 1, 2002.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures. Loral Orion's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

          (b) Changes in internal controls. There were no significant changes in the Company's internal or, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     None

     (b)   Reports on Form 8-K:

      DATE OF REPORT                                                      DESCRIPTION
      --------------                                                      -----------
      September 20, 2002            ITEM 5 - Other Events          Apstar-V satellite agreement

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LORAL ORION, INC. Registrant

Date: November 14, 2002                                           /s/ RICHARD J. TOWNSEND
                                          -----------------------------------------------------------------
                                                                    Richard J. Townsend
                                                   Senior Vice President and Chief Financial Officer
                                          (Principal Financial Officer and Registrant's Authorized Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Orion, Inc,. (the "registrant") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Bernard L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed this Quarterly Report on Form 10-Q of Loral Orion,
Inc.;

     (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Quarterly Report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     (6) The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Bernard L. Schwartz
--------------------------

Bernard L. Schwartz
Chief Executive Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Loral Orion, Inc. (the "registrant") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the " Quarterly Report "), I, Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed this Quarterly Report on Form 10-Q of Loral Orion,
Inc.;

     (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Quarterly Report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

/s/ Richard J. Townsend
--------------------------

Richard J. Townsend
Chief Financial Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Orion, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bernard L. Schwartz
------------------------

Bernard L. Schwartz
Chief Executive Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Orion, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard J. Townsend
----------------------------

Richard J. Townsend
Chief Financial Officer
November 14, 2002