Form 10-K
period 2002-12-31
LORAL ORION INC
filed 2003-03-31
CIK 1029850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission file number 0-22085

LORAL ORION, INC.

Delaware (State or other jurisdiction of incorporation or organization)	52-1564318 (I.R.S. Employer Identification No.)

500 Hills Drive, Bedminster, NJ 07921

Telephone: (908) 470-2300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

11 1/4% Senior Notes Due 2007

12 1/2% Senior Discount Notes Due 2007
10% Senior Notes Due 2006

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-20. Yes ☐          No ☒

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

      The number of shares of common stock, par value $.01 per share of the registrant outstanding as of December 31, 2002 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd. The aggregate market value of the common shares held by affiliates was zero.

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2) OF FORM 10-K.

Documents Incorporated by Reference

None

________________________________________________________________________________

PART I

Item 1.     Business

General

      Loral Orion, Inc. (“we”, “us”, “Loral Orion” or the “Company”), is a provider of satellite-based communications services, providing fixed satellite services, including video distribution and other satellite transmission services.

Business Segment

      The Company operates in one business segment, Fixed Satellite Services. On December 21, 2001, the Company, in connection with completing exchange offers for its outstanding senior notes and senior discount notes, transferred its data services business to a subsidiary of Loral Space & Communications Ltd. (“Loral”) and has accounted for the former data business as a discontinued operation.

      Loral Orion, through its ownership of three high power geostationary satellites, and with agreements with Loral Skynet, a division of Loral SpaceCom Corporation, a wholly owned subsidiary of Loral, provides transmission capacity to cable and television programmers, news and information networks, telecommunications companies, Internet service providers, ISPs and other carriers for a variety of applications. The Company’s customers include HBO, Disney, Cable & Wireless and United Pan Europe Communications. A majority of the Company’s transmission capacity services consist of video services. The Company generally offers transmission capacity services under long-term contracts and also offers occasional use services for periods of up to a few hundred hours. Unless otherwise indicated, all transponder references for the Company’s satellites are in 36 MHz equivalents.

      About 200 commercial geosynchronous satellites currently offer fixed satellite services. The Company competes primarily with large fleet operators, including PanAmSat Corporation, SES Global, Intelsat and Eutelsat. Large fleets offer customers global or near-global coverage and in-orbit backup in case of a satellite failure. The Company is a member of the Loral Global Alliance, whose other members include Loral Skynet, Skynet do Brasil, Satelites Mexicanos, S.A de C.V. and Europe*Star Limited. The Loral Global Alliance, with ten satellites currently and 15 expected, enhances the geographic reach, market presence and offerings of Loral Orion.

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

      Telstar 12, a high power satellite with 57 Ku-band transponders, commenced operations in January 2000 and expands Loral Orion’s European coverage and extends coverage to portions of Russia, Latin America, the Middle East and South Africa. Telstar 12 was launched in October 1999 into 15 degrees W.L.

      Telstar 10/ Apstar IIR, formerly known as Apstar IIR, a high power satellite with 28 C-Band and 24 Ku-Band transponders, commenced operations in December 1997 and covers portions of Asia, Europe, Africa and Australia, accounting for more than 75% of the world’s population. Loral Orion purchased all of Telstar 10/ Apstar IIR’s transponder capacity (other than a single, reserved C-Band transponder) from APT Satellite Company in September 1999.

      On September 20, 2002, Loral Orion entered into an agreement with APT Satellite Company Limited (“APT”) pursuant to which Loral Orion will purchase a 50% interest in the Telstar 18/ Apstar V satellite, a satellite under construction by Space Systems/ Loral (“SS/ L”) for APT. Loral Orion’s aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the current estimated project cost of constructing, launching and insuring the Telstar 18/ Apstar V satellite, which purchase price will be adjusted if the actual project cost should be greater or less than $230.2 million. In addition, Loral Orion has agreed to bear the cost of modifying the footprint of one of the Ku-band beams on the satellite. Telstar 18/ Apstar V will have a total of 54 transponders, comprised of 24 standard C-band transponders, 14 extended C-band transponders and 16 Ku-band transponders. Under this transaction, Loral Orion has agreed to purchase 12 standard C-band, 7 extended C-band and 8 Ku-band transponders on Telstar 18/Apstar V, which capacity will be designated Telstar 18. Loral Orion will also have the option to enter into similar arrangements with APT on replacement satellites upon the end of life of Telstar 18/ Apstar V. To be located at 138 degrees East Longitude, Telstar 18/ Apstar V is currently scheduled to be launched in the third quarter of 2003 and will be capable of providing Ku-band voice, video and data services to China, India and East Asia, and broadbeam C-band services throughout the Asia-Pacific region, including Australia and Hawaii. To ensure a timely launch of Telstar 18/ Apstar V, Loral Orion, APT and SS/ L have agreed that a non-Chinese launch provider will be used.

      Pursuant to Loral Orion’s agreement with APT, Loral Orion will pay one-half the purchase price prior to launch for 13.5 transponders on the satellite. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral Orion’s condensed consolidated balance sheet as of December 31, 2002. Subject to certain acceleration rights on the part of Loral Orion, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral Orion as follows: on the second anniversary of the satellite’s in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite’s in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite’s in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral Orion upon its payments thereon. As a result of finalizing the Telstar 18/ Apstar V launch arrangements in March 2003, Loral Orion agreed to take two fewer transponders without any corresponding change to the transponder cost borne by each of the parties. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 transponders on Telstar 18/Apstar V, together with a lease of an additional transponder for an approximate two year period from the Telstar 18/Apstar V in-service date.

Agreements with Loral Skynet and Loral

      Loral Orion and Loral Skynet, entered into agreements (the “Loral Skynet Agreements”) effective January 1, 1999, whereby Loral Skynet provides to Loral Orion (i) marketing and sales of satellite capacity services on the Loral Orion satellite network and related billing and administration of customer contracts for those services (the “Sales Services”) and (ii) telemetry, tracking and control services for the Loral Orion satellite network (the “Technical Services”, and together with the Sales Services, the “Services”). The Company is charged Loral Skynet’s costs for providing these services plus a 5 percent administrative fee. Loral Orion believes it has achieved cost efficiencies in connection with the Loral Skynet Agreements.

      Beginning in 2002, Loral initiated the allocation of corporate management expenses to its individual subsidiaries and divisions, including $3.1 million to Loral Orion. The allocation of these expenses is computed with respect to Loral Orion in a manner consistent with Loral’s other subsidiaries and divisions, using a fixed formula based on three factors: employee payroll, revenues and assets.

Exchange Offers and Transfer of Data Business

      In December 2001, the Company successfully completed exchange offers for $841 million aggregate principal amount of 11.25% senior notes due 2007 and 12.50% senior discount notes due 2007 in exchange for $613 million principal amount of the Company’s 10% senior notes due July 15, 2006, which 10% senior notes are guaranteed by Loral, together with five-year warrants to purchase 6,042,986 shares of Loral’s common stock at a purchase price of $2.37 per share and $59,753 in cash paid to certain holders of new senior notes in lieu of receipt of a principal amount of new senior notes in a denomination other than an integral multiple of $1,000. The exchange offers were part of a plan to reduce and refinance the Company’s indebtedness and to create a capital structure that is intended to permit the Company to finance anticipated obligations with respect to its fixed satellite services business. Approximately $37 million principal amount of the original senior notes and $49 million principal amount of the senior discount notes remain outstanding after consummation of the exchange offers.

      In connection with the consummation of the exchange offers, Loral SpaceCom Corporation agreed to cancel its $79.7 million intercompany note issued to it by the Company which ranked pari passu to the senior debt in exchange for the transfer of the Company’s data services business to a newly formed Loral subsidiary, and the issuance of a new note to Loral SpaceCom Corporation in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to the Company’s new senior notes and guaranteed by Loral.

Summary Satellite Data

      The following table presents a brief description of the Company’s satellite network. The Company is subject to regulation and licensing by the U.S. Federal Communications Commission and other national telecommunications regulatory bodies, and to the frequency coordination process of the International Telecommunications Union, or ITU.

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

      The Company’s ability to provide satellite service in the geographic regions noted below will be subject to technical constraints, international coordination, local regulatory approval and any limitations on the scope of the approval so obtained.

	Satellite	Location	Frequency	Coverage

Satellites in operation:	Telstar 10/ Apstar IIR	76.5(degrees)E.L.	C/ Ku-band	Asia and portions of Europe, portions of Africa and Australia

	Telstar 11	37.5(degrees)W.L.	Ku-band	Europe, SE Canada, U.S. East of the Rockies and portions of Mexico

	Telstar 12	15(degrees)W.L.	Ku-band	Eastern U.S., SE Canada, Europe, Russia, Middle East, North Africa, portions of South America, portions of Central America

Satellite nearing completion of construction:	Telstar 18/ Apstar V (1)	138(degrees)E.L.	C/ Ku-band	India, South East Asia, China, Australia and Hawaii

(1)	Telstar 18/ Apstar V is a satellite subject to a condosat arrangement between the Company and a third party. The Company will own 18 C-band and 7 Ku-band transponders on the Telstar 18/ Apstar V satellite with the remaining 29 transponders on the satellite to be owned by an Asian satellite services company. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 transponders on Telstar 18/Apstar V, together with a lease of an additional transponder for an approximate two year period from the Telstar 18/Apstar V in-service date.

Employees

      As of December 31, 2002, Loral Orion and its subsidiaries had no full time employees. See Loral Skynet Agreements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, we, Loral or our representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as “believes”, “expects”, “plans”, “may”, “will”, “would”, “could”, “should”, “anticipates”, “estimates”, “project”, “intend”, or “outlook” or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by us with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. We undertake no obligation to update any forward-looking statements. The following are representative of factors that could affect the outcome of the forward-looking statements.

Financial Structure

We have substantial debt.

      As of December 31, 2002, we had $960 million of senior debt. Our 10% senior notes mature in 2006 and are guaranteed by Loral. In addition, our 11.25% senior notes and 12.50% senior discount notes mature in 2007. Our ability to meet our debt service obligations will be dependent upon our future performance, including our ability to sustain our revenues, which will be subject to financial, business, competitive and other factors, including factors beyond our control. There can be no assurance that we will be able to generate sufficient cash flow to meet our debt service obligations with respect to all of our outstanding indebtedness, if there was an uninsured loss of one of our satellites or as a result of other factors beyond our control.

If our business plan does not succeed, our operations might not generate enough cash to pay our obligations.

      For the year ended December 31, 2002, we had a deficiency of earnings to cover fixed charges of approximately $5.4 million. In addition to our debt service requirements, our business are capital intensive and need substantial investment before returns can be realized. At December 31, 2002, the Company had incurred costs of approximately $18 million (of which we had paid $3 million) related to the construction of Telstar 18/Apstar V it intends to launch in 2003. The Company will need to incur approximately $11 million of additional costs to complete the construction, launch and insure Telstar 18/Apstar V and an additional $58 million to acquire additional transponders on Telstar 18/Apstar V to be paid in installments over the second through fifth anniversaries of the launch. We are subject to substantial financial risks from possible delays or reductions in revenue, unforeseen capital needs or unforeseen expenses. If this were to occur, our ability to meet our obligations and execute our business plan could depend upon our ability, and that of our operating subsidiaries and affiliates, to raise cash in the capital markets. We are uncertain whether this source of cash will be available in the future on favorable terms if at all. Moreover, in connection with amendments to certain of its bank facilities entered in March 2003, Loral’s ability to make investments in or otherwise make payment to any of its subsidiaries, including us, has been limited to a maximum amount of $5 million.

Our debt imposes restrictions and otherwise affects our ability to undertake certain actions.

      The indentures relating to our 10% senior notes contain restrictions, which among other things, limit our ability to incur other indebtedness, create liens, make investments, sell assets, pay dividends and engage in mergers and acquisitions. In addition, the level of our indebtedness adversely affects:

•	our ability to pay expenses and fund expenditures, which will be affected by our need to use a substantial amount of our cash flow to service existing indebtedness;

•	our ability to raise additional debt; and

•	our flexibility in planning for, or reacting to, changes to our business and market conditions.

Operational Risks

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

      Failure of satellite components in space may result in damage to or loss of a satellite before the end of its expected life. In-orbit failure may result from various causes, some random, including component failure, loss of power or fuel, inability to maintain positioning of the satellite, solar and other astronomical events, and space debris. Satellites are carefully built and tested and have some redundant components to permit the continued operation of a satellite in case of a component failure. Due to the failure of a primary component, one of our satellites is currently operating using a back-up component. If this back-up component fails and the primary component cannot be restored, this satellite could lose a significant amount of capacity or be a total loss, which, until a replacement satellite is placed in-orbit, would result in lost revenue and lost profits to the Company. Repair of satellites in space is not feasible. Many factors affect the useful life of our satellites including fuel consumption, the quality of construction, degradation of solar panels and the durability of components.

Telstar 10/ Apstar IIR has experienced operational problems with its solar arrays.

      Telstar 10/ Apstar IIR has experienced minor losses of power from its solar arrays. Although, to date, Telstar 10/ Apstar IIR has not experienced any degradation in performance, there can be no assurance that Telstar 10/ Apstar IIR will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/ Apstar IIR the loss occurred, and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of Telstar 10/ Apstar IIR could result in a loss of revenues and profits. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or results of operations.

It may be difficult to obtain full insurance coverage for satellites that have experienced problems in the past.

      While we have in the past, consistent with industry practice and the requirements of our indenture, typically obtained in-orbit insurance for our satellites, we cannot guarantee that, upon a policy’s expiration, we will be able to renew the insurance on terms acceptable to us, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/ Apstar IIR was manufactured by SS/ L and has the same solar array configuration as two other 1300-class satellites manufactured by SS/ L that have experienced solar array failures. SS/ L believes that these failures are isolated events and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/ L believes that these anomalies will not affect Telstar 10/ Apstar IIR. The insurance coverage for Telstar 10/ Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. One other satellite owned by Loral Orion has the same solar array configuration as Telstar 10/ Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with the renewal of insurance for this satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on our consolidated financial position and results of operations. Some of our bondholders have questioned whether this limitation is in compliance with the insurance covenant in our indenture. We believe that we are in compliance with the covenant as properly interpreted. If, however, our bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against us on this matter, the maturity of our 10% senior notes could be accelerated.

We are faced with increased costs due to the recent trend in the insurance industry towards higher insurance premiums and shorter terms.

      We, like others in the satellite industry, are faced with significantly higher premiums on launch and in-orbit insurance, increasing thresholds in determining total losses for satellites in orbit and significantly shorter coverage periods than those that have been available in the past, which was due in part to the events of September 11, 2001. This development in the insurance industry has increased our cost of doing business. We intend to pass on some of the increased cost to our customers. There can be no assurance, however, that we will be able to do so. Insurance market conditions have historically been cyclical in nature. While we anticipate that these conditions will improve in the future, there can be no assurance that they will.

We compete for market share and customers; technological developments from competitors or others may reduce demand for our services.

      We face heavy competition in fixed satellite services from companies such as PanAmSat Corporation, SES Global and newly privatized organizations such as Intelsat and Eutelsat. Competition in this market may lower prices or result in reduced satellite fleet utilization, which may have an adverse effect on our consolidated financial position and our results of operations. We also face competition from fiber optic cable and other terrestrial delivery systems, which have a cost advantage in point-to-point applications. In addition, there is currently heightened competition among fixed satellite services providers as a result of an excess supply of transponders in the market, declining utilization by existing customers and lack of new customers entering the market. Moreover, we have recently experienced a higher rate of customer defaults than in previous years which trend, if it continues, will further increase the overcapacity in the market.

      As land-based telecommunications services expand, demand for some satellite-based services may be reduced. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways or through the use of incompatible standards. We also compete for local regulatory approval in places in which both we and a competitor may want to operate, and for scarce frequency assignments and fixed orbital positions.

Our business is regulated, causing uncertainty and additional costs.

      Our business is regulated by authorities in multiple jurisdictions, including the Federal Communications Commission, the International Telecommunication Union, or ITU, and the European Union. The following are some strategically important activities which are regulated and could be adversely affected by regulatory policies:

•	the operation of our business in the U.S. and foreign markets;

•	the launch of satellites; and

•	the international service offered by our business operations.

      Regulatory authorities in the various jurisdictions in which we operate can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for, the licenses which we need, and so increase our costs. The regulatory process also requires potentially costly negotiations with third parties operating or intending to operate satellites at or near orbital locations where we place our satellites so that the frequencies of those other satellites do not interfere with our own. For example, as part of our coordination effort on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. We also granted Eutelsat the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. Moreover, as part of this international coordination process, we continue to conduct discussions with various administrations regarding Telstar 12’s operations at 15 degrees W.L. If these discussions are not successful, Telstar 12’s useable capacity may be reduced. We cannot guarantee successful frequency coordination for our satellites.

      Failure to successfully coordinate our satellites’ frequencies or to resolve other required regulatory approvals could have an adverse effect on our consolidated financial position and our results of operations.

We face risks in conducting business internationally.

      For the year ended December 31, 2002, approximately 43% of our revenue was generated from customers located outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Almost all of our contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay us due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad where it could be difficult for us to enforce our rights.

Other Matters

The rights of holders of our 11.25% senior notes and 12.50% senior discount notes under their indentures have been substantially reduced.

      In December 2001, as part of our exchange offers, the indentures for our 11.25% senior notes and 12.50% senior discount notes were amended so as to remove substantially all of their operating restrictions and events of default.

The market for our 11.25% senior notes and 12.50% senior discount notes is limited.

      Because the exchange offers that we conducted in December 2001 resulted in the tender and exchange of substantially all of our 11.25% senior notes and 12.50% senior discount notes then outstanding, the market for the remaining notes is quite limited. Moreover, we cannot guarantee that these notes will continue to be rated in the future.

Item 2.	Properties

      Loral Orion does not own or lease office space. See Loral Skynet Agreements.

Item 3.	Legal Proceedings

      The Company is party to legal and regulatory proceedings incident to its business. The Company does not believe that there are any material legal proceedings pending or, to the knowledge of its management, threatened against, the Company or its subsidiaries that would have a material effect on its consolidated financial position or its results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      Omitted pursuant to General Instruction I of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      All of the Company’s outstanding common stock is owned, directly or indirectly, by Loral Space & Communications Corporation, a wholly owned subsidiary of Loral Space & Communications Ltd. (“Loral”). Therefore, there is no public trading market for the Company’s common stock. The Company has never paid dividends on its common stock. The Company’s indenture relating to its 10% senior notes obligations includes certain restrictions on the Company’s ability to pay dividends or make loans to its parent.

Item 6.	Selected Financial Data

      Omitted pursuant to General Instruction I of Form 10-K.

Item 7.	Management’s Narrative Analysis of Results of Operations

      Except for the historical information contained herein, the matters discussed in the following Management’s Narrative Analysis of Results of Operations of Loral Orion, Inc. (“Loral Orion” or the “Company”) are not historical facts, but are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company’s control. Some of the factors and conditions that could affect the outcome of forward-looking statements relate to (i) the Company’s financial structure, (ii) operational risks and (iii) other matters. For a detailed discussion of these factors and conditions, please refer to the section of this Annual Report on Form 10-K titled “Certain Factors that May Affect Future Results” beginning on page 4 and to the other periodic reports filed with the SEC by Loral Orion. In addition, the Company cautions you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. The Company undertakes no obligation to update any forward-looking statements.

General

      The principal business of Loral Orion is leasing transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”). Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral, manages the Company’s continuing operations.

      The Company operates in one segment, Fixed Satellite Services. On December 21, 2001, the Company, in connection with the exchange offers for its outstanding senior notes and senior discount notes, transferred its data services business to a subsidiary of Loral and has accounted for the former data business as a discontinued operation.

      The Company’s revenues from continuing operations are principally generated from long-term contracts or occasional use services for transmission capacity services.

      No restrictions exist on the ability of any of the subsidiaries of Loral Orion (“Subsidiary Guarantors”) other than inconsequential subsidiaries, to pay dividends or make other distributions to the Company, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

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

Depreciation

      Depreciation is provided for on the straight-line method for satellites over the estimated useful life of the satellite, which is determined by engineering analyses performed at the in-service date and re-evaluated periodically. A decrease in the useful life of a satellite would result in increased depreciation expense.

Receivables and Vendor Financing

      The Company is required to estimate the collectibility of its receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. The Company evaluates specific accounts when it becomes aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to the Company and re-evaluated periodically.

Taxation

      The Company is included in the U.S. federal income tax return of its parent company, Loral Space & Communications Corporation. Pursuant to annual tax sharing agreements with its parent, the Company is entitled to reimbursement for the parent’s use of the Company’s net operating losses. The Company has been credited with cumulative reimbursements of $48.6 million through December 31, 2002

      The Company uses the liability method in accounting for taxes whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income or loss. Deferred taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse.

      Realization of the net deferred tax assets is dependent on the Company’s ability to generate future taxable income and its utilization of tax planning strategies. The Company assesses the recoverability of its loss carryforwards and other deferred tax assets on a quarterly basis and, based upon this analysis, records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS No. 109. The Company will maintain the valuation allowance until sufficient positive evidence exists to support reversal of the reserve. When the Company determines that it will be able to realize all or part of the benefit from its deferred tax assets, reversal of the valuation allowance will increase income in the period such determination is made.

Contingencies

      Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The most important contingencies affecting our financial statements are detailed below under Operational Matters.

     Results of Operations

      In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization (“EBITDA”) as a measure of a segment’s profit or loss. The following discusses the results of Loral Orion for 2002, 2001 and 2000.

Operating Revenues from Continuing Operations (in millions):

	Years ended December 31,

	2002	2001	2000

Fixed Satellite Services	$109.7	$128.1	$108.7
Eliminations(1)	—	(19.2)	(25.3)

Operating revenues	$109.7	$108.9	$83.4

EBITDA(2) (in millions):

	Years ended December 31,

	2002	2001	2000

Fixed Satellite Services	$82.6	$104.6	$81.2
Eliminations(1)	—	(19.2)	(25.3)

EBITDA	$82.6	$85.4	$55.9

(1)	Represents sales to the Company’s discontinued operation (formerly the data business).

(2)	EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company’s operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

     Revenues from continuing operations for 2002, 2001 and 2000, were $109.7 million, $108.9 million and $83.4 million, respectively. The increase resulted from the inclusion of revenues from the Company’s former data services business in 2002, which were eliminated in 2001 and 2000 (see Exchange Offers), offset by reduced prices and volume resulting from the global economic downturn in 2002, which has caused a delay in the demand for new telecommunications applications and services. The increase for the prior year resulted from an increase in the number of transponders leased and higher revenue per transponder in 2001 as compared to the respective prior year, primarily resulting from the addition of two satellites to our fleet in the latter part of 1999 (see below).

      Cost of satellite services for continuing operations for 2002, 2001 and 2000, were $91.4 million, $107.2 million and $104.6 million, respectively. The decrease in 2002 as compared to 2001 and 2000 is primarily due to reduced goodwill amortization resulting from the Company’s adoption of SFAS No. 142 (see Accounting Pronouncements), slightly offset by increased insurance costs as a result of the Company renewing the insurance on one of its satellites after September 11, 2001.

      Selling, general and administrative expenses for continuing operations for 2002, 2001 and 2000, were $11.1 million, $10.8 million and $12.8 million, respectively. The increase in 2002 as compared to 2001 was primarily due to corporate management expenses allocated by Loral in 2002 (see Operational Matters), offset by a decrease in marketing, general and administrative expenses. The decrease in 2001 as compared to 2000 was primarily due to a reduction in marketing expenses.

      Interest income for continuing operations for 2002, 2001 and 2000, was $0.6 million, $0.7 million and $3.0 million, respectively. The decrease in 2001 as compared to 2000 was primarily due to a reduction in the balances held for investment.

      Interest expense for 2002, 2001 and 2000 was $13.0 million, $98.3 million and $97.2 million, respectively. The decrease in 2002 as compared to 2001 and 2000 was primarily due to the Company not recognizing any interest expense on it’s 10% senior notes since interest expense is fully offset by amortization of the deferred gain on the exchange offers and lower interest expense on the Company’s senior notes and senior discount notes that were exchanged for 10% senior notes in connection with the exchange offers completed in December 2001 (see Exchange Offers).

      During December 2001, the Company recognized a gain of $34.5 million, related to the Company’s debt exchanges (See Exchange Offers).

      The provision for income taxes from continuing operations for 2002, 2001 and 2000 was $16.0 million, $4.0 million and $0.9 million on a pre-tax loss of $5.1 million, $72.2 million and $128.2 million, respectively. The increase in 2002 as compared to 2001 and 2000 was primarily due to the additional tax expense, recorded during the fourth quarter of 2002, to provide a full reserve against the Company’s deferred tax asset.

      The financial data presented for the Company’s former data business has been presented as a discontinued operation and reflects the historical sales and expenses of the data services segment after elimination of intercompany transactions with FSS. Discontinued operations include revenue for the data services segment of $80.2 million and $103.8 million for the period January 1, 2001 to December 21, 2001 and the year ended December 31, 2000, respectively. See Note 5 to the consolidated financial statements.

Results by Operating Business

Fixed Satellite Services

      Segment revenues for 2002 were $109.7 million as compared to $128.1 million in 2001 and $108.7 in 2000. EBITDA on the same basis was $82.6 million in 2002, $104.6 million in 2001 and $81.2 million in 2000. The decreases in revenue and EBITDA in 2002 as compared to 2001 were primarily due to reduced prices and volume resulting from the global economic downturn in 2002, which has caused a delay in the demand for new telecommunications applications and services, offset by the inclusion of revenues from the Company’s former data services division in 2002, which were eliminated in 2001 and 2000 (see Exchange Offers). The increases in revenue and EBITDA in 2001 as compared to 2000 resulted from an increase in the number of transponders leased and higher revenue per transponder in 2001 as compared to 2000, primarily resulting from the addition of two satellites to our fleet in the latter part of 1999 (see below).

      At December 31, 2002, the Company had an external contracted backlog of approximately $453 million, as compared to $576 million at December 31, 2001. At December 31, 2002 contracted backlog was equivalent to approximately 4.25 times its 2002 revenues. The reduction in total contracted backlog resulted from contract terminations in the third and fourth quarters of 2001, as well as de-bookings arising largely from the restructuring of one customer contract in the second quarter of 2001, which reduced the length of the lease agreement from 13 years to eight. In this instance the Company received appropriate compensation in exchange for meeting its customer’s requirements and, accordingly, this de-booking did not have an adverse impact on results of operations in 2001, nor is it expected to have an adverse impact on near-term results of operations.

Operational Matters

      The Company had total long-term debt of $960 million, including current portion of $65 million, outstanding at December 31, 2002, most of which matures in 2006. In addition to its debt service requirements, the Company’s business is capital intensive and requires substantial investment. Much of this investment has already been incurred primarily to launch the Company’s three satellites. At December 31, 2002, the Company had incurred costs of approximately $18 million (of which it has paid $3 million) related to the construction of Telstar 18/Apstar V which it intends to launch in 2003. The Company will need to incur approximately $11 million of additional costs to complete the construction, launch and insure Telstar 18/Apstar V and an additional $58 million to acquire additional transponders in the future on Telstar 18/Apstar V over the second through fifth anniversaries of the launch.

      At December 31, 2002 the Company had a retained deficit of $1 billion and stockholder’s deficit of $399 million. The Company has generated (used) cash from operating activities of $90 million, $24 million and $(48) million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company believes its cash and net cash provided by operating activities will be adequate to meet its expected cash requirements through at least December 31, 2003. If the Company does not generate sufficient cash to satisfy its debt service and operating requirements, the Company may be required to seek alternative financing or postpone its planned satellite construction and launch plans. Current market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and there can be no assurances as to the availability of additional financing or whether the terms of such financing, if it is available, would be acceptable to the Company. In addition, a delay in the Company’s planned satellite construction and launch plans could impact the Company’s ability to achieve profitability.

      In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11’s footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of December 31, 2002, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

      Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, Loral Orion agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral Orion’s behalf. As part of this coordination effort, Loral Orion agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to those transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12’s operations at 15 degrees W.L. If these discussions are not successful, Telstar 12’s useable capacity may be reduced.

      Telstar 10/ Apstar IIR has experienced minor losses of power from its solar arrays. Although, to date, Telstar 10/ Apstar IIR has not experienced any degradation in performance, there can be no assurance that Telstar 10/ Apstar IIR will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/ Apstar IIR the loss occurred, and the number and type of uses being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of Telstar 10/ Apstar IIR could result in a loss of revenues and profits. Based upon information currently available, including design redundancies to accommodate small power losses and the fact that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on our consolidated financial position or our results of operations.

      While the Company has in the past, consistent with industry practice, typically obtained in-orbit insurance for our satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on terms acceptable to us, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/ Apstar IIR, manufactured by SS/ L has the same solar array configuration as two other 1300-class satellites manufactured by SS/ L that have experienced solar array failures. SS/ L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that these anomalies will affect Telstar 10/ Apstar IIR. The insurance coverage for Telstar 10/ Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. One other satellite owned by Loral Orion has the same solar array configuration as Telstar 10/ Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with the renewal of insurance for this satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on our consolidated financial position and results of operations. Some of Loral Orion’s bondholders have questioned whether this limitation is in compliance with the insurance covenant in the Loral Orion indenture. Loral Orion believes that it is in compliance with the covenant as properly interpreted. If, however, Loral Orion’s bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion’s 10% senior notes could be accelerated.

      On September 20, 2002, Loral Orion entered into an agreement with APT Satellite Company Limited (“APT”) pursuant to which Loral Orion will purchase a 50% interest in the Telstar 18/ Apstar V satellite, a satellite under construction by SS/ L for APT. Loral Orion’s aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the current estimated project cost of constructing, launching and insuring the Telstar 18/ Apstar V satellite, which purchase price will be adjusted if the actual project cost is greater or less than $230.2 million. In addition, Loral Orion has agreed to bear the cost of modifying the footprint of one of the Ku-band beams on the satellite. Telstar 18/ Apstar V will have a total of 54 transponders, comprised of 24 standard C-band transponders, 14 extended C-band transponders and 16 Ku-band transponders. Under this transaction, Loral Orion has agreed to purchase 12 standard C-band, 7 extended C-band and 8 Ku-band transponders on Telstar 18/ Apstar V, which capacity will be designated Telstar 18. Loral Orion will also have the option to enter into similar arrangements with APT on replacement satellites upon the end of life of Telstar 18/ Apstar V. To be located at 138 degrees East Longitude, Telstar 18/ Apstar V is currently scheduled to be launched in the third quarter of 2003 and will be capable of providing Ku-band voice, video and data services to China, India and East Asia, and broadbeam C-band services throughout the Asia-Pacific region, including Australia and Hawaii. To ensure a timely launch of Telstar 18/ Apstar V, Loral Orion, APT and SS/ L have agreed that a non-Chinese launch provider will be used.

      Pursuant to Loral Orion’s agreement with APT, Loral Orion will pay one-half the purchase price prior to launch for 13.5 transponders on the satellite. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral Orion’s condensed consolidated balance sheet as of December 31, 2002. Subject to certain acceleration rights on the part of Loral Orion, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral Orion as follows: on the second anniversary of the satellite’s in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite’s in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite’s in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral Orion upon its payments thereon. As a result of finalizing the Telstar 18/ Apstar V launch arrangements in March 2003, the Company agreed to take two fewer transponders without any corresponding change to the transponder cost borne by each of the parties. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 transponders on Telstar 18/Apstar V, together with a lease of an additional transponder for an approximate two year period from the Telstar 18/Apstar V in-service date.

      The Company, like others in the satellite industry, are faced with significantly higher premiums on launch and in-orbit insurance, increasing thresholds in determining total losses for satellites in orbit and significantly shorter coverage periods than those that have been available in the past, which was due in part to the events of September 11, 2001. This development in the insurance industry has increased our cost of doing business. The Company intends to pass on some of the increased cost to our customers. There can be no assurance, however, that the Company will be able to do so. Insurance market conditions have historically been cyclical in nature. While the Company anticipates that these conditions will improve in the future, there can be no assurance that they will.

      Beginning in 2002, Loral initiated the allocation of corporate management expenses to its individual subsidiaries and divisions, including $3.1 million to Loral Orion. The allocation of these expenses is computed with respect to Loral Orion in a manner consistent with Loral’s other subsidiaries and divisions, using a fixed formula based on three factors: employee payroll, revenues and assets.

Exchange Offers

      On December 21, 2001, Loral Orion completed exchange offers by issuing $613 million principal amount of new senior notes due 2006 guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due in 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new note holders 6.04 million five-year warrants to purchase Loral common stock at a price of $2.37 per share. The warrants were valued at $6.7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term, and is reflected in capital in excess of par value on the consolidated balance sheet. After the exchange offers, principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates.

      The interest rate on the senior notes is 10%, a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion’s annual cash interest payments will be reduced by approximately $39 million. Under accounting principles generally accepted in the United States dealing with debt restructurings, the Company recorded a gain of $34.5 million on the exchange, after expenses of $5 million. The carrying value of the 10% senior notes on the balance sheet is $858 million, although the actual principal amount of the 10% senior notes is $613 million. The difference between this carrying value and the actual principal amount of the 10% senior notes is being amortized over the life of the 10% senior notes, fully offsetting interest expense through maturity of the 10% senior notes. The indenture relating to the 10% senior notes contains limitations on Loral Orion and its subsidiaries, including, without limitation, restrictions on Loral Orion’s ability to pay dividends or make loans to Loral.

      In connection with the completion of the Company’s debt exchange offers in December 2001, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion which ranked pari passu to the senior debt in exchange for the transfer of Loral Orion’s data services business (see Note 9 to the consolidated financial statements) and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion’s new 10% senior notes. Loral Orion’s data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name Loral Cyberstar, Inc. As of December 31, 2002, the balance of the note was $31.5 million, including accrued interest.

Accounting Pronouncements

SFAS 142

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples and future discounted cash flows.

      In accordance with SFAS 142, the Company’s previously recognized cost in excess of net assets acquired (“goodwill”) of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1, 2002. The Company hired professionals in the valuation consulting business to determine the fair value of the Company. Since there were no quoted market prices in active markets for the Company, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company trading multiples. Based on the fair values concluded on by those professionals, management determined that the Company’s goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million.

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS 142.

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the years ended December 31, 2001 and 2000 (in thousands):

	2001		2000

	Actual	As Adjusted	Actual	As Adjusted

Reported loss from continuing operations	$(76,170)	$(76,170)	$(129,117)	$(129,117)
Add back amortization of goodwill	—	15,508	—	15,509

Loss from continuing operations	(76,170)	(60,662)	(129,117)	(113,608)
Loss from operations of discontinued operations, net of taxes	(12,087)	(12,087)	(8,301)	(8,301)

Net loss	$(88,257)	$(72,749)	$(137,418)	$(121,909)

SFAS 143

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company believes that there will be no effect on its consolidated results of operations or its financial position upon the adoption of SFAS 143.

SFAS 144

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company has determined that there was no effect on the Company’s consolidated financial position or results of operations relating to the adoption of SFAS 144 on January 1, 2002.

SFAS 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. In the fourth quarter of 2002, the Company adopted the provisions of SFAS 145 and reclassified the previously recorded extraordinary gain on its exchanges in 2001 to gain on debt exchanges in its consolidated statement of operations (see Exchange Offers).

SFAS 146

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”),Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company is currently evaluating the recognition provisions of FIN 45.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Interest

      As of December 31, 2002, all of the Company’s outstanding debt had fixed interest rates.

      As of December 31, 2002, the carrying value of the Company’s long-term debt was $960 million and the fair value of such debt was $273 million. The fair value of the Company’s long-term debt is primarily based on quoted market prices. Approximately $245 million of the difference between the carrying amount and the fair value of the Company’s long-term debt as of December 31, 2002 is attributable to the accounting for the Company’s exchange offers completed in 2001. The table below provides information about the carrying amount of the Company’s long-term debt obligations by fiscal year of maturity (in thousands).

	For the Years Ended December 31,

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$64,727	$64,899	$65,296	$678,443	$86,191	$—
Weighted average fixed interest rate	1.28%	1.32%	1.37%	1.42%	11.97%

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Stockholder of Loral Orion, Inc.:

      We have audited the accompanying consolidated balance sheets of Loral Orion, Inc. (formerly Loral CyberStar, Inc.) and its subsidiaries a wholly owned subsidiary of Loral Space & Communications Corporation, as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholder’s (deficit) equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loral Orion, Inc. and its subsidiaries as of December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As discussed in Note 2 to the consolidated financial statements, effective December 31, 2002, the Company changed its method of accounting for gains on extinguishment of debt to adopt the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

DELOITTE & TOUCHE LLP

San Jose, California
March 31, 2003

LORAL ORION, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Loral Space & Communications Corporation)

CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$42,964	$19,399
Accounts receivable, net	7,615	13,568
Prepaid expenses and other current assets	13,213	11,204
Due from Loral companies	57,477	39,469

Total current assets	121,269	83,640
Satellites and related equipment, net	524,699	579,910
Cost in excess of net assets acquired, net	—	562,201
Deferred tax assets	—	32,130
Other assets, net	17,318	21,668

Total assets	$663,286	$1,279,549

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$64,727	$49,449
Accounts payable	2,387	3,390
Customer advances	3,731	7,034
Due to Loral companies	51,623	34,664
Interest payable	4,700	1,889

Total current liabilities	127,168	96,426
Customer advances	8,765	9,521
Long-term debt	894,829	959,555
Note payable to Loral SpaceCom	31,540	29,700
Commitments and contingencies (Note 4)
Stockholder’s (deficit) equity:
Common stock, $.01 par value; 1,000 shares authorized; 100 shares outstanding at December 31, 2002 and 2001	—	—
Paid-in capital	604,166	604,166
Retained deficit	(1,003,182)	(419,819)

Total stockholder’s (deficit) equity	(399,016)	184,347

Total liabilities and stockholder’s (deficit) equity	$663,286	$1,279,549

See notes to consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Loral Space & Communications Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years ended December 31,

	2002	2001	2000

Revenues from satellite services	$109,739	$108,945	$83,384
Operating expenses:
Cost of satellite services	91,415	107,185	104,641
Selling, general and administrative expenses	11,053	10,796	12,827

Income (loss) from operations	7,271	(9,036)	(34,084)
Interest income	631	653	3,041
Interest expense	(13,013)	(98,339)	(97,164)
Gain on debt exchanges	—	34,541	—

Loss before income taxes, cumulative effect of change in accounting principle and discontinued operations	(5,111)	(72,181)	(128,207)
Income tax expense	(16,051)	(3,989)	(910)

Loss before cumulative effect of change in accounting principle and discontinued operations	(21,162)	(76,170)	(129,117)
Cumulative effect of change in accounting principle (Note 3)	(562,201)	—	—

Loss from continuing operations	(583,363)	(76,170)	(129,117)
Loss from operations of discontinued operations, net of tax provision (Note 2)	—	(12,087)	(8,301)

Net loss	$(583,363)	$(88,257)	$(137,418)

See notes to consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Loral Space & Communications Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

(in thousands)

					Total
	Common	Paid-in	Retained	Unearned	Stockholder’s
	Stock	Capital	Deficit	Compensation	(Deficit) Equity

Balance at January 1, 2000	$—	$544,176	$(194,144)	$(1,804)	$348,228
Amortization of unearned compensation		—	—	815	815
Stock option forfeitures		(989)	—	989	—
Loral Space and Communications capital contribution		45,010	—	—	45,010
Net loss		—	(137,418)	—	—
Comprehensive loss		—	—	—	(137,418)

Balance at December 31, 2000		588,197	(331,562)	—	256,635
Loral Space and Communications capital contributions		9,249	—	—	9,249
Loral warrants issued in connection with debt exchanges, net of expenses		6,720	—	—	6,720
Net loss		—	(88,257)	—	—
Comprehensive loss		—	—	—	(88,257)

Balance at December 31, 2001		604,166	(419,819)	—	184,347
Net loss		—	(583,363)	—	—
Comprehensive loss		—	—	—	(583,363)

Balance at December 31, 2002	$—	$604,166	$(1,003,182)	$—	$(399,016)

See notes to consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Loral Space & Communications Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,

	2002	2001	2000

Operating Activities
Loss from continuing operations	$(583,363)	$(76,170)	$(129,117)
Non-cash items:
Gain on debt exchanges	—	(34,541)	—
Cumulative effect of change in accounting principle	562,201	—	—
Deferred income tax provision	32,130	12,852	4,241
Depreciation and amortization	75,292	94,005	89,976
Non-cash interest expense, net	503	39,609	37,074
Interest earned on restricted cash	—	—	(3,518)
Changes in operating assets and liabilities:
Accounts receivable, net	5,953	(11)	(4,362)
Prepaid expenses and other current assets	(4,057)	(5,634)	2,835
Other assets	4,350	(3,217)	1,062
Accounts payable and interest payable	1,808	(8,011)	2,786
Customer advances	(4,059)	7,039	2,485
Due (to) from Loral companies	(1,049)	(1,667)	(51,690)

Net cash provided by (used in) operating activities	89,709	24,254	(48,228)

Net cash provided by (used in) discontinued operations	—	24,183	(43,482)

Investing Activities
Capital expenditures	(18,033)	(579)	(182,095)
Increase in restricted and segregated assets	—	—	(64)
Use and transfers from restricted and segregated cash	—	—	190,898

Net cash (used in) provided by investing activities	(18,033)	(579)	8,739

Financing Activities
Interest payments on 10% senior notes	(45,952)	—	—
Payment of satellite incentive obligation	(2,159)	(2,331)	(280)
Increase (decrease) in note payable to Loral SpaceCom	—	(28,166)	35,752
Proceeds from sale of orbital slots to Loral, net	—	—	34,260
Equity contributed by Loral	—	2,700	10,750
Repayment of notes payable	—	(664)	(1,398)

Net cash (used in) provided by financing activities	(48,111)	(28,461)	79,084

Net increase (decrease) in cash and cash equivalents	23,565	19,397	(3,887)
Cash and cash equivalents at beginning of period	19,399	2	3,889

Cash and cash equivalents at end of period	$42,964	$19,399	$2

Non-cash activities:
Exchange of senior notes and senior discount notes for new 10% senior notes and 6.04 million Loral warrants		$910,600

Exchange of data services business for reduction in note payable to Loral SpaceCom		$50,000

Supplemental information:
Interest paid, net of capitalized interest	$51,256	$57,602	$51,879

Taxes paid	$206	$43	$134

See notes to consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

      The principal business of Loral Orion, Inc. (the “Company” or “Loral Orion”), is providing fixed satellite services, including video distribution and other satellite transmission services by leasing transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”). Loral Skynet, a division of Loral SpaceCom Corporation, which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. (“Loral”), manages the Company’s business. The Company operates in one business segment, Fixed Satellite Services (“FSS”). On December 21, 2001, the Company, in connection with an exchange offer for its outstanding senior notes and senior discount notes (notes 5 and 9), transferred its data services business to a subsidiary of Loral.

2.	Summary of Significant Accounting Policies

Consolidation Policy

      The consolidated financial statements include the accounts of Loral Orion and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

     Risks and Uncertainties

      The Company had total long-term debt of $960 million, including current portion of $65 million, outstanding at December 31, 2002, most of which matures in 2006. In addition to its debt service requirements, the Company’s business is capital intensive and requires substantial investment. Much of this investment has already been incurred primarily to launch the Company’s three satellites. At December 31, 2002, the Company had incurred costs of approximately $18 million (of which it has paid $3 million) related to the construction of Telstar 18/Apstar V which it intends to launch in 2003. The Company will need to incur approximately $11 million of additional costs to complete the construction, launch and insure Telstar 18/Apstar V and an additional $58 million to acquire additional transponders in the future on Telstar 18/Apstar V over the second through fifth anniversaries of the launch.

      At December 31, 2002 the Company had a retained deficit of $1 billion and stockholder’s deficit of $399 million. The Company has generated (used) cash from operating activities of $90 million, $24 million and $(48) million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company believes its cash and net cash provided by operating activities will be adequate to meet its expected cash requirements through at least December 31, 2003. If the Company does not generate sufficient cash to satisfy its debt service and operating requirements, the Company may be required to seek alternative financing or postpone its planned satellite construction and launch plans. Current market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and there can be no assurances as to the availability of additional financing or whether the terms of such financing, if it is available, would be acceptable to the Company. In addition, a delay in the Company’s planned satellite construction and launch plans could impact the Company’s ability to achieve profitability.

     Cash and Cash Equivalents

      Loral Orion considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

     Concentration of Credit Risk

      Financial instruments which potentially subject Loral Orion to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with high-credit-quality financial institutions. The company does not require collateral against its receivables; however, management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to the Company’s current customer base.

      As of December 31, 2002 and 2001, accounts receivable was reduced by an allowance for doubtful accounts of $1.0 million and $1.3 million, respectively.

     Satellites and Related Equipment

      Satellites and related equipment consist of the following (in thousands):

	December 31,

	2002	2001

Satellites and related equipment, including satellite transponder rights of $273 million	$796,118	$796,118
Satellite under construction	18,057	—

Total satellite and related equipment	814,175	796,118

Less accumulated depreciation and amortization	(289,476)	(216,208)

Total satellite and related equipment, net	$524,699	$579,910

      Satellites and related equipment is recorded at cost. Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $73.3 million, $76.2 million, and $71.4 million, respectively. Accumulated depreciation and amortization at December 31, 2002 and 2001 includes $68.5 million and $47.5 million, respectively, related to the Company’s rights to transponders for the remaining life of Telstar 10/ Apstar IIR. Depreciation expense is calculated using the straight-line method over the estimated original useful lives of 10.5 to 16.5 years.

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

      In September, 1999, Loral Orion purchased from APT Satellite Company Limited (“APT”) for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/ Apstar IIR satellite. Loral Orion has full use of the transponders for the remaining life of Telstar 10/ Apstar IIR.

      On September 20, 2002, Loral Orion entered into an agreement with APT Satellite Company Limited (“APT”) pursuant to which Loral Orion will purchase a 50% interest in the Telstar 18/ Apstar V satellite, a satellite under construction by Space Systems/Loral (“SS/L”) for APT. Loral Orion’s aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the current estimated project

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

cost of constructing, launching and insuring the Telstar 18/ Apstar V satellite, which purchase price will be adjusted if the actual project cost should be greater or less than $230.2 million. In addition, Loral Orion has agreed to bear the cost of modifying the footprint of one of the Ku-band beams on the satellite. Pursuant to Loral Orion’s agreement with APT, Loral Orion will pay one-half the purchase price prior to launch for 13.5 transponders on the satellite. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral Orion’s condensed consolidated balance sheet as of December 31, 2002. Subject to certain acceleration rights on the part of Loral Orion, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral Orion as follows: on the second anniversary of the satellite’s in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite’s in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite’s in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral Orion upon its payment thereon. As a result of finalizing the Telstar 18/ Apstar V launch arrangements in March 2003, Loral Orion agreed to take two fewer transponders without any corresponding change to the transponder cost borne by each of the parties. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 transponders on Telstar 18/Apstar V, together with a lease of an additional transponder for an approximate two year period from the Telstar 18/Apstar V in-service date.

      Satellites in-orbit are either leased by customers or held for lease by the Company. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity on satellites in-orbit as of December 31, 2002 are as follows (in thousands):

2003	$71,476
2004	57,747
2005	52,952
2006	47,650
2007	44,585
Thereafter	178,405

$452,815

     Revenue Recognition

      The Company provides satellite capacity under lease agreements that generally provide for the use of satellite transponders and, in certain cases, earth stations for periods generally ranging from one year to the end of life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues under contracts that include fixed lease payment increases are recognized on a straight-line basis over the life of the lease.

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

     Income Taxes

      The benefit (provision) for income taxes on the loss before income taxes and discontinued operations differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

	Year ended December 31,

	2002	2001	2000

Tax benefit at U.S. Statutory Rate of 35%	$1,789	$25,263	$44,872
Interest on senior notes	(117)	(1,061)	(938)
Non-U.S. income taxed at lower rates	(205)	—	—
Permanent adjustments which change statutory amounts:
Non-deductible amortization of cost in excess of net assets acquired	—	(5,428)	(5,428)
Change in valuation allowance	(17,518)	(22,763)	(39,416)

Net income tax benefit (provision)	$(16,051)	$(3,989)	$(910)

      At December 31, 2002, the Company had approximately $419 million in net operating loss carryforwards which expire at varying dates from 2011 through 2022. The Company is included in the U.S. federal income tax return of its parent company, Loral Space & Communications Corporation. Pursuant to annual tax sharing agreements with its parent, the Company is entitled to reimbursement for the parent’s use of the Company’s net operating losses. The Company has been credited with cumulative reimbursements of $48.6 million through December 31, 2002.

      The Company assesses the recoverability of its loss carryforwards and other deferred tax assets and based upon this analysis, records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS No. 109. During the fourth quarter of 2002, management concluded that, due to insufficient positive evidence substantiating recoverability, the valuation allowance should be increased to a balance of $177.4 million, thereby fully reserving the Company’s deferred tax asset. During the current year, the valuation allowance was increased by $17.5 million, which was charged to the 2002 results, and decreased by $10.2 million, which was applied directly against the deferred tax asset. The valuation allowance was $170 million at December 31, 2001 and $175 million at December 31, 2000.

      The Company will maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the reserve. When the Company determines that it will be able to realize its deferred tax asset, an adjustment to the valuation allowance will increase income in the period such determination is made.

      For the year ended December 31, 2002, the Company recorded a current income tax benefit of $16.3 million related to the tax sharing agreement, a current foreign tax provision of $0.2 million and a deferred tax provision (including valuation allowance) of $32.1 million, resulting in a net tax provision of $16.1 million.

      For the year ended December 31, 2001, the Company recorded a current income tax benefit of $8.9 million related to the tax sharing agreement and a deferred tax provision of $12.9 million, resulting in a net tax provision of $4.0 million. The tax provision for 2001 excluded a current tax benefit of $0.1 million under the tax sharing agreement and a current foreign tax provision of $1.1 million related to discontinued operations.

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

      For the year ended December 31, 2000, the Company recorded a current income tax benefit of $3.3 million related to the tax sharing agreement and a deferred tax provision of $4.2 million, resulting in a net tax provision of $0.9 million. The net tax provision for 2000 excluded a current foreign tax provision of $0.2 million related to discontinued operations.

      The Company recognizes deferred taxes for the expected future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting using statutory tax rates in effect for the year during which the differences are expected to reverse.

      Following is a summary of the components of the net deferred income tax asset at December 31, 2002 and 2001 (in thousands):

	December 31,

	2002	2001

Net operating loss carryforwards	$100,784	$79,096
Premium on Senior Notes	157,042	191,121
Amortization of intangibles	(9,746)	(1,716)
Depreciation	(74,258)	(69,302)
Other	3,550	3,007

Subtotal	177,372	202,206
Less valuation allowance	(177,372)	(170,076)

Net deferred income tax asset	$—	$32,130

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reported for the period. Significant estimates include the estimated useful lives of the Company’s satellites and, prior to 2002, the amortization period of costs in excess of net assets acquired. Actual results could differ from those estimates.

Comprehensive Loss

      During the periods presented, comprehensive loss from continuing operations was the same as net loss. Cumulative translation losses attributable to discontinued operations were $0.4 million and $0.6 million in 2001 and 2000 respectively.

New Accounting Pronouncements

SFAS 143

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

required to adopt SFAS 143 on January 1, 2003. The Company believes that there will be no effect on its consolidated results of operations or its financial position upon the adoption of SFAS 143.

SFAS 144

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company has determined that there was no effect on the Company’s consolidated financial position or results of operations relating to the adoption of SFAS 144 on January 1, 2002.

SFAS 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. In the fourth quarter of 2002, the Company adopted the provisions of SFAS 145 and reclassified the previously recorded extraordinary gain on its exchanges in 2001 to gain on debt exchanges in its consolidated statement of operations (see Exchange Offers).

          SFAS 146

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”),Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company is currently evaluating the recognition provisions of FIN 45.

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, the Company’s historical consolidated balance sheets, statements of operations and cash flows have been restated to account for the data services segment as a discontinued operation (see Note 9).

3.	Accounting for Goodwill and Other Acquired Intangible Assets

      In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with a net carrying value of approximately $562 million at the date of adoption and annual amortization of approximately $16 million that resulted from business combinations completed prior to the adoption of SFAS 141. Based on management’s preliminary evaluation under the new transitional impairment test in SFAS 142, the Company expects to record a non-cash charge in the first quarter of 2002 to write-off a portion or all of its goodwill. Any transitional impairment loss will be recognized as a change in accounting principle.

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples and future discounted cash flows.

Goodwill

      In accordance with SFAS 142, the Company’s previously recognized cost in excess of net assets acquired (“goodwill”) of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1, 2002. The Company hired professionals in the valuation consulting business to determine the fair value of the Company.

      Since there were no quoted market prices in active markets for the Company, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accounting for Goodwill and Other Acquired Intangible Assets — (Continued)

trading multiples. Based on the fair values concluded on by those professionals, management determined that the Company’s goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million.

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17 to the fair value approach which is stipulated in SFAS 142.

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the years ended December 31, 2001 and 2000 (in thousands):

	2001		2000

	Actual	As Adjusted	Actual	As Adjusted

Reported loss from continuing operations	$(76,170)	$(76,170)	$(129,117)	$(129,117)
Add back amortization of goodwill	—	15,508	—	15,509

Loss from continuing operations	(76,170)	(60,662)	(129,117)	(113,608)
Loss from operations of discontinued operations, net of taxes	(12,087)	(12,087)	(8,301)	(8,301)

Net loss	$(88,257)	$(72,749)	$(137,418)	$(121,909)

Other Acquired Intangible Assets

      The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary. Other acquired intangible assets are included in other assets in the Company’s condensed consolidated balance sheets and were as follows at December 31, 2002 and December 31, 2001 (in millions):

	December 31, 2002		December 31, 2001

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relations	$7.0	$(4.5)	$7.0	$(3.6)
Trademarks	6.0	(3.9)	6.0	(3.0)
Regulatory	2.5	(1.4)	2.5	(1.2)

Total	$15.5	$(9.8)	$15.5	$(7.8)

      As of December 31, 2002, the weighted average remaining amortization period for customer relations and trademarks was two and a half years and for regulatory fees was seven and a half years.

      Total amortization expense for other acquired intangible assets for the years ended December 31, 2002, 2001 and 2000 was $2.0 million, $2.2 million and $3.0 million, respectively. Annual amortization expense for other acquired intangible assets for the five years ending December 31, 2007 is estimated to be as follows (in millions):

2003	$2.0
2004	2.0
2005	1.2
2006	0.5
2007	—

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Commitments and Contingencies

      In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11’s footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of December 31, 2002, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

      Telstar 12 was launched in October 1999 into 15 degrees W.L., and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral Orion reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral Orion’s behalf. As part of this coordination effort Loral Orion agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and has retained risk of loss. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, the Company continues to conduct discussions with various administrations regarding Telstar 12’s operations at 15 degrees W.L. If these discussions are not successful, Telstar 12’s useable capacity may be reduced.

      Telstar 10/Apstar IIR has experienced minor losses of power from its solar arrays. Although, to date, Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that Telstar 10/Apstar IIR will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred, and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of Telstar 10/Apstar IIR could result in a loss of revenues and profits. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on our consolidated financial position or results of operations.

      While the Company has in the past, consistent with industry practice and the requirements of our indenture, typically obtained in-orbit insurance for our satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on terms acceptable to us, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. One other satellite owned by Loral Orion has the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with the renewal of insurance for this satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on our consolidated financial position and results of operations. Some of Loral Orion’s bondholders have questioned whether this limitation is in compliance with the insurance covenant in the Loral

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Commitments and Contingencies — (Continued)

Orion indenture. Loral Orion believes that it is in compliance with the covenant as properly interpreted. If, however, Loral Orion’s bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion’s 10% senior notes could be accelerated.

      The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

5.	Long-Term Debt

      Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2002	2001

10.00% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	245,080	291,034
11.25% senior notes due 2007 (principal amount $37 million)	39,762	40,385
12.50% senior discount notes due 2007 (principal amount at maturity and accreted principal amounted to $49 million)	53,982	54,696
Satellite incentive obligations	8,028	10,185

Total debt	959,556	1,009,004
Less, current portion	64,727	49,449

Long-term debt	$894,829	$959,555

      Aggregate annual maturities of the carrying value of long-term debt, including unamortized deferred amounts on senior notes, consist of the following (in thousands):

2003	$64,727
2004	64,899
2005	65,296
2006	678,443
2007	86,191

$959,556

      On December 21, 2001, Loral Orion completed exchange offers by issuing $613 million principal amount of 10% senior notes due 2006 guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due in 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the 10% senior note holders 6.04 million five-year warrants to purchase Loral common stock at a price of $2.37 per share. The warrants were valued at $6.7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term, and is reflected in capital in excess of par value on the consolidated balance sheet. After the exchange offers, principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates.

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt — (Continued)

      The interest rate on the 10% senior notes is a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion’s annual cash interest payments will be reduced by approximately $39 million. Under accounting principles generally accepted in the United States dealing with debt restructurings, the Company recorded a gain of $34.5 million on the exchange, after expenses of $5 million. The carrying value of the 10% senior notes on the balance sheet is $858 million, although the actual principal amount of the 10% senior notes is $613 million. The difference between this carrying value and the actual principal amount of the 10% senior notes is being amortized over the life of the 10% senior notes, fully offsetting interest expense through maturity of the 10% senior notes. The indenture relating to the 10% senior notes contains limitations on Loral Orion and its subsidiaries, including, without limitation, restrictions on Loral Orion’s ability to pay dividends or make loans to Loral.

      In connection with the completion of the Company’s debt exchange offers in December 2001, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion which ranked pari passu to the senior debt in exchange for the transfer of Loral Orion’s data services business (see Note 9) and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion’s new 10% senior notes. Loral Orion’s data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name Loral Cyberstar, Inc. As of December 31, 2002 and 2001, the balance of the note was $31.5 million, including accrued interest and $29.7 million, respectively.

      The Loral Orion senior notes are due in 2007 and pay interest semi-annually on January 15 and July 15 of each year. The senior discount notes are due in 2007 and pay interest semi-annually commencing on July 15, 2002. Along with the original issuance of each senior note and senior discount note, one warrant was originally issued to purchase shares of common stock. In connection with the Merger, each warrant was converted so that it could purchase shares of Loral common stock. As of December 31, 2002, exercisable warrants for 68,045 shares of Loral common stock at an exercise price of $0.02 per share under the Loral Orion senior notes and 126,359 shares of Loral common stock at an exercise price of $0.03 per share under the Loral Orion senior discount notes are yet to be exercised.

      In connection with the acquisition of the Company by Loral, the carrying value of the senior notes and senior discount notes were increased to reflect a fair value adjustment based on quoted market prices at the date of acquisition. Such adjustment resulted in effective interest rates of 8.69% and 9.69% on the senior notes and senior discount notes, respectively, through maturity.

      Loral and Loral Asia Pacific Satellite (HK) Limited (“Loral HK Sub”) have unconditionally guaranteed, and the Company’s future restricted subsidiaries will unconditionally guarantee, the 10% senior notes, on a joint and several basis. Loral HK Sub continues to provide a guarantee to the senior notes and senior discount notes that remain outstanding. No restrictions exist on the ability of Loral HK Sub and the Company’s future restricted subsidiaries, to pay dividends or make other distributions to Loral Orion, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws).

      Satellite Incentive Obligations — The obligations relating to satellite performance have been recorded at the present value (discounted at 12 percent, the Company’s estimated incremental borrowing rate for unsecured financing at the date of the obligations)of the required payments through 2007.

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Fair Values of Financial Instruments

      Other than amounts due under the New Senior Notes, senior notes and senior discount notes, the Company believes that the carrying amounts reported in the balance sheets of its other financial assets and liabilities approximates their fair value at December 31, 2002 and 2001. The fair value of the Company’s 10% senior notes, senior notes and senior discount notes was estimated based on quoted market prices, and at December 31, 2002 was approximately $273 million and at December 31, 2001 was approximately $452 million.

7.	Segment

      The Company operates in one business segment, Fixed Satellite Services (see Note 1). The Company has presented the results of its previously reported data services business as a discontinued operation (see Notes 5 and 9). In evaluating financial performance, management uses revenue and operating income (loss) before depreciation and amortization (“EBITDA”) as the measure of profit or loss. Revenues before elimination of intercompany revenues from its discontinued operations and other eliminations totaled $109.7 million, $128.7 million and $109.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. EBITDA on the same basis totaled $82.6 million; $105.2 million and $81.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company’s operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

      With the exception of the Company’s satellites in orbit, the Company’s long-lived assets are primarily located in the United States.

      The following summarizes the Company’s domestic and foreign revenues (in thousands):

	Year ended December 31,

	2002	2001	2000

United States	$62,291	$61,216	$46,157
Taiwan	10,927	9,537	—
The Netherlands	9,160	9,239	6,284
China	6,251	7,511	12,886
Singapore	4,496	6,139	5,861
Germany	6,762	5,781	3,660
United Kingdom	5,024	4,133	3,898
Other foreign	4,828	5,389	4,638

Total revenue	$109,739	$108,945	$83,384

      U.S. revenues for 2002, include $8.9 million to affiliated companies.

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions

      Due (to) from Loral companies consist of the following (in thousands):

	December 31,	December 31,
	2002	2001

Loral Space and Communications Corporation	$48,672	$39,016
Loral Cyberstar, Inc.	8,805	374
Loral SpaceCom Corporation	(28,877)	(33,319)
Loral Skynet	(7,854)	(1,336)
SS/L	(14,892)	(9)
CyberStar L.P.	—	79

	$5,854	$4,805

      Pursuant to the tax sharing agreements entered into each year between Loral Orion and Loral Space & Communications Corporation, Loral Space & Communications Corporation has agreed to reimburse Loral Orion for the use of its tax losses to the extent such losses provide a tax benefit to Loral Space & Communications Corporation; otherwise, Loral Orion has agreed to pay its separate company tax liability to Loral Space & Communications Corporation. As of December 31, 2002 and 2001, Loral Orion has a receivable from Loral Space & Communications Corporation of $48.6 million and $32.3 million, respectively, relating to the tax sharing agreements.

      Loral Orion and Loral Skynet have entered into agreements (the “Loral Skynet Agreements”) effective January 1, 1999, whereby Loral Skynet provides to Loral Orion (i) marketing and sales of satellite capacity services on the Loral Orion satellite network and related billing and administration of customer contracts for those services (the “Sales Services”) and (ii) telemetry, tracking and control services for the Loral Orion satellite network (the “Technical Services”, and together with the Sales Services, the “Services”). Loral Orion is charged Loral Skynet’s costs for providing these services plus a 5 percent administrative fee, which amounted to $9.5 million in 2002, $9.1 million for 2001 and $21.4 million for 2000.

      Space Systems/Loral (“SS/L”), a subsidiary of Loral SpaceCom, built the Company’s Telstar 12 satellite that was launched in October 1999. The Company made payments to SS/L during 2001 and 2000 totaling approximately $8.1 million and $9.8 million, respectively, for construction, launch and insurance costs. In addition, the Company made payments to SS/L for the construction of the APSTAR-V satellite in the amount of $2.9 million in 2002 (see Note 2).

      In December 1999, in connection with a contractual arrangement between SS/L and one of SS/L’s customers, Loral Orion agreed to lease to SS/L the capacity of three transponders on Telstar 10/ Apstar IIR through the end of its life. Under this arrangement, Loral Orion recorded revenue of $4.2 million in both 2002 and 2001 and $4.4 million in 2000, respectively. Under another arrangement with SS/L, Loral Orion recorded revenue of $2.5 million in 2001 related to transponder capacity for another customer.

      On March 24, 2000, Loral Orion entered into an agreement with a subsidiary of Loral to assign to the Loral subsidiary, pending regulatory approval, its Ka-band orbital slots located at 89 degrees N.L., 81 degrees W.L., 78 degrees E.L. and 47 degrees W.L. In connection this transaction, Loral Orion also agreed to transfer to the Loral subsidiary all agreements, including satellite construction contracts, related to such slots. The total purchase price for the slots and these agreements was $36.5 million, which was applied by Loral Orion toward the last installment payment on Telstar 10/Apstar IIR In connection with the sale, the Company recorded a gain of $34.5 million. Since the sale was to a subsidiary of Loral, the gain was credited directly to equity. This assignment was approved by the Federal Communications Commission on December 11, 2000.

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Discontinued Operations

      The historical consolidated balance sheet, statements of operations and cash flows reflects the data services business as a discontinued operation. The financial data presented for the Company’s data services business reflects the historical sales and expenses of the data services segment after elimination of intercompany transactions with FSS. Discontinued operations include revenue for the data services segment of $80.2 million and $103.8 million for the period January 1, 2001 to December 21, 2001 and the year ended December 31, 2000, respectively. The data services business began leasing transponder capacity from Loral Skynet in 2000. Amounts incurred for transponder capacity leased from Loral Skynet totaled $3.0 million and $4.5 million in 2001 and 2000 respectively, and are included in the results of discontinued operations (see Note 2).

10.     Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries

      In December 2001, Loral Orion (the “Parent Company”) issued New Senior Notes in an exchange offer (see Note 5) which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and one of its wholly-owned subsidiaries (the “Guarantor Subsidiary”) and Loral (“Issuer’s Parent”). The Company’s remaining original senior notes and senior discount notes are fully and unconditionally guaranteed on a joint and several basis by the Parent Company, the Guarantor subsidiary and substantially all of the other wholly-owned subsidiaries in existence through December 21, 2001 (the “Other Subsidiaries”).

      Presented below is condensed consolidating financial information for the Parent Company, Issuer’s Parent, the Guarantor Subsidiary and the Other Subsidiaries for the years ended December 31, 2002, 2001 and 2000. The Other Subsidiaries were part of the Company’s data services segment which was transferred on December 21, 2001 to a subsidiary of Loral (see Note 5) and have been accounted for as a discontinued operation. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Issuer’s Parent, Guarantor Subsidiary and Other Subsidiaries.

      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiary and the Other Subsidiaries using the equity method of accounting. The Company’s significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the intercompany payables and receivables between its subsidiaries. The note payable due to Loral SpaceCom, bears interest at 10% per annum. All principal and interest is due at maturity on July 30, 2006.

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

LORAL ORION, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002
(in thousands)

	Parent	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$42,964	$1,514	$—	$—	$(1,514)	$42,964
Accounts receivable, net	7,477	—	138	—	—	7,615
Prepaid expenses and other current assets	5,540	823	8,584	—	(1,734)	13,213

Total current assets	55,981	2,337	8,722	—	(3,248)	63,792
Property, plant and equipment, net	319,998	—	204,701	—	—	524,699
Note (payable) receivable from unconsolidated subsidiary	(31,540)	157,500	—	—	(157,500)	(31,540)
Due to (from) unconsolidated subsidiaries	(97,652)	36,448	107,917	—	(40,859)	5,854
Investments in unconsolidated subsidiaries	304,590	(20,185)	(271,698)	—	(12,707)	—
Investments in and advances to affiliates	—	21,507	—	—	(21,507)	—
Deferred tax assets	—	—	—	—	—	—
Other assets, net	16,622	3,191	696	—	(3,191)	17,318

Total assets	$567,999	$200,798	$50,338	$—	$(239,012)	$580,123

Current liabilities:
Current portion of long-term debt	$64,727	$—	$—	$—	$—	$64,727
Accounts payable	1,194	2,404	1,193	—	(2,404)	2,387
Customer advances	1,208	—	521	—	2,002	3,731
Accrued interest and preferred dividends	4,700	20,840	—	—	(20,840)	4,700
Other current liabilities	1,968		35		(2,003)	—
Deferred revenue	—	—	—	—	—	—
Income taxes payable	—	8,123	—	—	(8,123)	—
Deferred tax liabilities	—	—	—	—	—	—

Total current liabilities	73,797	31,367	1,749	—	(31,368)	75,545
Deferred tax liabilities	—	48,577	10,365	—	(58,942)	—
Long-term liabilities	7,743	—	1,022	—	—	8,765
Long-term debt	894,829	350,000	—	—	(350,000)	894,829
6% Series C convertible redeemable preferred stock	—	104,582	—	—	(104,582)	—
6% Series D convertible redeemable preferred stock	—	20,499	—	—	(20,499)	—
Stockholder’s (deficit) equity:
6% Series C convertible redeemable preferred stock	—	80,171	—	—	(80,171)	—
6% Series D convertible redeemable preferred stock	—	15,125	—	—	(15,125)	—
Common stock, par value $.01	—	4,293	—	—	(4,293)	—
Paid-in capital	604,166	3,389,035	—	—	(3,389,035)	604,166
Treasury stock, at cost	—	(3,360)	—	—	3,360	—
Unearned compensation	—	(151)	—	—	151	—
Retained deficit	(1,012,536)	(3,782,107)	37,202	—	3,754,259	(1,003,182)
Accumulated other comprehensive income	—	(57,233)	—	—	57,233	—

Total stockholder’s (deficit) equity	(408,370)	(354,227)	37,202	—	326,379	(399,016)

Total liabilities and stockholder’s (deficit) equity	$567,999	$200,798	$50,338	$—	$(239,012)	$580,123

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

LORAL ORION, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2002
(in thousands)

	Parent	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$99,717	$—	$48,198	$—	$(38,176)	$109,739
Costs of satellite services	100,360	—	29,231	—	(38,176)	91,415
Selling, general and administrative expenses	10,089	7,198	964	—	(7,198)	11,053
Management fee expense	—	18	—	—	(18)	—

Operating income (loss)	(10,732)	(7,216)	18,003	—	7,216	7,271
Interest and investment income	631	21,514	—	—	(21,514)	631
Interest expense	(13,016)	(39,327)	3	—	39,327	(13,013)
Loss on investment	—	(1,189)	—	—	1,189	—

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(23,117)	(26,218)	18,006	—	26,218	(5,111)
Income tax benefit (provision)	(14,739)	(6,398)	(6,455)	—	11,541	(16,051)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(37,856)	(32,616)	11,551	—	37,759	(21,162)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	11,551	(1,360,150)	—	—	1,348,599	—
Equity in net income (losses) of affiliates, net of taxes	—	(76,445)	—	—	76,445	—

(Loss) income before cumulative effect of change in accounting principle	(26,305)	(1,469,211)	11,551	—	1,462,803	(21,162)
Cumulative effect of change in accounting principle, net of taxes	(562,201)	—	—	—	—	(562,201)

Net (loss) income	$(588,506)	$(1,469,211)	$11,551	$—	$1,462,803	$(583,363)

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

LORAL ORION, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002
(in thousands)

	Parent	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
(Loss) income from continuing operations	$(588,506)	$(1,469,211)	$11,551	$—	$1,462,803	$(583,363)
Non-cash items:
Equity in net losses of affiliates, net of taxes	—	76,445	—	—	(76,445)	—
Cumulative effect of change in accounting principle, net of taxes	562,201	—	—	—	—	562,201
Equity in net losses of unconsolidated subsidiaries, net of taxes	(11,551)	1,360,150	—	—	(1,348,599)	—
Deferred taxes	32,130	6,214	5,143	—	(11,357)	32,130
Depreciation and amortization	54,279	(47)	21,013	—	47	75,292
Loss on investments	—	1,189	—	—	(1,189)	—
Interest expense	503	—	—	—	—	503
Changes in operating assets and liabilities:
Accounts receivable, net	5,594	—	359	—	—	5,953
Due to (from) unconsolidated subsidiaries	33,882	(17,135)	(34,931)	—	17,135	(1,049)
Other current assets and other assets	3,589	2,260	(3,296)	—	(2,260)	293
Accounts payable	(1,484)	(1,357)	481	—	1,357	(1,003)
Accrued expenses and other current liabilities	2,811	715	—	—	(715)	2,811
Customer advances	(3,739)	—	(320)	—	—	(4,059)
Income taxes payable	—	184	—	—	(184)	—
Other	—	(2)	—	—	2	—

Net cash provided by (used in) operating activities	89,709	(40,595)	—	—	40,595	89,709

Investing activities:
Capital expenditures	(18,033)	—	—	—	—	(18,033)
Investments in and advances to unconsolidated subsidiaries	—	(2,243)	—	—	2,243	—
Investments in and advances to affiliates	—	(11,479)	—	—	11,479	—

Net cash (used in) provided by in investing activities	(18,033)	(13,722)	—	—	13,722	(18,033)

Financing activities:
Interest payments on 10% senior notes	(45,952)	—	—	—	—	(45,952)
Repayments of other long-term obligations	(2,159)	—	—	—	—	(2,159)
Note payable to Loral subsidiary	—	42,500	—	—	(42,500)	—
Preferred dividends	—	(29,678)	—	—	29,678	—
Preferred dividends on exchange offers and related expenses	—	(15,583)	—	—	15,583	—
Proceeds from stock issuances	—	12,524	—	—	(12,524)	—

Net cash used in financing activities	(48,111)	9,763	—	—	(9,763)	(48,111)

Increase (decrease) in cash and cash equivalents	23,565	(44,554)	—	—	44,554	23,565
Cash and cash equivalents — beginning of period	19,399	46,068	—	—	(46,068)	19,399

Cash and cash equivalents — end of period	$42,964	$1,514	$—	$—	$(1,514)	$42,964

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

LORAL ORION, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2001
(in thousands)

	Parent	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$19,399	$46,068	$—	$—	$(46,068)	$19,399
Accounts receivable, net	13,071	—	497	—	—	13,568
Prepaid expenses and other current assets	6,053	265	5,151	—	(265)	11,204

Total current assets	38,523	46,333	5,648	—	(46,333)	44,171
Property, plant and equipment, net	354,196	—	225,714	—	—	579,910
Costs in excess of net assets acquired, net	562,201	—	—	—	—	562,201
Notes (payable) receivable from unconsolidated subsidiaries	(29,700)	200,000	—	—	(200,000)	(29,700)
Due to (from) unconsolidated subsidiaries	(62,961)	12,430	72,978	—	(17,642)	4,805
Investments in unconsolidated subsidiaries	293,039	1,432,614	(271,698)	—	(1,453,955)	—
Investments in and advances to affiliates	—	77,061	—	—	(77,061)	—
Deferred tax assets	32,130	—	—	—	—	32,130
Other assets, net	20,836	6,632	832	—	(6,632)	21,668

Total assets	$1,208,264	$1,775,070	$33,474	$—	$(1,801,623)	$1,215,185

Current liabilities:
Current portion of long-term debt	$49,449	$—	$—	$—	$—	$49,449
Accounts payable	2,677	1,357	713	—	(1,357)	3,390
Customer advances	952	—	128	—	—	1,080
Accrued interest and preferred dividends	1,889	22,543	—	—	(22,543)	1,889
Deferred revenue	5,719	—	235	—	—	5,954
Income taxes payable	—	7,939	—	—	(7,939)	—
Deferred tax liabilities	—	20,737	—	—	(20,737)	—

Total current liabilities	60,686	52,576	1,076	—	(52,576)	61,762
Deferred tax liabilities	—	21,626	5,214	—	(26,840)	—
Long-term liabilities	7,986	—	1,533	—	2	9,521
Long-term debt	959,555	350,000	—	—	(350,000)	959,555
Stockholder’s equity:
6% Series C convertible redeemable preferred stock	—	485,371	—	—	(485,371)	—
6% Series D convertible redeemable preferred stock	—	296,529	—	—	(296,529)	—
Common stock, par value $.01.	—	3,368	—	—	(3,368)	—
Paid-in capital	604,166	2,771,964	—	—	(2,771,964)	604,166
Treasury stock, at cost	—	(3,360)	—	—	3,360	—
Unearned compensation	—	(81)	—	—	81	—
Retained deficit	(424,129)	(2,223,710)	25,651	—	2,202,369	(419,819)
Accumulated other comprehensive income	—	20,787	—	—	(20,787)	—

Total stockholder’s equity	180,037	1,350,868	25,651	—	(1,372,209)	184,347

Total liabilities and stockholder’s equity	$1,208,264	$1,775,070	$33,474	$—	$(1,801,623)	$1,215,185

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

LORAL ORION, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2001
(in thousands)

	Parent	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$96,623	$—	$51,461	$—	$(39,139)	$108,945
Costs of satellite services	119,917	—	26,407	—	(39,139)	107,185
Selling, general and administrative expenses	10,796	1,243	—	—	(1,243)	10,796
Management fee expense	—	36,730	—	—	(36,730)	—

Operating income (loss)	(34,090)	(37,973)	25,054	—	37,973	(9,036)
Interest and investment income	644	23,238	9	—	(23,238)	653
Interest expense	(98,310)	(37,629)	(29)	—	37,629	(98,339)
Gain on debt exchanges	34,541	—	—	—	—	34,541

(Loss) income before income taxes, equity in net loss of unconsolidated subsidiaries and affiliates and discontinued operations	(97,215)	(52,364)	25,034	—	52,364	(72,181)
Income tax benefit (provision)	(1,744)	(6,315)	(8,762)	—	12,832	(3,989)

(Loss) income before equity in net loss of unconsolidated subsidiaries and affiliates and discontinued operations	(98,959)	(58,679)	16,272	—	65,196	(76,170)
Equity in net loss of unconsolidated subsidiaries, net of tax benefit	11,950	(66,128)	—	—	54,178	—
Equity in net loss of affiliates, net of taxes	—	(71,653)	—	—	71,653	—

(Loss) income from continuing operations	(87,009)	(196,460)	16,272	—	191,027	(76,170)
Loss from operations of discontinued operations, net of taxes	(7,765)	—	—	(4,322)	—	(12,087)

Net (loss) income	$(94,774)	$(196,460)	$16,272	$(4,322)	$191,027	$(88,257)

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

LORAL ORION, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

for the year ended December 31, 2001
(in thousands)

	Parent	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Loss income from continuing operations	$(87,009)	$(196,460)	$16,272	$—	$191,027	$(76,170)
Non-cash items:
Gain on debt exchanges	(34,541)	—	—	—	—	(34,541)
Equity in net loss of affiliates, net of taxes	—	71,653	—	—	(71,653)	—
Equity in net loss of unconsolidated subsidiaries, net of taxes	(11,950)	66,128	—	—	(54,178)	—
Deferred taxes	12,852	5,905	6,517	—	(12,422)	12,852
Depreciation and amortization	72,992	—	21,013	—		94,005
Interest expense	39,609	—	—	—	—	39,609
Provision for bad debt	3,460	—	—	—	—	3,460
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(4,676)	—	1,205	—	—	(3,471)
Other current assets	(2,083)	—	(2,756)	—	(795)	(5,634)
Deposits	863	—	(863)	—	—	—
Due to (from) unconsolidated subsidiaries	58,281	6,075	(38,795)	—	(27,228)	(1,667)
Other assets	(2,889)	—	(329)	—	1	(3,217)
Accounts payable	(8,011)	96	—	—	(96)	(8,011)
Accrued expenses and other current liabilities	2,166	(2,538)	(2,166)	—	2,538	—
Customer advances	(724)	—	(98)	—	—	(822)
Income taxes payable	—	402	—	—	(402)	—
Long-term liabilities	7,861	—	—	—	—	7,861
Other	—	918	—	—	(918)	—

Net cash provided by (used in) operating activities	46,201	(47,821)	—	—	25,874	24,254

Net cash provided by (used in) discontinued operations	2,236	—	—	—	21,947	24,183

Investing activities:
Capital expenditures	(579)	—	—	—	—	(579)
Investments in and advances to affiliates	—	(19,668)	—	—	19,668	—
Investments in and advances to unconsolidated subsidiaries	—	(2,102)	—	—	2,102	—

Net cash (used in) provided by investing activities	(579)	(21,770)	—	—	21,770	(579)

Financing activities:
Repayments of other long-term obligations	(2,995)	—	—	—	—	(2,995)
Preferred dividends	—	(52,218)	—	—	52,218	—
Proceeds from other stock issuances	—	16,472	—	—	(16,472)	—
Repayment of note due to Loral SpaceCom	(28,166)	—	—	—	—	(28,166)
Equity contributed by Loral	2,700	—	—	—	—	2,700

Net cash (used in) provided by financing activities	(28,461)	(35,746)	—	—	35,746	(28,461)

Increase (decrease) in cash and cash equivalents	19,397	(105,337)	—	—	105,337	19,397
Cash and cash equivalents — beginning of Period	2	151,405	—	—	(151,405)	2

Cash and cash equivalents — end of period	$19,399	$46,068	$—	$	$(46,068)	$19,399

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

LORAL ORION, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2000
(in thousands)

	Parent	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$66,609	$—	$42,084	$—	$(25,309)	$83,384
Costs of satellite services	103,961	—	25,989	—	(25,309)	104,641
Selling, general and administrative expenses	12,437	1,197	390	—	(1,197)	12,827
Management fee expense	—	64,601	—	—	(64,601)	—

Operating income (loss)	(49,789)	(65,798)	15,705	—	65,798	(34,804)
Interest and investment income	2,961	74,977	80	—	(74,977)	3,041
Interest expense	(97,155)	(29,435)	(9)	—	29,435	(97,164)
Gain on investments, net	—	69,706	—	—	(69,706)	—

(Loss) income before income taxes, equity in net loss of unconsolidated subsidiaries and affiliates, Globalstar related impairment charges and discontinued operations	(143,983)	49,450	15,776	—	(49,450)	(128,207)
Income tax benefit (provision)	4,250	(15,949)	(5,524)	—	16,313	(910)

(Loss) income before equity in net loss of unconsolidated subsidiaries and affiliates, Globalstar related impairment charges and discontinued operations	(139,733)	33,501	10,252	—	(33,137)	(129,117)
Equity in net income (loss) of unconsolidated subsidiaries, net of tax benefit	3,970	(700,187)	—	—	696,217	—
Equity in net loss of affiliates, net of taxes	—	(723,763)	—	—	723,763	—
Globalstar related impairment charges, net of tax benefit	—	(79,229)	—	—	79,229	—

(Loss) income from continuing operations	(135,763)	(1,469,678)	10,252	—	1,466,072	(129,117)
Loss from operations of discontinued operations, net of taxes	(2,019)	—	—	(6,282)	—	(8,301)

Net (loss) income	$(137,782)	$(1,469,678)	$10,252	$(6,282)	$1,466,072	$(137,418)

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

LORAL ORION, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2000
(in thousands)

	Parent	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
(Loss) income from continuing operations	$(135,763)	$(1,469,678)	$10,252	$—	$1,466,072	$(129,117)
Non-cash items:
Equity in net loss of affiliates, net of Taxes	—	723,763	—	—	(723,763)	—
Equity in net loss of unconsolidated subsidiaries, net of taxes	(3,970)	700,187	—	—	(696,217)	—
Deferred taxes	4,241	13,604	364	—	(13,968)	4,241
Depreciation and amortization	68,963	—	21,013	—	—	89,976
Interest expense	37,074	—	—	—	—	37,074
Interest and investment income	(3,518)	(25,821)	—	—	25,821	(3,518)
Gain on investments, net	—	(70,842)	—	—	70,842	—
Globalstar related impairment charges, net of taxes	—	79,229	—	—	(79,229)	—
Satellite purchase price payable	180,755	—	(180,755)	—	—	—
Provision for bad debt	1,070	—	—	—	—	1,070
Accounts receivable, net	(5,403)	—	(29)	—	—	(5,432)
Prepaid Expenses and other current Assets	2,344	—	491	—	—	2,835
Deposits	(110)	—	110	—	—	—
Due to (from) unconsolidated subsidiaries	9,571	11,850	(36,629)	2,792	(39,274)	(51,690)
Other assets	1,467	—	(405)	—	—	1,062
Accounts payable	2,786	(699)	—	—	699	2,786
Accounts payable, accrued expenses and other current liabilities	(1,885)	2,294	1,885	—	(2,294)	—
Customer advances	2,127	—	(907)	—	—	1,220
Income taxes payable	—	2,518	—	—	(2,518)
Deferred revenue	1,265	—	—	—	—	1,265
Other	—	4,794	—	—	(4,794)

Net cash provided by (used in) operating activities	161,014	(28,801)	(184,610)	2,792	1,377	(48,228)

Net cash used in discontinued operations	(68,114)	—	—	(2,792)	27,424	(43,482)

Investing activities:
Capital expenditures	(182,095)	—	—	—	—	(182,095)
Investments in and advances to affiliates	—	(181,430)	—	—	181,430	—
Investments in and advances to unconsolidated affiliates	—	(187,252)	—	—	187,252	—
Proceeds from the sales of investments	—	97,137	—	—	(97,137)	—
(Increase) decrease in restricted and segregated cash	(64)	—	—	—	—	(64)
Use and transfer of restricted and segregated cash	190,898	—	—	—	—	190,898

Net cash (used in) provided by investing activities	8,739	(271,545)	—	—	271,545	8,739

Financing activities:
Repayments of other long-term obligations	(1,678)	—	—	—	—	(1,678)
Preferred dividends	—	(61,646)	—	—	61,646	—
Proceeds from other stock issuances	—	25,982	—	—	(25,982)	—
Proceeds from the issuance of 6% Series D preferred stock, net	—	388,204	—	—	(388,204)	—
Proceeds from sale of orbital slots to Loral, net	34,260	—	—	—	—	34,260
Equity Contribution from Loral	10,750	—	—	—	—	10,750
Increase in note payable to SpaceCom	35,752	—	—	—	—	35,752
Capital contributions from Loral CyberStar	(180,755)	—	180,755	—	—	—

Net cash (used in) provided by financing activities	(101,671)	352,540	180,755	—	(352,540)	79,084

Increase (decrease) in cash and cash equivalents	(32)	52,194	(3,855)	—	(52,194)	(3,887)
Cash and cash equivalents — beginning of Period	34	99,211	3,855	—	(99,211)	3,889

Cash and cash equivalents — end of Period	$2	$151,405	$—	$—	$(151,405)	$2

LORAL ORION, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Selected Quarterly Financial Data (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands):

	March 31,	June 30,	September 30,	December 31,

2002
Revenues	$29,621	$27,579	$25,776	$26,763
Income from operations	3,747	1,815	333	1,376
Income (loss) before cumulative effect of change in accounting principle and discontinued operations	3,016	2,534	753	(27,465)
(Loss) income from continuing operations	(559,185)	(2,534)	753	(22,397)
Net (loss) income	(559,185)	(2,534)	753	(22,397)

	March 31,	June 30,	September 30,	December 31,

2001
Revenues	$26,324	$27,598	$27,762	$27,261
Loss from operations	(2,572)	(151)	(578)	(5,735)
(Loss) income from continuing operations	(27,386)	(24,333)	(26,865)	2,414
(Loss) income from discontinued operations	(4,875)	(4,970)	(3,920)	1,678
Net (loss) income	(32,261)	(29,303)	(30,785)	4,092

Item 9.	Changes In and Disagreements With Accountants and Accounting and Financial Disclosures

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Omitted pursuant to General Instruction I of Form 10-K.

Item 11.	Executive Compensation

      Omitted pursuant to General Instruction I of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Omitted pursuant to General Instruction I of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      Omitted pursuant to General Instruction I of Form 10-K.

Item 14.	Evaluation of Disclosure Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Loral Orion’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) and (2) List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Loral Orion are included in Item 8:

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Operations — Years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholder’s (Deficit) Equity — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — Year ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002

None

      (c) Exhibits

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Loral Orion, Inc. (the “registrant”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Bernard L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-K of Loral Orion, Inc.;

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Annual Report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BERNARD L. SCHWARTZ

Bernard L. Schwartz
Chief Executive Officer

March 31, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Loral Orion, Inc. (the “registrant”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report “), I, Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-K of Loral Orion, Inc.;

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Annual Report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Chief Financial Officer

March 31, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Loral Orion, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bernard L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ BERNARD L. SCHWARTZ

Bernard L. Schwartz
Chief Executive Officer

March 31, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Loral Orion, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Chief Financial Officer

March 31, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of October 7, 1997, by and among Orion, Loral and Loral Satellite Corporation. (Incorporated by reference to exhibit number 2.1 in Current Report on Form 8-K dated October 9, 1997.)
2.2	Principal Stockholder Agreement among Orion, Loral, Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of October 7, 1997. (Incorporated by reference to exhibit number 2.2 in Current Report on Form 8-K dated October 9, 1997.)
2.3	Amendment No. 1 Agreement and Plan of Merger, dated as of February 11, 1998, by and among Orion, Loral and Loral Satellite Corporation. (Incorporated by reference to exhibit number 2.2 in Registration Statement No. 333-46407 on Form S-4.)
2.4	Amendment No. 1 to Principal Stockholder Agreement among Orion, Loral, Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of December 1, 1997. (Incorporated by reference to exhibit number 2.4 in Annual Report on Form 10-K for fiscal year ended December 31, 1997.)
3.1	Certificate of Merger of Loral Satellite Corporation into Orion, dated March 20, 1998, and Exhibit A thereto, Restated Certificate of Incorporation of the Company. (Incorporated by reference to exhibit number 3.1 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Certificate of Merger of Loral CyberStar, Inc. into Loral Orion Services, Inc. (Incorporated by reference to exhibit number 3.2 in Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
3.3	Merger Agreement between Loral CyberStar, Inc. and Loral Orion Services, Inc. (Incorporated by reference to exhibit number 3.3 in Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
3.4	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to exhibit number 3.4 in Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
3.5	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to exhibit number 3.5 in Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
4.1	Form of Senior Note Indenture and Form of Note included therein. (Incorporated by reference to exhibit number 4.1 to Registration Statement No. 333-19167 on Form S-1.)
4.1.1	Supplemental Indenture, dated as of December 21, 2001, to the Senior Note Indenture, dated January 31, 1997. (Incorporated by reference to exhibit number 99.7 to Current Report on Form 8-K filed on January 7, 2002.)
4.2	Form of Senior Discount Note Indenture and Form of Note included therein. (Incorporated by reference to exhibit number 4.2 to Registration Statement No. 333-19167 on Form S-1.)
4.2.1	Supplemental Indenture, dated as of December 21, 2001, to the Senior Note Indenture, dated January 31, 1997. (Incorporated by reference to exhibit number 99.8 to Current Report on Form 8-K filed on January 7, 2002.)
4.3	Form of Collateral Pledge and Security Agreement. (Incorporated by reference to exhibit number 4.3 to Registration Statement No. 333-19167 on Form S-1.)
4.4	Indenture, dated as of December 21, 2001, by and among the Company, certain of its subsidiaries and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit number 99.5 to Current Report on Form 8-K filed on January 7, 2002.)

Exhibit
Number	Description

10.1	Second Amended and Restated Purchase Agreement, dated September 26, 1991 (“Satellite Contract”) by and between Loral Orion Services, Inc. (formerly known as Orion Satellite Corporation) and British Aerospace PLC and the First Amendment, dated as of September 15, 1992, Second Amendment, dated as of November 9, 1992, Third Amendment, dated as of March 12, 1993, Fourth Amendment, dated as of April 15, 1993, Fifth Amendment, dated as of September 22, 1993, Sixth Amendment, dated as of April 6, 1994, Seventh Amendment, dated as of August 9, 1994, Eighth Amendment, dated as of December 8, 1994, and Amendment No. 9 dated October 24, 1995, thereto. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THESE DOCUMENTS.] (Incorporated by reference to exhibits number 10.13 and 10.14 in Registration Statement No. 33-80518 on Form S-1).
10.2	Restated Amendment No. 10, dated December 10, 1996, between Loral Orion Services, Inc. and Matra Marconi Space to the Second Amended and Restated Purchase Agreement, dated September 16, 1991 by and between OrionServ and British Aerospace PLC (which contract and prior exhibits thereto were incorporated by reference as exhibit number 10.1). (Incorporated by reference to exhibit number 10.2 in Registration Statement No. 333-19795 on Form S-4.)
10.3	Contract for a Satellite Control System, dated December 7, 1992, by and between Loral Orion Services, Inc., Telespazio S.p.A. and Martin Marietta Corporation. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.31 in Registration Statement No. 33-80518 on Form S-1.)
10.4	Restated Definitive Agreement, dated October 29, 1998, by and between Orion and Republic of the Marshall Islands. [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS DOCUMENT.](Incorporated by reference to exhibit number 10.12 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.5	Orion 3 Spacecraft Purchase Contract, dated January 15, 1997, by and among Hughes Space and Communications International, Inc., Loral Orion Services, Inc. (by assignment from Loral Orion-Asia Pacific, Inc., formerly known as Orion Asia Pacific Corporation) and Orion. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.]. (Incorporated by reference to exhibit number 10.52 to Registration Statement No. 333-19167 on Form S-1.)
10.6	Orion-Z Spacecraft Purchase Contract, dated May 15, 1998, by and between Loral Orion Services, Inc. and Space Systems/Loral, Inc. and Amendment No. 1 dated December 29, 1998. [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS DOCUMENT.](Incorporated by reference to exhibit number 10.17 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.7	Agreement, dated January 1, 1999, by and between Loral Orion Services, Inc. and Loral Skynet. (Incorporated by reference to exhibit number 10.18 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.8	Agreement, dated January 1, 1999, by and between Loral Orion Services, Inc. and Loral Skynet. (Incorporated by reference to exhibit number 10.19 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.9	Lease Agreement, dated as of August 18, 1999, by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited. (Incorporated by reference to exhibit number 99.1 to Current Report on Form 8-K filed on August 23, 1999.)

Exhibit
Number	Description

10.10	Lock-up Agreement, dated as of October 15, 2001, by and among the Company, Loral Space & Communications Ltd., Loral SpaceCom Corporation and certain holders of the Company’s 11 1/4% Senior Notes due 2007 and its 12 1/2% Senior Discount Notes due 2007. (Incorporated by reference to exhibit number 10.1 to Current Report on Form 8-K filed on November 16, 2001.)
10.11	Asset Purchase Agreement, dated as of December 21, 2001, between the Company and Loral CyberStar Data Services Corporation. (Incorporated by reference to exhibit number 99.1 to Current Report on Form 8-K filed on January 7, 2002.)
10.12	$29.7 million aggregate principal amount, 10% Subordinated Note due 2006, made by the Company and issued to Loral SpaceCom Corporation. (Incorporated by reference to exhibit number 99.3 to Current Report on Form 8-K filed on January 7, 2002.)
10.13	Subordinated Guaranty Agreement, dated as of December 21, 2001, between Loral Space & Communications Ltd. and Loral SpaceCom Corporation with respect to the 10% Subordinated Note due 2006. (Incorporated by reference to exhibit number 99.4 to Current Report on Form 8-K filed on January 7, 2002.)
10.14	Warrant Agreement, dated as of December 21, 2001, between Loral Space & Communications Ltd. and The Bank of New York, as Warrant Agent. (Incorporated by reference to exhibit number 99.6 to Current Report on Form 8-K filed on January 7, 2002.)
10.15	Guaranty Agreement, dated as of December 21, 2001, between Loral Space & Communications Ltd. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit number 99.9 to Current Report on Form 8-K filed on January 7, 2002.)
10.16	Apstar V Condosat Agreement dated as of December 10, 2002 between APT Satellite Company Limited and Loral Orion, Inc.†

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL ORION, INC.

By:	/s/TERRY J. HART

Terry J. Hart
Title: President
Dated: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD L. SCHWARTZ Bernard L. Schwartz	Chairman of the Board and Chief Executive Officer	March 31, 2003

/s/ ERIC J. ZAHLER Eric J. Zahler	Director and Executive Vice President	March 31, 2003

/s/ AVI KATZ Avi Katz	Director, Vice President and Secretary	March 31, 2003

/s/ GEORGE BAKER George Baker	Director	March 31, 2003

/s/ DANIEL HIRSCH Daniel Hirsch	Director	March 31, 2003

/s/ RICHARD J. TOWNSEND Richard J. Townsend	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ HARVEY B. REIN Harvey B. Rein	Vice President and Controller (Principal Accounting Officer)	March 31, 2003