Form 10-Q
period 2003-03-31
LORAL ORION INC
filed 2003-05-15
CIK 1029850

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

                      FOR THE QUARTER ENDED MARCH 31, 2003

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-20. Yes [ ] No [X]

    The number of shares of common stock, par value $.01 per share of the registrant outstanding as of March 31, 2003 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I
(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I (2) OF FORM 10-Q.
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                     PART 1.
                              FINANCIAL INFORMATION

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR AMOUNT)
                                  (UNAUDITED)

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2003             2002
                                                                                 -----------     ------------
                                 ASSETS
Current assets:
   Cash and cash equivalents...............................................      $    18,662     $     42,964
   Accounts receivable, net................................................            9,448            7,615
   Prepaid expenses and other current assets...............................           10,773           13,213
   Due from Loral companies................................................           55,677           57,477
                                                                                 -----------     ------------
       Total current assets................................................           94,560          121,269
Satellites and related equipment, net......................................          507,980          524,699
Other assets, net..........................................................           16,107           17,318
                                                                                 -----------     ------------
       Total assets........................................................      $   618,647     $    663,286
                                                                                 ===========     ============

              LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities:
   Current portion of long-term debt.......................................      $    64,628     $     64,727
   Accounts payable........................................................            1,187            2,387
   Customer advances.......................................................            4,829            3,731
   Due to Loral companies..................................................           45,427           51,623
   Accrued interest........................................................            2,136            4,700
                                                                                 -----------     ------------
       Total current liabilities...........................................          118,207          127,168
Customer advances..........................................................            8,633            8,765
Long-term debt.............................................................          863,317          894,829
Note payable to Loral SpaceCom.............................................           33,126           31,540
Commitments and contingencies (Note 5)
Stockholder's (deficit) equity:
   Common stock, $.01 par value............................................               --               --
   Paid-in capital.........................................................          604,166          604,166
   Retained deficit........................................................       (1,008,802)      (1,003,182)
                                                                                 -----------     ------------
       Total stockholder's deficit.........................................         (404,636)        (399,016)
                                                                                 -----------     ------------
       Total liabilities and stockholder's deficit.........................      $   618,647     $    663,286
                                                                                 ===========     ============


            See notes to condensed consolidated financial statements

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                --------------------------
                                                                   2003            2002
                                                                ----------      ----------
Revenues from satellite services..........................      $   25,197      $   29,621
Operating expenses:
   Cost of satellite services.............................          23,670          22,766
   Selling, general and administrative expenses...........           4,250           3,108
                                                                ----------      ----------
Operating (loss) income...................................          (2,723)          3,747
Interest income...........................................              37             220
Interest expense..........................................          (2,920)         (3,258)
                                                                ----------      ----------
(Loss) income before income taxes and cumulative effect
   of change in accounting principle......................          (5,606)            709
Income tax (provision) benefit............................             (14)          2,307
                                                                ----------     -----------
(Loss) income before cumulative effect of change in
   accounting principle...................................          (5,620)          3,016
Cumulative effect of change in accounting principle
   (Note 6)...............................................              --        (562,201)
                                                                ----------      ----------
Net loss..................................................      $   (5,620)     $ (559,185)
                                                                ==========      ==========

            See notes to condensed consolidated financial statements

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                   2003           2002
                                                                -----------    ----------
Operating activities:
   Net loss..................................................   $    (5,620)   $ (559,185)
   Non-cash items:
       Depreciation and amortization.........................        18,823        18,823
       Interest, net.........................................         1,165          (141)
       Provision for bad debts...............................         2,135           626
       Cumulative effect of change in accounting principle               --       562,201
   Changes in operating assets and liabilities:
       Accounts receivable...................................        (3,968)          691
       Prepaid expenses and other current assets.............         1,935         1,617
       Other assets..........................................         1,211        (1,089)
       Accounts payable and interest payable.................        (3,764)       (1,923)
       Customer advances.....................................           966        (1,043)
       Due from Loral companies, net.........................        (4,396)       (3,375)
                                                                -----------    ----------
Net cash provided by operating activities....................         8,487        17,202
                                                                -----------    ----------
Investing activities:
   Capital expenditures......................................        (1,599)           --
                                                                -----------    ----------
Net cash used in investing activities........................        (1,599)           --
                                                                -----------    ----------
Financing activities:
   Interest payments on 10% senior notes.....................       (30,634)           --
   Payment of satellite incentive obligation.................          (556)         (324)
                                                                -----------    ----------
Net cash used in financing activities........................       (31,190)         (324)
                                                                -----------    ----------
Net (decrease) increase in cash and cash equivalents.........       (24,302)       16,878
Cash and cash equivalents at beginning of period.............        42,964        19,399
                                                                -----------    ----------
Cash and cash equivalents at end of period...................   $    18,662    $   36,277
                                                                ===========    ==========

            See notes to condensed consolidated financial statements

                       LORAL ORION, INC. AND SUBSIDIARIES
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

    The principal business of Loral Orion, Inc. (the "Company" or "Loral Orion"), is providing fixed satellite services, including video distribution and other satellite transmission services by leasing transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"). Loral Skynet, a division of Loral SpaceCom Corporation ("Loral SpaceCom" or "LSC"), which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space & Communications Ltd. ("Loral"), manages the Company's business. The Company operates in one business segment, Fixed Satellite Services ("FSS").

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

Risks and Uncertainties

    The Company had total long-term debt of $928 million, including current portion of $65 million, outstanding at March 31, 2003, most of which matures in 2006. In addition to its debt service requirements, the Company's business is capital intensive and requires substantial investment. Much of this investment has already been incurred, primarily to launch the Company's three satellites. At March 31, 2003, the Company had incurred costs of approximately $20 million (of which it has paid $5 million) related to the construction of Telstar 18/Apstar V which it intends to launch in 2003. The Company will need to incur approximately $9 million of additional costs to complete the construction, launch and insure Telstar 18/Apstar V and an additional $58 million to acquire additional transponders in the future on Telstar 18/Apstar V over the second through fifth anniversaries of the launch.

    At March 31, 2003 the Company had a retained deficit of $1 billion and stockholder's deficit of $405 million. The Company has generated cash from operating activities of $8 million and $17 million in the three months ended March 31, 2003 and 2002, respectively. The Company believes its cash and net cash provided by operating activities will be adequate to meet its expected cash requirements through at least March 31, 2004. If the Company does not generate sufficient cash to satisfy its debt service and operating requirements, the Company may be required to seek alternative financing. Current market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and there can be no assurances as to the availability of additional financing or whether the terms of such financing, if it is available, would be acceptable to the Company.

Income Taxes

    The Company continued to maintain a 100% valuation allowance against its deferred tax asset under the criteria of SFAS No. 109, Accounting for Income Taxes, and recorded no benefit under the tax sharing agreement with Loral Space and Communications Corporation for its loss. In the first quarter of 2002, the Company recorded a benefit of $2.3 million under the tax sharing agreement for its loss.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

3. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                            MARCH 31,     DECEMBER 31,
                                                                              2003           2002
                                                                           -----------   -------------
10.00% senior notes due 2006:
   Principal amount....................................................    $   612,704   $     612,704
   Accrued interest (deferred gain on debt exchanges)..................        214,446         245,080
11.25% senior notes due 2007 (principal amount $37 million)............         39,597          39,762
12.50% senior discount notes due 2007 (principal amount at
   maturity and accreted principal amounted to $49 million)                     53,727          53,982
Satellite incentive obligations........................................          7,471           8,028
                                                                           -----------   -------------
   Total debt..........................................................        927,945         959,556
Less, current portion..................................................         64,628          64,727
                                                                           -----------   -------------
   Long-term debt......................................................    $   863,317   $     894,829
                                                                           ===========   =============

4. RELATED PARTY TRANSACTIONS

    Due (to) from Loral companies consist of the following (in thousands):

                                                 MARCH 31,     DECEMBER 31,
                                                   2003            2002
                                                -----------    ------------
Loral Space and Communications Corp.......      $    48,672    $     48,672
Loral Cyberstar, Inc......................            7,004           8,805
Loral SpaceCom............................          (28,815)        (28,877)
Loral Skynet..............................           (3,139)         (7,854)
Space Systems/Loral ("SS/L")..............          (13,473)        (14,892)
CyberStar, L.P............................                1              --
                                                -----------    ------------
                                                $    10,250    $      5,854
                                                ===========    ============

    In connection with the completion of the Company's debt exchange offers in December 2001, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion which ranked pari passu to senior debt in exchange for the transfer of Loral Orion's data services business and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's new 10% senior notes. Loral Orion's data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name Loral Cyberstar, Inc. As of March 31, 2003, the balance of the note was $33.1 million, including accrued interest.

5. COMMITMENTS AND CONTINGENCIES

    On September 20, 2002, Loral Orion entered into an agreement with APT Satellite Company Limited ("APT") pursuant to which Loral Orion will purchase a 50% interest in the Telstar 18/Apstar V satellite, a satellite under construction by SS/L for APT. Loral Orion's aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the estimated project cost of constructing, launching and insuring the Telstar 18/Apstar V satellite, which purchase price will be adjusted if the actual project cost should be greater or less than $230.2 million. Pursuant to Loral Orion's agreement with APT, Loral Orion will pay one-half the purchase price prior to launch for 13.5 transponders on the satellite. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral Orion's condensed consolidated balance sheet as of March 31, 2003. Subject to certain acceleration rights on the part of Loral Orion, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral Orion as follows: on the second anniversary of the satellite's in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite's in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite's in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral Orion upon its payment thereon. As a result of finalizing the Telstar 18/Apstar V launch arrangements in March 2003, Loral Orion agreed to take two fewer transponders without any corresponding change to the transponder cost borne by each of the parties. Loral Orion and APT are in the process of finalizing the definitive documents to reflect this change. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 transponders on Telstar 18/Apstar V, together with a lease of an additional transponder for an approximate two year period from the Telstar 18/Apstar V in-service date for approximately $29 million.

    In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of March 31, 2003, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

    Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, Loral Orion agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral Orion's behalf. As part of this coordination effort, Loral Orion agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to those transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral Orion continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

    Telstar 10/Apstar IIR has experienced minor losses of power from its solar arrays. Although, to date, Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that Telstar 10/Apstar IIR will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred, and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of Telstar 10/Apstar IIR could result in a loss of revenues and profits. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on its consolidated financial position or results of operations.

    While the Company has in the past, consistent with industry practice and the requirements of our indenture, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/Apstar IIR, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. One other satellite owned by Loral Orion has the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with the renewal of insurance for this satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and results of operations. Some of Loral Orion's bondholders have questioned whether this limitation is in compliance with the insurance covenant in the Loral Orion indenture. Loral Orion believes that it is in compliance with the covenant as properly interpreted. If, however, Loral Orion's bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion's 10% senior notes could be accelerated.

    The Company is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on the Company's financial position or results of operations.

6. ACCOUNTING FOR GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

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

Other Acquired Intangible Assets

    The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary. Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets and were as follows at March 31, 2003 and December 31, 2002 (in millions):

                                MARCH 31, 2003                 DECEMBER 31, 2002
                           -------------------------       --------------------------
                           GROSS        ACCUMULATED        GROSS         ACCUMULATED
                           AMOUNT       AMORTIZATION       AMOUNT        AMORTIZATION
                           -------      ------------       -------       ------------
Customer relations         $   7.0        $  (4.7)         $   7.0          $ (4.5)
Trademarks..........           6.0           (4.1)             6.0            (3.9)
Regulatory..........           2.5           (1.5)             2.5            (1.4)
                           -------        -------          -------          ------
   Total..........         $  15.5        $ (10.3)         $  15.5          $ (9.8)
                           =======        =======          =======          ======

    As of March 31, 2003, the weighted average remaining amortization period for customer relations and trademarks was two years and for regulatory fees was seven and a half years.

    Total amortization expense for other acquired intangible assets for both the three months ended March 31, 2003 and 2002 was $0.5 million. Annual amortization expense for other acquired intangible assets for the five years ending December 31, 2007 is estimated to be as follows (in millions):

2003...    $ 2.0
2004...      2.0
2005...      1.2
2006...       --
2007...       --

7. NEW ACCOUNTING PRONOUNCEMENTS

SFAS 143

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has determined that there was no effect on its consolidated results of operations or its financial position upon the adoption of SFAS 143 on January 1, 2003.

FIN 45

    In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure

Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and has determined that there was no effect on its consolidated results of operations or its financial position.

FIN 46

    In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN 46.

SFAS 149

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivates) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The Company is currently evaluating the provisions of SFAS 149.

8. FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT, GUARANTOR SUBSIDIARIES AND OTHER SUBSIDIARIES

    Loral Orion's (the "Parent Company") 10% Senior Notes due 2006 ("New Senior Notes") are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of its wholly-owned subsidiaries (the "Guarantor Subsidiaries") and Loral ("Issuer's Parent"). The Company's remaining original senior notes and senior discount notes are fully and unconditionally guaranteed on a joint and several basis by the Parent Company, the Guarantor Subsidiaries and substantially all of the other wholly-owned subsidiaries (the "Other Subsidiaries").

    Presented below is condensed consolidating financial information for the Parent Company, Issuer's Parent, the Guarantor Subsidiaries and the Other Subsidiaries as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Issuer's Parent, Guarantor Subsidiaries and Other Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and the Other Subsidiaries using the equity method of accounting. The Company's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the intercompany payables and receivables between its subsidiaries.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003
                                 (IN THOUSANDS)

                                                      PARENT       ISSUER'S    GUARANTOR      OTHER
                                                      COMPANY       PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    -----------  -----------  ------------  ------------  ------------  ------------
Current assets:
  Cash and cash equivalents                         $    18,662  $     2,556  $         -   $         -  $     (2,556)  $    18,662
  Accounts receivable, net                                9,327            -          121             -             -         9,448
  Prepaid expenses and other current assets               6,370          206        6,224             -        (2,027)       10,773
                                                    -----------  -----------  -----------   -----------  ------------   -----------
    Total current assets                                 34,359        2,762        6,345             -        (4,583)       38,883
Property, plant and equipment, net                      308,533            -      199,447             -             -       507,980
Note (payable) receivable from unconsolidated
  subsidiary                                            (33,126)     140,216            -             -       (140,216)     (33,126)
Due to (from) unconsolidated subsidiaries and
 Loral companies                                       (108,741)      40,855      118,025             -       (39,889)       10,250
Investments in unconsolidated subsidiaries              306,398      (44,436)    (271,698)            -         9,736             -
Investments in and advances to affiliates                     -       16,006            -             -       (16,006)            -
Other assets, net                                        15,439        2,934          666             -        (2,932)       16,107
                                                    -----------  -----------  -----------   -----------  ------------   -----------
    Total assets                                    $   522,862  $   158,337  $    52,785   $         -  $   (193,890)  $   540,094
                                                    ===========  ===========  ===========   ===========  ============   ===========
Current liabilities:
  Current portion of long-term debt                 $    64,628  $         -  $         -   $         -  $          -   $    64,628
  Accounts payable                                          224        1,327          963             -        (1,327)        1,187
  Customer advances                                       1,453            -          248             -             -         1,701
  Accrued interest and preferred dividends                2,136       15,887            -             -       (15,887)        2,136
  Other current liabilities                                   -            -            -             -            57            57
  Deferred revenue                                        3,030            -           41             -             -         3,071
  Income taxes payable                                        -        8,123            -             -        (8,123)            -
                                                    -----------  -----------   ----------   -----------  ------------   -----------
    Total current liabilities                            71,471       25,337        1,252             -       (25,280)       72,780
Long-term liabilities                                     7,624       50,240       12,523             -       (61,754)        8,633
Long-term debt                                          863,317      350,000            -             -      (350,000)      863,317
6% Series C convertible redeemable preferred stock            -      116,901            -             -      (116,901)            -
6% Series D convertible redeemable preferred stock            -       22,913            -             -       (22,913)            -
Stockholder's (deficit) equity:
  6% Series C convertible redeemable preferred stock          -       67,852            -             -       (67,852)            -
  6% Series D convertible redeemable preferred stock          -       12,711            -             -       (12,711)            -
  Common stock, par value $.01                                -        4,356            -             -        (4,356)            -
  Paid-in capital                                       604,166    3,391,220            -             -    (3,391,220)      604,166
  Treasury stock, at cost                                     -       (3,360)           -             -         3,360             -
  Unearned compensation                                       -         (228)           -             -           228             -
  Retained deficit                                   (1,023,716)  (3,833,641)      39,010             -     3,809,545    (1,008,802)
  Accumulated other comprehensive income                      -      (45,964)           -             -        45,964             -
                                                    -----------  -----------  -----------   -----------   -----------   -----------
    Total stockholder's (deficit) equity               (419,550)    (407,054)      39,010             -       382,958      (404,636)
                                                    -----------  -----------  -----------   -----------   -----------   -----------
    Total liabilities and stockholder's (deficit)
      equity                                        $   522,862  $   158,337  $    52,785   $         -   $  (193,890)  $   540,094
                                                    ===========  ===========  ===========   ===========   ===========   ===========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)

                                                   PARENT        ISSUER'S     GUARANTOR       OTHER
                                                   COMPANY        PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Revenues from satellite services                 $     23,075  $          -  $     10,937  $          -  $     (8,815) $     25,197
Costs of satellite services                            24,602             -         7,883             -        (8,815)       23,670
Selling, general and administrative expenses            3,976         1,422           274             -        (1,422)        4,250
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Operating income (loss)                                (5,503)       (1,422)        2,780             -         1,422        (2,723)
Interest and investment income                             37         5,547             -             -        (5,547)           37
Interest expense                                       (2,920)      (10,917)            -             -        10,917        (2,920)
Gain on investment                                          -         1,107             -             -        (1,107)            -
                                                 ------------  ------------  ------------  ------------  ------------  ------------
(Loss) income before income taxes and equity in
  net losses of unconsolidated subsidiaries and
  affiliates                                           (8,386)       (5,685)        2,780             -         5,685        (5,606)
Income tax benefit (provision)                           (192)       (1,663)         (972)            -         2,813           (14)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
(Loss) income before equity in net losses of
  unconsolidated subsidiaries and affiliates           (8,578)       (7,348)        1,808             -         8,498        (5,620)

Equity in net income (losses) of unconsolidated
  subsidiaries                                          1,808       (35,520)            -             -        33,712             -
Equity in net income (losses) of affiliates                 -        (5,306)            -             -         5,306             -
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Net (loss) income                                $     (6,770) $    (48,174) $      1,808  $          -  $     47,516  $     (5,620)
                                                 ============  ============  ============  ============  ============  ============

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)

                                                   PARENT     ISSUER'S    GUARANTOR       OTHER
                                                   COMPANY    PARENT     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ---------   ---------  ------------  ------------   ------------   ------------
Operating activities:
  Net (loss) income                                $ (6,770)   $(48,174)   $  1,808    $          -   $     47,516   $   (5,620)
  Non-cash items:
    Equity in net losses of affiliates                    -       5,306           -               -         (5,306)           -
    Equity in net losses of unconsolidated
      subsidiaries                                   (1,808)     35,520           -               -        (33,712)           -
    Deferred taxes                                        -       1,663       1,150               -         (2,813)           -
    Depreciation and amortization                    13,569          14       5,254               -            (14)      18,823
    Provisions for bad debts                          2,146           -         (11)              -              -        2,135
    Interest expense                                  1,165           -           -               -              -        1,165
  Changes in operating assets and liabilities:
    Accounts receivable, net                         (3,996)          -          28               -              -       (3,968)
    Prepaid expenses and other current assets          (425)          -       2,360               -              -        1,935
    Due to (from) unconsolidated subsidiaries
      and Loral companies, net                        5,713         710     (10,109)              -           (710)     (4,396)
    Other assets                                      1,182         874          29               -           (874)      1,211
    Accounts payable                                 (3,532)          -        (232)              -              -      (3,764)
    Accrued expenses and other current
      liabilities                                         -      (9,389)          -               -          9,389           -
    Customer advances                                 1,243           -        (277)              -              -          966
                                                   --------    --------    --------    ------------   ------------   ----------
Net cash provided by (used in) operating
  activities                                          8,487     (13,476)          -               -         13,476        8,487
                                                   --------    --------    --------    ------------   ------------   ----------
Investing activities:
   Capital expenditures                              (1,599)          -           -               -              -       (1,599)
   Investments in and advances to unconsolidated
      subsidiaries                                        -         195           -               -           (195)           -
                                                   --------    --------    --------    ------------   ------------   ----------
Net cash (used in) provided by in investing
  activities                                         (1,599)        195           -               -           (195)      (1,599)
                                                   --------    --------    --------    ------------   ------------   ----------
Financing activities:
   Interest payments on 10% senior notes            (30,634)          -           -               -              -      (30,634)
   Repayments of other long-term obligations           (556)          -           -               -              -         (556)
   Note receivable from unconsolidated affiliate          -      17,284           -               -        (17,284)           -
   Proceeds from stock issuances                          -       2,157           -               -         (2,157)           -
                                                   --------    --------    --------    ------------   ------------   ----------
Net cash used in financing activities               (31,190)     19,441           -               -        (19,441)     (31,190)
                                                   --------    --------    --------    ------------   ------------   ----------
Increase (decrease) in cash and cash equivalents    (24,302)      6,160           -               -         (6,160)     (24,302)
Cash and cash equivalents--beginning of period       42,964       1,514           -               -         (1,514)      42,964
                                                   --------    --------    --------    ------------   ------------   ----------
Cash and cash equivalents--end of period           $ 18,662    $  7,674    $      -    $          -   $     (7,674)  $   18,662
                                                   ========    ========    ========    ============   ============   ==========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                        PARENT         ISSUER'S       GUARANTOR         OTHER
                                        COMPANY        PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                     -------------   -------------   -------------   -------------   -------------   -------------
Current assets:
 Cash and cash equivalents.........  $      42,964   $       1,514   $          --   $          --   $      (1,514)  $      42,964
 Accounts receivable, net..........          7,477              --             138              --              --           7,615
 Prepaid expenses and other current
   assets..........................          5,540             823           8,584              --          (1,734)         13,213
                                     -------------   -------------   -------------   -------------   -------------   -------------
   Total current assets............         55,981           2,337           8,722              --          (3,248)         63,792
Property, plant and equipment, net.        319,998              --         204,701              --              --         524,699
Note (payable) receivable from
 unconsolidated subsidiary.........        (31,540)        157,500              --              --        (157,500)        (31,540)
Due to (from) unconsolidated
 subsidiaries and Loral companies..        (97,652)         36,448         107,917              --         (40,859)          5,854
Investments in unconsolidated
 subsidiaries......................        304,590         (20,185)       (271,698)             --         (12,707)             --
Investments in and advances to
 affiliates........................             --          21,507              --              --         (21,507)             --
Other assets, net..................         16,622           3,191             696              --          (3,191)         17,318
                                     -------------   -------------   -------------   -------------   -------------   -------------
   Total assets....................  $     567,999   $     200,798   $      50,338   $          --   $    (239,012)  $     580,123
                                     =============   =============   =============   =============   =============   =============
Current liabilities:
 Current portion of long-term debt.  $      64,727   $          --   $          --   $          --   $          --   $      64,727
 Accounts payable..................          1,194           2,404           1,193              --          (2,404)          2,387
 Customer advances.................          1,208              --             521              --           2,002           3,731
 Accrued interest and preferred
  dividends........................          4,700          20,840              --              --         (20,840)          4,700
 Other current liabilities.........          1,968              --              35                          (2,003)             --
 Income taxes payable..............             --           8,123              --              --          (8,123)             --
                                     -------------   -------------   -------------   -------------   -------------   -------------
   Total current liabilities.......         73,797          31,367           1,749              --         (31,368)         75,545
Long-term liabilities..............          7,743          48,577          11,387              --         (58,942)          8,765
Long-term debt.....................        894,829         350,000              --              --        (350,000)        894,829
6% Series C convertible redeemable
 preferred stock...................             --         104,582              --              --        (104,582)             --
6% Series D convertible redeemable
 preferred stock...................             --          20,499              --              --         (20,499)             --
Stockholder's (deficit) equity:
 6% Series C convertible redeemable
  preferred stock..................             --          80,171              --              --         (80,171)             --
 6% Series D convertible redeemable
  preferred stock..................             --          15,125              --              --         (15,125)             --
 Common stock, par value $.01......             --           4,293              --              --          (4,293)             --
 Paid-in capital...................        604,166       3,389,035              --              --      (3,389,035)        604,166
 Treasury stock, at cost...........             --          (3,360)             --              --           3,360              --
 Unearned compensation.............             --            (151)             --              --             151              --
 Retained deficit..................     (1,012,536)     (3,782,107)         37,202              --       3,754,259      (1,003,182)
 Accumulated other comprehensive
  income...........................             --         (57,233)             --              --          57,233              --
                                     -------------   -------------   -------------   -------------   -------------   -------------
   Total stockholder's (deficit)
    equity.........................       (408,370)       (354,227)         37,202              --         326,379        (399,016)
                                     -------------   -------------   -------------   -------------   -------------   -------------
   Total liabilities and
    stockholder's (deficit)
    equity.........................  $     567,999   $     200,798   $      50,338   $          --   $    (239,012)  $     580,123
                                     =============   =============   =============   =============   =============   =============

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                        PARENT         ISSUER'S       GUARANTOR         OTHER
                                        COMPANY         PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                     -------------   -------------   -------------   ------------    -------------   -------------
Revenues from satellite services...  $      26,836   $          --   $      12,892   $         --    $     (10,107)  $      29,621
Costs of satellite services........         25,775              --           7,098             --          (10,107)         22,766
Selling, general and
  administrative expenses..........          2,704              19             404             --              (19)          3,108
Management fee expense.............             --             291              --             --             (291)             --
                                     -------------   -------------   -------------   ------------    -------------   -------------
Operating (loss) income............         (1,643)           (310)          5,390             --              310           3,747
Interest and investment income.....            220           5,230              --             --           (5,230)            220
Interest expense...................         (3,258)         (9,847)             --             --            9,847          (3,258)
                                     -------------   -------------   -------------   ------------    -------------   -------------
(Loss) income before income taxes,
  equity in net loss of
  unconsolidated subsidiaries and
  affiliates and cumulative effect
  of change in accounting principle         (4,681)         (4,927)          5,390             --            4,927             709
Income tax benefit (provision).....          3,412          (1,549)         (1,857)            --            2,301           2,307
                                     -------------   -------------   -------------   ------------    -------------   -------------
(Loss) income before equity in
  net loss of unconsolidated
  subsidiaries and affiliates and
  cumulative effect of change in
  accounting principle.............         (1,269)         (6,476)          3,533             --            7,228           3,016
Equity in net income (loss) of
  unconsolidated subsidiaries, net
  of taxes.........................          3,533        (874,287)             --             --          870,754              --
Equity in net loss of affiliates,
  net of taxes.....................             --         (15,597)             --             --           15,597              --
                                     -------------   -------------   -------------   ------------    -------------   -------------
(Loss) income before cumulative
  effect of change in accounting
  principle........................          2,264        (896,360)          3,533             --          893,579           3,016
Cumulative effect of change in
  accounting principle.............       (562,201)             --              --             --               --        (562,201)
                                     -------------   -------------   -------------   ------------    -------------   -------------
Net (loss) income..................  $    (559,937)  $    (896,360)  $       3,533   $         --    $     893,579   $    (559,185)
                                     =============   =============   =============   ============    =============   =============

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                 PARENT      ISSUER'S   GUARANTOR      OTHER
                                                 COMPANY      PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                ---------   ---------   ----------  ------------  ------------  ------------
Operating activities:
 (Loss) income from continuing
  operations.................................   $(559,937)  $(896,360)  $   3,533    $      --      $ 893,579     $(559,185)
 Non-cash items:
  Cumulative effect of change in accounting
  Principle..................................     562,201          --          --           --             --       562,201
 Equity in net losses of
  affiliates, net of taxes...................          --      15,597          --           --        (15,597)           --
 Equity in net losses of
  unconsolidated subsidiaries,
  net of taxes...............................      (3,533)    874,287          --           --       (870,754)           --
 Deferred taxes..............................          --       1,536         752           --         (2,288)           --
 Depreciation and amortization...............      13,570          --       5,253           --             --        18,823
 Non-cash interest income....................        (141)         --          --           --             --          (141)
 Provision for bad debts.....................         434                     192                                       626
Changes in operating assets and liabilities:
  Accounts receivable, net...................       2,513          --      (1,822)          --             --           691
  Prepaid expenses and other
   current assets............................         817         165         800           --           (165)        1,617
  Due to (from) unconsolidated
   subsidiaries and Loral companies..........       6,463      (4,300)     (9,838)                      4,300        (3,375)
  Other assets...............................      (1,089)        290          --           --           (290)       (1,089)
  Accounts payable and interest
   payable...................................      (2,170)       (277)         --           --            277        (2,170)
  Accrued expenses and other
   current liabilities.......................         247      (8,312)         --           --          8,312           247
  Customer advances..........................        (487)         --          --           --             --          (487)
  Income taxes payable.......................          --          13          --           --            (13)           --
  Deferred revenue...........................      (1,686)         --       1,130           --             --          (556)
  Other......................................          --        (166)         --           --            166            --
                                                ---------   ---------   ---------    ---------      ---------     ---------
Net cash (used in) provided by
 operating activities........................      17,202     (17,527)         --           --         17,527        17,202
                                                ---------   ---------   ---------    ---------      ---------     ---------
Investing activities:
 Investments in and advances to
  affiliates.................................          --      (1,557)         --           --          1,557            --
 Investments in and advances to
  unconsolidated subsidiaries................          --         172          --           --           (172)           --
                                                ---------   ---------   ---------    ---------      ---------     ---------
Net cash used in investing activities........          --      (1,385)         --           --          1,385            --
                                                ---------   ---------   ---------    ---------      ---------     ---------
Financing activities:
  Repayments of long-term
   obligations...............................        (324)         --          --           --             --          (324)
  Preferred dividends........................          --     (11,963)         --           --         11,963            --
  Proceeds from stock issuances..............          --       2,857          --           --         (2,857)           --
                                                ---------   ---------   ---------    ---------      ---------     ---------
Net cash used in financing
 activities..................................        (324)     (9,106)         --           --          9,106          (324)
                                                ---------   ---------   ---------    ---------      ---------     ---------
Increase (decrease) in cash
 and cash equivalents........................      16,878     (28,018)         --           --         28,018        16,878
Cash and cash equivalents--
 beginning of period.........................      19,399      46,068          --           --        (46,068)       19,399
                                                ---------   ---------   ---------    ---------      ---------     ---------
Cash and cash equivalents --
 end of period...............................   $  36,277   $  18,050   $      --    $      --      $ (18,050)    $  36,277
                                                =========   =========   =========    =========      =========     =========


ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

    Except for the historical information contained herein, the matters discussed in the following Management's Narrative Analysis of Results of Operations of Loral Orion, Inc. ("Loral Orion" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of the factors and conditions that could affect the outcome of forward-looking statements relate to
(i) the Company's financial structure, and (ii) operational matters. For a detailed discussion of these factors and conditions, please refer to the section of the Company's latest Annual Report on Form 10-K titled "Certain Factors that May Affect Future Results" beginning on page 4 and to the other periodic reports filed with the SEC by Loral Orion. In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. The Company undertakes no obligation to update any forward-looking statements.

GENERAL

    The principal business of Loral Orion is leasing transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"). Loral Skynet, a division of Loral SpaceCom Corporation ("Loral SpaceCom" or "LSC"), which is a subsidiary of Loral Space & Communications Corporation, which is in turn a subsidiary of Loral Space and Communications Ltd. ("Loral"), manages the Company's business. The Company operates in one segment, Fixed Satellite Services ("FSS").

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

CRITICAL ACCOUNTING MATTERS

    See the Company's latest Annual Report on Form 10-K filed with the SEC and Accounting Pronouncements below.

RESULTS OF OPERATIONS

    In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discusses the results of Loral Orion for the three months ended March 2003 and 2002.

EBITDA (1) (in millions):

                                 THREE MONTHS ENDED
                                      MARCH 31,
                               -----------------------
                                2003             2002
                               -------         -------
Revenues.................      $  25.2         $  29.6
                               =======         =======
EBITDA...................      $  16.1         $  22.6

Depreciation and
  amortization...........        (18.8)          (18.8)
                               -------         -------
Operating (loss) income..      $  (2.7)        $   3.8
                               =======         =======

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

FIRST QUARTER 2003 COMPARED WITH 2002

    Revenues were $25.2 million and $29.6 million in the first quarter of 2003 and 2002, respectively. Revenues decreased due to reduced prices and volume resulting from the global economic downturn, which has caused a delay in demand for new telecommunications applications and services.

     EBIDTA as reported was $16.1 million and $22.6 million in the first quarter of 2003 and 2002, respectively. This decrease was primarily due to renewing the insurance on one of the Company's satellites and higher bad debt expense in the first quarter of 2003.

     Depreciation and amortization was $18.8 million in both the first quarter of 2003 and 2002.

    As a result of the above, the Company had an operating loss of $2.7 million in the first quarter of 2003 as compared to operating income of $3.7 million in the first quarter of 2002.

    Interest income was $40,000 and $200,000 in the first quarter of 2003 and 2002, respectively. The decrease in the first quarter of 2003 as compared to the first quarter of 2002 was primarily due to a reduction in the balances held for investment.

    Interest expense was $2.9 million, net of capitalized interest of $0.4 million in the first quarter of 2003 as compared to $3.3 million in the first quarter of 2002.

    The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2003 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its current period tax losses to the extent such losses are utilized by the consolidated group in the current period; otherwise the Company is required to pay its separate Company income tax liability to Loral Space & Communications Corporation. The provision (benefit) for income taxes from continuing operations in the first quarter of 2003 and 2002 was $0.01 million and $(2.3) million on a pre-tax (loss) income of $(5.6) million and $0.7 million, respectively. In the first quarter of 2003, the Company continued to maintain a full valuation allowance against its deferred tax asset and recorded no benefit under the tax sharing agreement for its loss. In the first quarter of 2002, the Company recorded a benefit of $2.3 million under the tax sharing agreement for its loss.

    On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge for the cumulative effect of change in accounting principle of $562 million (see Accounting Pronouncements).

Operational Matters

    At March 31, 2003, the Company had contracted backlog of approximately $444 million (which includes $40 million to Loral companies), as compared to $453 million at December 31, 2002 (which included $42 million to Loral companies).

    The Company had total long-term debt of $928 million, including current portion of $65 million, outstanding at March 31, 2003, most of which matures in 2006. In addition to its debt service requirements, the Company's business is capital intensive and requires substantial investment. Much of this investment has already been incurred primarily to launch the Company's three satellites. At March 31, 2003, the Company had incurred costs of approximately $20 million (of which it has paid $5 million) related to the construction of Telstar 18/Apstar V which it intends to launch in 2003. The Company will need to incur approximately $9 million of additional costs to complete the construction, launch and insure Telstar 18/Apstar V and an additional $58 million to acquire additional transponders in the future on Telstar 18/Apstar V over the second through fifth anniversaries of the launch.

    At March 31, 2003 the Company had a retained deficit of $1 billion and stockholder's deficit of $405 million. The Company has generated cash from operating activities of $8 million and $17 million in the first quarter of 2003 and 2002, respectively. The Company believes its cash and net cash provided by operating activities will be adequate to meet its expected cash requirements through at least March 31, 2004. If the Company does not generate sufficient cash to satisfy its debt service and operating requirements, the Company may be required to seek alternative financing. Current market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed, and there can be no assurances as to the availability of additional financing or whether the terms of such financing, if it is available, would be acceptable to the Company. Loral Orion's 10% senior notes are guaranteed by Loral. If Loral fails to pay interest on its 9.5% senior notes when due, this will, upon expiration of a 30-day cure period, constitute an event of default under Loral's senior note indenture, which in turn would result in an event of default under the Loral SpaceCom Amended Credit Agreement and the Loral Satellite Credit Agreement. If the holders of the 9.5% senior notes, the lenders under the Loral SpaceCom credit facility or the lenders under the Loral Satellite credit facility were to accelerate their related debt following such event of default, an event of default would also occur with respect to Loral Orion's 10% senior notes.

    In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of March 31, 2003 and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

    Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, Loral Orion agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral Orion's behalf. As part of this coordination effort, Loral Orion agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to those transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral Orion continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

    Telstar 10/Apstar IIR has experienced minor losses of power from its solar arrays. Although, to date, Telstar 10/Apstar IIR has not experienced any degradation in performance, there can be no assurance that Telstar 10/Apstar IIR will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, when in the life of Telstar 10/Apstar IIR the loss occurred, and the number and type of uses being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of Telstar 10/Apstar IIR could result in a loss of revenues and profits. Based upon information currently available, including design redundancies to accommodate small power losses and the fact that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on its consolidated financial position or our results of operations.

    While the Company has in the past, consistent with industry practice and the requirements of our indenture, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. One other satellite owned by Loral Orion has the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with the renewal of insurance for this satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and results of operations. Some of Loral Orion's bondholders have questioned whether this limitation is in compliance with the insurance covenant in the Loral Orion indenture. Loral Orion believes that it is in compliance with the covenant as properly interpreted. If, however, Loral Orion's bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion's 10% senior notes could be accelerated.

    On September 20, 2002, Loral Orion entered into an agreement with APT Satellite Company Limited ("APT") pursuant to which Loral Orion will purchase a 50% interest in the Telstar 18/Apstar V satellite, a satellite under construction by SS/L for APT. Loral Orion's aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the estimated project cost of constructing, launching and insuring the Telstar 18/Apstar V satellite, which purchase price will be adjusted if the actual project cost is greater or less than $230.2 million. Telstar 18/Apstar V will have a total of 54 transponders, comprised of 24 standard C-band transponders, 14 extended C-band transponders and 16 Ku-band transponders. Under this transaction, Loral Orion has agreed to purchase 12 standard C-band, 7 extended C-band and 8 Ku-band transponders on Telstar 18/Apstar V, which capacity will be designated Telstar 18. Loral Orion will also have the option to enter into similar arrangements with APT on replacement satellites upon the end of life of Telstar 18/Apstar V. To be located at 138 degrees East Longitude, Telstar 18/ Apstar V is currently scheduled to be launched in the third quarter of 2003 and will be capable of providing Ku-band voice, video and data services to China, India and East Asia, and broadbeam C-band services throughout the Asia-Pacific region, including Australia and Hawaii. To ensure a timely launch of Telstar 18/ Apstar V, Loral Orion, APT and SS/L have agreed that a non-Chinese launch provider will be used.

    Pursuant to Loral Orion's agreement with APT, Loral Orion will pay one-half the purchase price prior to launch for 13.5 transponders on the satellite. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral Orion's condensed consolidated balance sheet as of March 31, 2003. Subject to certain acceleration rights on the part of Loral Orion, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral Orion as follows: on the second anniversary of the satellite's in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite's in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite's in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral Orion upon its payments thereon. As a result of finalizing the Telstar 18/Apstar V launch arrangements in March 2003, the Company agreed to take two fewer transponders without any corresponding change to the transponder cost borne by each of the parties. Loral Orion and APT are in the process of finalizing the definitive documents to reflect this change. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 transponders on Telstar 18/Apstar V, together with a lease of an additional transponder for an approximate two year period from the Telstar 18/Apstar V in-service date for approximately $29 million.

    The Company, like others in the satellite industry, are faced with significantly higher premiums on launch and in-orbit insurance, increasing thresholds in determining total losses for satellites in orbit and significantly shorter coverage periods than those that have been available in the past, which was due in part to the events of September 11, 2001. This development in the insurance industry has increased the Company's cost of doing business. The Company intends to pass on some of the increased cost to its customers. There can be no assurance, however, that the Company will be able to do so. Insurance market conditions have historically been cyclical in nature. While the Company anticipates that these conditions will improve in the future, there can be no assurance that they will.

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

SFAS 143

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has determined that there was no effect on its consolidated results of operations or its financial position upon the adoption of SFAS 143 on January 1, 2003.

FIN 45

    In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and has determined that there was no effect on its consolidated results of operations or its financial position.

FIN 46

    In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN 46.

SFAS 149

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivates) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The Company is currently evaluating the provisions of SFAS 149.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit 99.1 -- Certification of Chief Executive Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 -- Certification of Chief Financial Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K:

                     DATE OF REPORT                         DESCRIPTION
                 ---------------------
                         NONE

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LORAL ORION, INC. Registrant

Date: May 15, 2003             /s/ RICHARD J. TOWNSEND
                               -----------------------
                               Richard J. Townsend
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer and Registrant's
                               Authorized Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Orion, Inc,. (the "registrant") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Bernard
L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Bernard L. Schwartz
--------------------------
Bernard L. Schwartz
Chief Executive Officer
May 15, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Orion, Inc. (the "registrant") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I,
Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

    (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    (6) The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

/s/ Richard J. Townsend
----------------------------
Richard J. Townsend
Senior Vice President and
Chief Financial Officer
May 15, 2003

                                  EXHIBIT INDEX

 EXHIBIT NO.                                        DESCRIPTION
------------           ----------------------------------------------------------------------
Exhibit 99.1      --   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
                       1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                       2002

Exhibit 99.2      --   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                       1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                       2002