Form 10-Q
period 2003-06-30
LORAL ORION INC
filed 2003-08-14
CIK 1029850

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

                       FOR THE QUARTER ENDED JUNE 30, 2003

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

                                     PART 1.
                              FINANCIAL INFORMATION

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR AMOUNT)
                                   (UNAUDITED)

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2003            2002
                                                                                   -----------      -----------
                                 ASSETS
Current assets:
   Cash and cash equivalents..................................................     $    31,663      $    42,964
   Accounts receivable, net...................................................          11,289            7,615
   Prepaid expenses and other current assets..................................           8,130           13,213
   Due from Loral companies...................................................              --           52,577
                                                                                   -----------      -----------
       Total current assets...................................................          51,082          116,369
Satellites and related equipment, net.........................................         491,816          524,699
Other assets, net.............................................................          14,875           17,318
                                                                                   -----------      -----------
       Total assets...........................................................     $   557,773      $   658,386
                                                                                   ===========      ===========
              LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Current portion of long-term debt..........................................     $   927,141      $    64,727
   Accounts payable...........................................................           1,409            2,387
   Customer advances..........................................................           4,516            3,731
   Due to Loral companies.....................................................          37,310           46,723
   Accrued interest and other current liabilities.............................           4,750            4,700
                                                                                   -----------      -----------
       Total current liabilities..............................................         975,126          122,268
Customer advances.............................................................           8,982            8,765
Long-term debt................................................................              --          894,829
Note payable to Loral SpaceCom................................................          33,126           31,540
Commitments and contingencies (Notes 2 and 6)
Stockholder's deficit:
   Common stock, $.01 par value...............................................              --               --
   Paid-in capital............................................................         604,166          604,166
   Due from Loral companies...................................................         (52,483)              --
   Retained deficit...........................................................      (1,011,144)      (1,003,182)
                                                                                   -----------      -----------
       Total stockholder's deficit............................................        (459,461)        (399,016)
                                                                                   -----------      -----------
       Total liabilities and stockholder's deficit............................     $   557,773      $   658,386
                                                                                   ===========      ===========

            See notes to condensed consolidated financial statements

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                  -----------------------    ---------------------
                                                                    2003          2002         2003        2002
                                                                  -------      ----------    --------    ---------
Revenues from satellite services.............................     $24,712      $   27,579    $ 49,909    $  57,200
Operating expenses:
   Cost of satellite services................................      23,507          22,529      47,177       45,295
   Selling, general and administrative expenses..............         681           3,235       4,931        6,343
                                                                  -------      ----------    --------    ---------
Operating income (loss)......................................         524           1,815      (2,199)       5,562
Interest expense.............................................      (2,760)         (3,492)     (5,648)      (6,750)
Interest income..............................................          --              81           5          301
                                                                  -------      ----------    --------    ---------
Loss before income taxes and cumulative
  effect of change in accounting principle...................      (2,236)         (1,596)     (7,842)        (887)
Income tax (provision) benefit...............................        (106)           (938)       (120)       1,369
                                                                  -------      ----------    --------    ---------
(Loss) income before cumulative effect of
  change in accounting principle.............................      (2,342)         (2,534)     (7,962)         482
Cumulative effect of change in accounting
  principle (Note 7).........................................          --              --          --     (562,201)
                                                                  -------      ----------    --------    ---------
Net loss.....................................................     $(2,342)     $   (2,534)   $ (7,962)   $(561,719)
                                                                  =======      ==========    ========    =========

            See notes to condensed consolidated financial statements

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 ------------------------
                                                                    2003          2002
                                                                 ----------    ----------
Operating activities:
   Net loss..................................................    $   (7,962)   $ (561,719)
   Non-cash items:
       Depreciation and amortization.........................        37,647        37,647
       Interest..............................................           740          (529)
       Provisions for bad debts..............................           838           864
       Cumulative effect of change in accounting principle               --       562,201
   Changes in operating assets and liabilities:
       Accounts receivable...................................        (4,512)        1,128
       Prepaid expenses and other current assets.............         4,071         2,324
       Other assets..........................................         2,443         1,698
       Accounts payable......................................          (978)       (2,064)
       Accrued interest and other current liabilities........            50         2,811
       Customer advances.....................................         1,002        (3,260)
       Due from Loral companies, net.........................        (9,319)       (4,782)
                                                                 ----------    ----------
Net cash provided by operating activities....................        24,020        36,319
                                                                 ----------    ----------
Investing activities:
   Capital expenditures......................................        (3,752)           --
                                                                 ----------    ----------
Net cash used in investing activities........................        (3,752)           --
                                                                 ----------    ----------
Financing activities:
   Interest payments on 10% senior notes.....................       (30,634)           --
   Payment of satellite incentive obligation.................          (935)         (918)
                                                                 ----------    ----------
Net cash used in financing activities........................       (31,569)         (918)
                                                                 ----------    ----------
Net (decrease) increase in cash and cash equivalents.........       (11,301)       35,401
Cash and cash equivalents at beginning of period.............        42,964        19,399
                                                                 ----------    ----------
Cash and cash equivalents at end of period...................    $   31,663    $   54,800
                                                                 ==========    ==========

            See notes to condensed consolidated financial statements

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. RECENT EVENTS--BANKRUPTCY FILINGS

     On July 15, 2003, Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited ("Loral Asia Pacific"), (the "Debtor Subsidiaries"), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Lead Case No. 03-41716 (RDD), Case Nos. 03-41717 (RDD) through 03-41723 (RDD)) (the "Chapter 11 Cases"). Loral Orion and its Debtor Subsidiaries continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

     As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, Loral Orion's prepetition debt obligations, including its 10% senior notes obligations, have been accelerated and are immediately due and payable and Loral Orion's other prepetition debt obligations are subject to acceleration (see Note 4). A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. At this point, it is not possible to predict with certainty when a plan of reorganization will be confirmed by the Bankruptcy Court in the Chapter 11 Cases or how any such plan will treat the claims of prepetition creditors.

     During the pendency of the Chapter 11 Cases, Loral Orion's business will be subject to risks and uncertainties relating to the Chapter 11 Cases. For example, the Chapter 11 Cases could adversely affect relationships with Loral Orion's customers and suppliers, which could adversely affect the going concern value of the business and of its assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court which may limit Loral Orion's ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, Loral Orion's operations could be materially adversely affected.

     As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against Loral Orion and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, no party may take any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral Orion or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral Orion and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

3. BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared assuming the Company in its current structure will continue as a going concern. The factors mentioned in Note 2 above, however, among other things, raise substantial doubt about Loral Orion's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company's development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer retention and the Company's ability to continue to provide high quality services. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company's creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is forced to liquidate.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

Income Taxes

     The Company continued to maintain a 100% valuation allowance against its deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes, and recorded no benefit in 2003 under the tax sharing agreement with Loral Space and Communications Corporation for its loss. For the three and six months ended June 30, 2002, the Company recorded a provision of $0.9 million and a benefit of $1.4 million, respectively, under the tax sharing agreement.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

4. DEBT

     Debt consists of the following (in thousands):

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2003           2002
                                                                     ---------     ------------
10.00% senior notes due 2006:
   Principal amount..............................................    $  612,704    $  612,704
   Accrued interest (deferred gain on debt exchanges)............       214,446       245,080
11.25% senior notes due 2007 (principal amount $37 million)......        39,430        39,762
12.50% senior discount notes due 2007 (principal amount at
   maturity and accreted principal amount $49 million)                   53,469        53,982
Satellite incentive obligations..................................         7,092         8,028
                                                                     ----------    ----------
   Total debt....................................................       927,141       959,556
Less, current portion............................................       927,141        64,727
                                                                     ----------    ----------
   Long-term debt................................................    $      ---    $  894,829
                                                                     ==========    ==========

     As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, Loral Orion's prepetition debt obligations, including its 10% senior notes obligations, have been accelerated and are immediately due and payable and Loral Orion's other prepetition debt obligations are subject to acceleration and have been reclassified to current liabilities. A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. At this point, it is not possible to predict with certainty when a plan of reorganization will be confirmed by the Bankruptcy Court in the Chapter 11 Cases or how any such plan will treat the claims of prepetition creditors.

5. RELATED PARTY TRANSACTIONS

     Due (to) from Loral companies consist of the following (in thousands):

                                               JUNE 30,        DECEMBER 31,
                                                 2003             2002
                                               --------         --------
Loral Space & Communications Corporation       $43,700         $ 43,772
Loral Cyberstar, Inc......................       8,783            8,805
Loral SpaceCom Corporation ("LSC")........     (24,443)         (23,977)
Loral Skynet..............................      (6,314)          (7,854)
Space Systems/Loral ("SS/L")..............      (6,553)         (14,892)
                                               -------         --------
                                               $15,173         $  5,854
                                               =======         ========

     As a result of the uncertainty regarding collectibility, due to Loral Space & Communications Corporation and Loral CyberStar, L.P. filing voluntary petitions for reorganization, the Company's receivables due from Loral Space & Communications Corporation and Loral CyberStar, L.P., (aggregating $52.5 million) have been reflected as debit balances in stockholder's deficit.

     Note Payable to LSC

     The Company has a note payable outstanding with LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's new 10% senior notes. As of June 30, 2003, the balance of the note was $33.1 million, including accrued interest.

6. COMMITMENTS AND CONTINGENCIES

     On September 20, 2002, Loral Orion entered into an agreement with APT Satellite Company Limited ("APT") for the 50/50 joint acquisition of the Apstar V satellite, a satellite under construction by SS/L for APT. Loral Orion's aggregate purchase price for its 50% interest in the satellite will be 50% of the project cost of constructing, launching and insuring the satellite. At launch, Loral Orion will obtain title to 25% of the satellite, in return for payment by Loral Orion of half of its purchase price, a portion of which is funded by existing launch vehicle deposits. At June 30, 2003, the total purchase price for Loral Orion's 50% interest in the satellite was estimated at $113 million. Subject to certain acceleration rights on the part of Loral Orion, the remainder of the estimated purchase price will be paid by and title will transfer to Loral Orion as follows: $7 million for 2.5 additional transponders on the second anniversary of the satellite's in-service date; 13 million for three additional transponders on the third anniversary; and $18 million for four additional transponders on each of the fourth and fifth anniversary.

     In March 2003, as a result of finalizing launch arrangements for the satellite, Loral Orion agreed to take two fewer transponders (resulting in a reduction in the satellite percentage ownership allocation between APT and Loral Orion from 50/50 to 54/46), without changing the 50/50 cost allocation in the satellite as described above. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 transponders on the satellite, together with a lease of an additional transponder for an approximate two-year period from the satellite's in-service date, at a price equal to 12.5% of the project cost of the satellite. More recently and in response to concerns regarding the timely receipt of necessary export licenses to transfer title of the satellite from SS/L to APT, Loral Orion and APT have been engaged in discussions to revise their existing arrangement to provide for transfer at launch of a prepaid leasehold interest, instead of title, to APT. Under this arrangement, Loral Orion would hold title to the satellite, with APT leasing on a prepaid basis 77% of the transponders on the satellite commencing at launch. APT's leasehold interest in the satellite would be reduced over time (ultimately to 54%) as Loral Orion makes additional payments towards its share of the satellite project cost. This new arrangement may be subject to Bankruptcy Court approval.

     In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately $195 million as of June 30, 2003, and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

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

     While the Company has in the past, consistent with industry practice and the requirements of the Company's indenture, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Two satellites owned by Loral Orion have the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect these satellites. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. The Company believes that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with the renewal of insurance for the Company's other satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and results of operations.

     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, the Company does not believe that any of these other existing legal matters will have a material adverse effect on its consolidated financial position or results of operations. These claims against the Company are subject to the automatic stay as a result of the commencement of the Chapter 11 Cases. See Part II, Item 1, Legal Proceedings.

7. ACCOUNTING FOR GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

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

Other Acquired Intangible Assets

     The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary. Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets and were as follows at June 30, 2003 and December 31, 2002 (in millions):

                              JUNE 30, 2003                 DECEMBER 31, 2002
                         --------------------------      ----------------------
                          GROSS         ACCUMULATED       GROSS        ACCUMULATED
                         AMOUNT        AMORTIZATION      AMOUNT       AMORTIZATION
                         -------       ------------      -------      ------------
Customer relations       $   7.0         $   (5.0)       $   7.0         $ (4.5)
Trademarks..........         6.0             (4.3)           6.0           (3.9)
Regulatory..........         2.5             (1.6)           2.5           (1.4)
                         -------         --------        -------         ------
   Total............     $  15.5         $  (10.9)       $  15.5         $ (9.8)
                         =======         ========        =======         ======

     As of June 30, 2003, the weighted average remaining amortization period for customer relations and trademarks was two years and for regulatory fees was seven years.

     Total amortization expense for other acquired intangible assets was $0.5 million for both the three months ended June 30, 2003 and 2002 and $1.1 million for both the six months ended June 30, 2003 and 2002. Annual amortization expense for other acquired intangible assets for the five years ending December 31, 2007 is estimated to be as follows (in millions):

2003....................   $  2.0
2004....................      2.0
2005....................      1.2
2006....................       --
2007....................       --

                                       8

8. NEW ACCOUNTING PRONOUNCEMENTS

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

FIN 45

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and has determined that there was no effect on its consolidated results of operations or its financial position.

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

SFAS 149

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivates) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that there will be no effect on its consolidated results of operation or financial position upon the adoption of SFAS 149 on July 1, 2003.

SFAS 150

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for the Company beginning on July 1, 2003. The Company believes that there will be no effect on its consolidated results of operation or financial position upon the adoption of SFAS 150 on July 1, 2003.

9. FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT, GUARANTOR SUBSIDIARIES AND OTHER SUBSIDIARIES

     Loral Orion's (the "Parent Company") 10% Senior Notes due 2006 are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of its wholly-owned subsidiaries (the "Guarantor Subsidiaries") and Loral ("Issuer's Parent"). The Company's remaining original senior notes and senior discount notes are fully and unconditionally guaranteed on a joint and several basis by the Parent Company, the Guarantor Subsidiaries and substantially all of the other wholly-owned subsidiaries (the "Other Subsidiaries"). The Parent Company, the Guarantor Subsidiaries and certain other non-guarantor subsidiaries of Loral Orion filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

     Presented below is condensed consolidating financial information for the Parent Company, Issuer's Parent, the Guarantor Subsidiaries and the Other Subsidiaries as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Issuer's Parent, Guarantor Subsidiaries and Other Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and the Other Subsidiaries using the equity method of accounting. The Company's significant transactions with its subsidiaries, other than the investment account and related equity in net loss of unconsolidated subsidiaries, are intercompany payables and receivables between its subsidiaries.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2003
                                 (IN THOUSANDS)

                                                   PARENT        ISSUER'S    GUARANTOR      OTHER
                                                   COMPANY        PARENT    SUBSIDIARIES SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -----------   -----------  ------------ ------------   ------------   ------------
Current assets:
  Cash and cash equivalents                      $    31,663   $     4,351   $        -  $          -    $    (4,351)  $    31,663
  Accounts receivable, net                            11,259             -           30             -              -        11,289
  Prepaid expenses and other current assets            5,182         6,221        3,872             -         (7,145)        8,130
                                                 -----------   -----------   ----------  ------------    -----------   -----------
       Total current assets                           48,104        10,572        3,902             -        (11,496)       51,082
Property, plant and equipment, net                   297,622             -      194,194             -              -       491,816
Notes (payable to) receivable from
  unconsolidated subsidiary                          (33,126)      140,216            -             -       (140,216)      (33,126)
Due to (from) unconsolidated subsidiaries           (155,776)       36,754      130,195             -        (48,493)      (37,310)
Investments in unconsolidated subsidiaries                 -      (137,082)           -             -        137,082             -
Investments in and advances to affiliates            313,234         8,223     (271,698)            -        (49,759)            -
Other assets, net                                     14,241         2,676          647             -         (2,689)       14,875
                                                 -----------   -----------   ----------  ------------    -----------   -----------
       Total assets                              $   484,309   $    61,359   $   57,240  $          -    $  (115,571)  $   487,337
                                                 ===========   ===========   ==========  ============    ===========   ===========
Current liabilities:
  Current portion of long-term debt              $   927,141   $   350,000   $        -  $          -    $  (350,000)  $   927,141
  Accounts payable                                       447         1,445          962             -         (1,445)        1,409
  Customer advances                                    4,223             -          293             -              -         4,516
  Accrued interest, preferred dividends
    and other current liabilities                      4,750        27,559            -             -        (27,559)        4,750
  Income taxes payable                                     -         8,123            -             -         (8,123)            -
                                                 -----------   -----------   ----------  ------------    -----------   -----------
       Total current liabilities                     936,561       387,127        1,255             -       (387,127)      937,816
Long-term liabilities                                  7,979        51,972       15,964             -        (66,933)        8,982
Stockholder's (deficit) equity:
  6% Series C convertible redeemable preferred
    stock                                                  -       184,753            -             -       (184,753)            -
  6% Series D convertible redeemable preferred
    stock                                                  -        35,624            -             -        (35,624)            -
  Common stock, par value $.01                             -         4,409            -             -         (4,409)            -
  Paid-in capital                                    604,166     3,392,821            -             -     (3,392,821)      604,166
  Treasury stock, at cost                                  -        (3,360)           -             -          3,360             -
  Unearned compensation                                    -          (208)           -             -            208             -
  Due from Loral companies                           (52,483)            -            -             -              -       (52,483)
  Retained deficit                                (1,011,914)   (3,932,790)      40,021             -      3,893,539    (1,011,144)
  Accumulated other comprehensive income                   -       (58,989)           -             -         58,989             -
                                                 -----------   -----------   ----------  ------------    -----------   -----------
       Total stockholder's (deficit) equity         (460,231)     (377,740)      40,021             -        338,489      (459,461)
                                                 -----------   -----------   ----------  ------------    -----------   -----------
       Total liabilities and stockholder's
         (deficit) equity                        $   484,309   $    61,359   $   57,240  $          -    $  (115,571)  $   487,337
                                                 ===========   ===========   ==========  ============    ===========   ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                  PARENT      ISSUER'S    GUARANTOR       OTHER
                                                  COMPANY      PARENT    SUBSIDIARIES SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                 --------    ---------   ------------  ------------    ------------  ------------
Revenues from satellite services                 $ 22,949    $       -    $   9,732    $         -     $    (7,969)    $ 24,712
Costs of satellite services                        23,594            -        7,882              -          (7,969)      23,507
Selling, general and administrative
  expenses                                            385        2,762          296              -          (2,762)         681
Management fee expense                                  -          109            -              -            (109)           -
                                                 --------    ---------    ---------    -----------     -----------     --------
Operating (loss) income                            (1,030)      (2,871)       1,554              -           2,871          524
Interest and investment income                          -        5,781            -              -          (5,781)           -
Interest expense                                   (2,760)      (9,859)           -              -           9,859       (2,760)
                                                 --------    ---------    ---------    -----------     -----------     --------
(Loss) income before income taxes and
  equity in net losses of unconsolidated
  subsidiaries and affiliates                      (3,790)      (6,949)       1,554              -           6,949       (2,236)
Income tax (provision) benefit                       (698)      (1,732)        (543)             -           2,867         (106)
                                                 --------    ---------    ---------    -----------     -----------     --------
(Loss) income before equity in net losses
  of unconsolidated subsidiaries and affiliates    (4,488)      (8,681)       1,011              -           9,816       (2,342)
Equity in net income (losses) of unconsolidated
  subsidiaries                                      1,011      (79,621)           -              -          78,610            -
Equity in net (losses) income of affiliates             -       (7,487)           -              -           7,487            -
                                                 --------    ---------    ---------    -----------     -----------     --------
Net (loss) income                                $ (3,477)   $ (95,789)   $   1,011    $         -     $    95,913     $ (2,342)
                                                 ========    =========    =========    ===========     ===========     ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                  PARENT     ISSUER'S     GUARANTOR       OTHER
                                                  COMPANY     PARENT    SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                 --------   ----------  ------------  ------------    ------------  ------------
Revenues from satellite services                 $ 46,024    $      -      $20,669       $     -        $  (16,784)    $ 49,909
Costs of satellite services                        48,196           -       15,765             -           (16,784)      47,177
Selling, general and administrative expenses        4,361       4,184          570             -            (4,184)       4,931
Management fee expense                                  -         109            -             -              (109)           -
                                                 --------   ---------      -------       -------        ----------     --------
Operating income (loss)                            (6,533)     (4,293)       4,334             -             4,293       (2,199)
Interest and investment income                          5      11,328            -             -           (11,328)           5
Interest expense                                   (5,648)    (19,669)           -             -            19,669       (5,648)
                                                 --------   ---------      -------       -------        ----------     --------
(Loss) income before income taxes and equity
  in net losses of unconsolidated subsidiaries
  and affiliates                                  (12,176)    (12,634)       4,334             -            12,634       (7,842)
Income tax (provision) benefit                       (890)     (3,395)      (1,515)            -             5,680         (120)
                                                 --------   ---------      -------       -------        ----------     --------
(Loss) income before equity in net losses of
  unconsolidated subsidiaries and affiliates      (13,066)    (16,029)       2,819             -            18,314       (7,962)
Equity in net income (losses) of
  unconsolidated subsidiaries                       2,819    (115,141)           -             -           112,322            -
Equity in net (losses) income of affiliates             -     (12,793)           -             -            12,793            -
                                                 --------   ---------      -------       -------        ----------     --------
Net (loss) income                                $(10,247)  $(143,963)     $ 2,819       $     -        $  143,429     $ (7,962)
                                                 ========   =========      =======       =======        ==========     ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                    PARENT     ISSUER'S     GUARANTOR       OTHER
                                                    COMPANY     PARENT    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   --------   ---------   ------------   ------------  ------------   ------------
Operating activities:
  Net (loss) income                                $(10,247)  $(143,963)    $  2,819       $      -      $ 143,429      $ (7,962)
  Non-cash items:
    Equity in net losses of affiliates                           12,793                                    (12,793)            -
    Equity in net losses of unconsolidated
      subsidiaries                                   (2,819)    115,141                                   (112,322)            -
    Deferred taxes                                        -       3,395        2,285              -         (5,680)            -
    Depreciation and amortization                    27,140          28       10,507              -            (28)       37,647
    Provisions for bad debt                             802           -           36              -              -           838
    Interest                                            740           -            -              -              -           740
    Accounts receivable, net                         (4,584)          -           72              -              -        (4,512)
    Prepaid expenses and other current assets        (1,565)          -        5,636              -              -         4,071
    Due to (from) Loral companies, net               11,586        (306)     (20,905)             -            306        (9,319)
    Other assets                                      2,381      (4,883)          62              -          4,883         2,443
    Accounts payable                                   (746)          -         (232)             -              -          (978)
    Accrued expenses and other current
      liabilities                                        50        (960)           -              -            960            50
    Customer advances                                 1,282           -         (280)             -              -         1,002
                                                   --------   ---------     --------       --------      ---------      --------
Net cash provided by (used in) operating
  activities                                         24,020     (18,755)           -              -         18,755        24,020
                                                   --------   ---------     --------       --------      ---------      --------
Investing activities:
  Capital expenditures                               (3,752)          -            -              -              -        (3,752)
  Investments in and advances to unconsolidated
    subsidiaries                                          -         491            -              -           (491)            -
                                                   --------   ---------     --------       --------      ---------      --------
Net cash (used in) provided by in investing
  activities                                         (3,752)        491            -              -           (491)       (3,752)
                                                   --------   ---------     --------       --------      ---------      --------
Financing activities:
  Interest payments on 10% senior notes             (30,634)          -            -              -              -       (30,634)
  Repayments of other long-term obligations            (935)          -            -              -              -          (935)
  Note receivable from unconsolidated affiliate           -      17,284            -              -        (17,284)            -
  Proceeds from stock issuances                           -       3,817            -              -         (3,817)            -
                                                   --------   ---------     --------       --------      ---------      --------
Net cash (used in) provided by financing
  activities                                        (31,569)     21,101            -              -        (21,101)      (31,569)
                                                   --------   ---------     --------       --------      ---------      --------
(Decrease) increase in cash and cash equivalents    (11,301)      2,837            -              -         (2,837)      (11,301)
Cash and cash equivalents--beginning of period       42,964       1,514            -              -         (1,514)       42,964
                                                   --------   ---------     --------       --------      ---------      --------
Cash and cash equivalents--end of period           $ 31,663   $   4,351     $      -       $      -      $  (4,351)     $ 31,663
                                                   ========   =========     ========       ========      =========      ========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                            PARENT      ISSUER'S      GUARANTOR       OTHER
                                            COMPANY      PARENT     SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                         -----------  -----------   ------------   ------------     ------------     ------------
Current assets:
 Cash and cash equivalents..........     $    42,964  $     1,514    $       --        $ --         $    (1,514)     $    42,964
 Accounts receivable, net...........           7,477           --           138          --                  --            7,615
 Prepaid expenses and other
   current assets...................           5,540          823         8,584          --              (1,734)          13,213
                                         -----------  -----------    ----------        ----         -----------      -----------
   Total current assets.............          55,981        2,337         8,722          --              (3,248)          63,792
Property, plant and equipment,
   net.                                      319,998           --       204,701          --                  --          524,699
Notes (payable to) receivable from
 unconsolidated subsidiary..........         (31,540)     157,500            --          --            (157,500)         (31,540)
Due to (from) unconsolidated
 subsidiaries and Loral companies...         (97,652)      36,448       107,917          --             (40,859)           5,854
Investments in unconsolidated
 subsidiaries.......................         304,590      (20,185)     (271,698)         --             (12,707)              --
Investments in and advances to
 affiliates.........................              --       21,507            --          --             (21,507)              --
Other assets, net...................          16,622        3,191           696          --              (3,191)          17,318
                                         -----------  -----------    ----------        ----         -----------      -----------
   Total assets.....................     $   567,999  $   200,798    $   50,338        $ --         $  (239,012)     $   580,123
                                         =========== ============    ==========        ====         ===========      ===========
Current liabilities:
 Current portion of
   long-term debt...................     $    64,727  $        --    $       --        $ --         $        --      $    64,727
 Accounts payable...................           1,194        2,404         1,193          --              (2,404)           2,387
 Customer advances..................           1,208           --           521          --               2,002            3,731
 Accrued interest and preferred
  dividends.........................           4,700       20,840            --          --             (20,840)           4,700
 Other current liabilities..........           1,968           --            35                          (2,003)              --
 Income taxes payable...............              --        8,123            --          --              (8,123)              --
                                         -----------  -----------    ----------        ----         -----------      -----------
   Total current liabilities........          73,797       31,367         1,749          --             (31,368)          75,545
Long-term liabilities...............           7,743       48,577        11,387          --             (58,942)           8,765
Long-term debt......................         894,829      350,000            --          --            (350,000)         894,829
6% Series C convertible redeemable
 preferred stock....................              --      104,582            --          --            (104,582)              --
6% Series D convertible redeemable
 preferred stock....................              --       20,499            --          --             (20,499)              --
Stockholder's (deficit) equity:
 6% Series C convertible
   redeemable preferred stock.......              --       80,171            --          --             (80,171)              --
 6% Series D convertible
   redeemable preferred stock.......              --       15,125            --          --             (15,125)              --
 Common stock, par value $.01.......              --        4,293            --          --              (4,293)              --
 Paid-in capital....................         604,166    3,389,035            --          --          (3,389,035)         604,166
 Treasury stock, at cost............              --       (3,360)           --          --               3,360               --
 Unearned compensation..............              --         (151)           --          --                 151               --
 Retained deficit...................      (1,012,536)  (3,782,107)       37,202          --           3,754,259       (1,003,182)
 Accumulated other comprehensive
  income............................              --      (57,233)           --          --              57,233               --
                                         -----------  -----------    ----------        ----         -----------      -----------
   Total stockholder's (deficit)
    equity..........................        (408,370)    (354,227)       37,202          --             326,379         (399,016)
                                         -----------  -----------    ----------        ----         -----------      -----------
   Total liabilities and
    stockholder's (deficit) equity..     $   567,999  $   200,798    $   50,338        $ --         $  (239,012)     $   580,123
                                         ===========  ===========    ==========        ====         ===========      ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                          PARENT     ISSUER'S      GUARANTOR       OTHER
                                         COMPANY      PARENT     SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                         --------    --------    ------------   ------------     ------------       ------------
Revenues from satellite services..       $ 24,971    $     --     $ 11,281           $--           $ (8,673)          $ 27,579
Costs of satellite services.......         24,104          --        7,098            --             (8,673)            22,529
Selling, general and
   administrative expenses........          2,925       2,438          310            --             (2,438)             3,235
Management fee expense............             --        (264)          --            --                264                 --
                                         --------    --------     --------           ---           --------           --------
Operating (loss) income...........         (2,058)     (2,174)       3,873            --              2,174              1,815
Interest and investment income....             81       5,387           --            --             (5,387)                81
Interest expense..................         (3,492)     (9,805)          --            --              9,805             (3,492)
                                         --------    --------     --------           ---           --------           --------
(Loss) income before income taxes
   and equity in net loss of
   unconsolidated subsidiaries and
   affiliates.....................         (5,469)     (6,592)       3,873            --              6,592             (1,596)
Income tax (provision) benefit....         (1,815)     (1,605)      (1,371)           --              3,853               (938)
                                         --------    --------     --------           ---           --------           --------
(Loss) income before equity in
   net loss of unconsolidated
   subsidiaries and affiliates....         (7,284)     (8,197)       2,502            --             10,445             (2,534)
Equity in net income (loss) of
   unconsolidated subsidiaries, net
   of taxes.......................          2,502       6,287           --            --             (8,789)                --
Equity in net loss of affiliates,
   net of taxes...................             --     (20,659)          --            --             20,659                 --
                                         --------    --------     --------           ---           --------           --------
Net (loss) income.................       $ (4,782)   $(22,569)    $  2,502           $--           $ 22,315           $ (2,534)
                                         ========    ========     ========           ===           ========           ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                      PARENT     ISSUER'S     GUARANTOR          OTHER
                                     COMPANY      PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                    --------    --------    ------------      ------------     ------------      ------------
Revenues from satellite services..  $  51,807   $       --     $ 24,173           $--           $ (18,780)        $  57,200
Costs of satellite services.......     49,879                    14,196            --             (18,780)           45,295
Selling, general and
  administrative expenses........       5,629        2,457          714            --              (2,457)            6,343
Management fee expense............         --           27           --            --                 (27)               --
                                    ---------   ----------     --------           ---           ---------         ---------
Operating (loss) income...........     (3,701)      (2,484)       9,263            --               2,484             5,562
Interest and investment income....        301       10,617           --            --             (10,617)              301
Interest expense..................     (6,750)     (19,652)          --            --              19,652            (6,750)
                                    ---------   ----------     --------           ---           ---------         ---------
(Loss) income before income
  taxes, equity in net loss of
  unconsolidated subsidiaries
  and affiliates and cumulative
  effect of change in accounting
  principle.......................    (10,150)     (11,519)       9,263            --              11,519              (887)
Income tax benefit (provision)....      2,349       (3,154)      (3,228)           --               5,402             1,369
                                    ---------   ----------     --------           ---           ---------         ---------
(Loss) income before equity in
  net loss of unconsolidated
  subsidiaries and affiliates
  and cumulative effect of change
  in accounting principle.........     (7,801)     (14,673)       6,035            --              16,921               482
Equity in net income (loss) of
  unconsolidated subsidiaries,
  net of taxes..................        6,035     (868,000)          --            --             861,965                --
Equity in net loss of affiliates,
  net of taxes.................            --      (36,256)          --            --              36,256                --
                                    ---------   ----------     --------           ---           ---------         ---------
(Loss) income before cumulative
  effect of change in accounting
  principle....................        (1,766)    (918,929)       6,035            --             915,142               482
Cumulative effect of change in
  accounting principle.........      (562,201)          --           --            --                  --          (562,201)
                                    ---------   ----------     --------           ---           ---------         ---------
Net (loss) income...............    $(563,967)  $ (918,929)    $  6,035           $--           $ 915,142         $(561,719)
                                    =========   ==========     ========           ===           =========         =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                         PARENT      ISSUER'S     GUARANTOR          OTHER
                                         COMPANY      PARENT     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       CONSOLIDATED
                                        ---------   ----------   ------------     ------------    ------------       ------------
Operating activities:
   Net (loss) income................    $(563,967)  $ (918,929)    $  6,035           $--           $ 915,142         $(561,719)
   Non-cash items:
     Cumulative effect of change
       in accounting principle......      562,201           --           --            --                  --           562,201
     Equity in net loss of
       affiliates, net of taxes.....           --       36,256           --            --             (36,256)               --
     Equity in net loss of
       unconsolidated subsidiaries,
       net of taxes.................       (6,035)     868,000           --            --            (861,965)               --
     Deferred taxes.................           --        3,135        2,248            --              (5,383)               --
     Depreciation and amortization..       27,141           --       10,506                                --            37,647
     Non-cash interest income.......         (529)          --           --            --                  --              (529)
     Provisions for bad debts.......          674           --          190            --                  --               864
   Changes in operating assets
     and liabilities:
     Accounts receivable, net.......        1,507           --         (379)           --                  --             1,128
     Prepaid expenses and other
       current assets...............          788       (1,719)       1,536            --               1,719             2,324
     Due to (from) Loral
       companies, net...............       15,766           --      (20,151)           --                (397)           (4,782)
     Due to (from) unconsolidated
       subsidiaries.................         (397)      (6,129)          --            --               6,526                --
     Other assets...................        1,587         (379)         111            --                 379             1,698
     Accounts payable...............       (2,065)        (317)          --            --                 318            (2,064)
     Accrued expenses and other
       current liabilities..........        2,811       (1,897)          --            --               1,897             2,811
     Customer advances..............       (1,192)          --          (40)           --                  (1)           (1,233)
     Income taxes payable...........           --           19           --            --                 (19)               --
     Deferred revenue...............       (1,971)          --          (56)           --                  --            (2,027)
     Other..........................           --          165           --            --                (165)               --
                                        ---------   ----------     --------           ---           ---------         ---------
Net cash provided by (used in)
   operating activities.............       36,319      (21,795)          --            --              21,795            36,319
                                        ---------   ----------     --------           ---           ---------         ---------
Investing activities:
     Investments in and advances
       to affiliates................           --       (2,162)          --            --               2,162                --
     Investments in and advances
       to unconsolidated
       subsidiaries.................           --         (857)          --            --                 857                --
                                        ---------   ----------     --------           ---           ---------         ---------
Net cash used in investing
  activities........................           --       (3,019)          --            --               3,019                --
                                        ---------   ----------     --------           ---           ---------         ---------
Financing activities:
     Repayments of long-term
       obligations..................         (918)          --           --            --                  --              (918)
     Preferred dividends............           --      (20,878)          --            --              20,878                --
     Proceeds from stock
       issuances....................           --        7,154           --            --              (7,154)               --
                                        ---------   ----------     --------           ---           ---------         ---------
Net cash used in financing
     activities.....................         (918)     (13,724)          --            --              13,724              (918)
                                        ---------   ----------     --------           ---           ---------         ---------
Increase (decrease) in cash
   and cash equivalents.............       35,401      (38,538)          --            --              38,538            35,401
Cash and cash equivalents --
   beginning of period..............       19,399       46,068           --            --             (46,068)           19,399
                                        ---------   ----------     --------           ---           ---------         ---------
Cash and cash equivalents --
   end of period....................    $  54,800   $    7,530     $     --           $--           $  (7,530)        $  54,800
                                        =========   ==========     ========           ===           =========         =========

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Narrative Analysis of Results of Operations of Loral Orion, Inc. ("Loral Orion" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. These include the Company developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer retention and the Company's ability to continue to provide high quality services. For a detailed discussion of additional factors and conditions, please also refer to the section of the Company's latest Annual Report on Form 10-K titled "Certain Factors that May Affect Future Results" beginning on page 4 and to the other periodic reports filed with the SEC by Loral Orion. In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. The Company undertakes no obligation to update any forward-looking statements.

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

RECENT EVENTS--BANKRUPTCY FILINGS

     On July 15, 2003, Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited ("Loral Asia Pacific"), (the "Debtor Subsidiaries"), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Lead Case No. 03-41716 (RDD), Case Nos. 03-41717 (RDD) through 03-41723 (RDD)) (the "Chapter 11 Cases"). Loral Orion and its Debtor Subsidiaries continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

     As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, Loral Orion's prepetition debt obligations, including its 10% senior notes obligations, have been accelerated and are immediately due and payable and Loral Orion's other prepetition debt obligations are subject to acceleration (see Note 4 to the condensed consolidated financial statements). As of July 15, 2003, Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. At this point, it is not possible to predict with certainty when a plan of reorganization will be confirmed by the Bankruptcy Court in the Chapter 11 Cases or how any such plan will treat the claims of prepetition creditors.

     During the pendency of the Chapter 11 Cases, Loral Orion's business will be subject to risks and uncertainties relating to the Chapter 11 Cases. For example, the Chapter 11 Cases could adversely affect relationships with Loral Orion's customers and suppliers, which could adversely affect the going concern value of the business and of its assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court which may limit Loral Orion's ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, Loral Orion's operations could be materially adversely affected.

     As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against Loral Orion and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under
Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, no party may take any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral Orion or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral Orion and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

     The condensed consolidated financial statements have been prepared assuming the Company in its current structure will continue as a going concern. The factors mentioned above, however, among other things, raise substantial doubt about Loral Orion's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company's development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer retention and the Company's ability to continue to provide high quality services. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company's creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is forced to liquidate.

CRITICAL ACCOUNTING MATTERS

     See the Company's latest Annual Report on Form 10-K filed with the SEC and Accounting Pronouncements below.

RESULTS OF OPERATIONS

     In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization ("EBITDA") as a measure of segment profit or loss. The following discusses the results of Loral Orion for the three and six months ended June 30, 2003 and 2002.

EBITDA (1) (in millions):

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                       -----------------------       -----------------
                                         2003           2002          2003       2002
                                       --------       -------        ------     ------
Revenues.............................  $   24.7       $  27.6        $ 49.9     $ 57.2
                                       ========       =======        ======     ======
EBITDA...............................  $   19.3       $  20.6        $ 35.4     $ 43.2
Depreciation and amortization........     (18.8)        (18.8)        (37.6)     (37.6)
                                       --------       -------        ------     ------
Operating income (loss)..............  $    0.5       $   1.8        $ (2.2)    $  5.6
                                       ========       =======        ======     ======

     (1) EBITDA is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of the Company's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH JUNE 30, 2002

     Revenues were $24.7 million and $27.6 million in 2003 and 2002, respectively. Revenues decreased due to reduced prices and volume resulting from the global economic downturn, which has caused a delay in demand for new telecommunications applications and services.

     EBIDTA was $19.3 million and $20.6 million in 2003 and 2002, respectively. This decrease was primarily due to lower revenues, higher insurance costs resulting from the renewal of a policy for one of the Company's satellites, offset by lower bad debt expense.

     Depreciation and amortization was $18.8 million in both 2003 and 2002.

     As a result of the above, the Company had operating income of $0.5 million in 2003 as compared to operating income of $1.8 million in 2002.

     Interest expense was $2.8 million, net of capitalized interest of $0.5 million in 2003 as compared to $3.5 million in 2002. As a result of the Company's voluntary petitions for reorganization, interest expense will decrease subsequent to July 14, 2003, since the Company does not expect to pay interest on its debt obligations.

     Interest income was zero and $0.1 million in 2003 and 2002, respectively.

     The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2003 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its current period tax losses to the extent such losses are utilized by the consolidated group in the current period; otherwise the Company is required to pay its separate Company income tax liability to Loral Space & Communications Corporation. The provision for income taxes from continuing operations for the three months ended June 30, 2003 and 2002 was $0.1 million and $0.9 million on a pre-tax loss of $2.2 million and $1.6 million, respectively. In 2003, the Company continued to maintain a full valuation allowance against its deferred tax asset and recorded no benefit under the tax sharing agreement for its loss. In 2002, the Company recorded a provision of $0.9 million under the tax sharing agreement.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH JUNE 30, 2002

     Revenues were $49.9 million and $57.2 million in 2003 and 2002, respectively. Revenues decreased due to reduced prices and volume resulting from the global economic downturn, which has caused a delay in demand for new telecommunications applications and services.

     EBIDTA was $35.4 million and $43.2 million in 2003 and 2002, respectively. This decrease was primarily due to lower revenues and renewing the insurance on one of the Company's satellites, offset by lower marketing expenses.

     Depreciation and amortization was $37.6 million in both 2003 and 2002.

     As a result of the above, the Company had an operating loss of $2.2 million in 2003, as compared to operating income of $5.6 million in 2002.

     Interest expense was $5.6 million, net of capitalized interest of $0.8 million in 2003 as compared to $6.8 million in 2002. As a result of the Company's voluntary petitions for reorganization, interest expense will decrease subsequent to July 14, 2003, since the Company does not expect to pay interest on its debt obligations.

     Interest income was $5,000 and $301,000 in 2003 and 2002, respectively. The decrease in 2003 as compared to 2002 was primarily due to a reduction in the balances held for investment.

     The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2003 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its current period tax losses to the extent such losses are utilized by the consolidated group in the current period; otherwise the Company is required to pay its separate Company income tax liability to Loral Space & Communications Corporation. The (provision) benefit for income taxes from continuing operations for the six months ended June 30, 2003 and 2002 was $(0.1) million and $1.4 million on a pre-tax loss of $7.8 million and $0.9 million, respectively. In 2003, the Company continued to maintain a full valuation allowance against its deferred tax asset and recorded no benefit under the tax sharing agreement for its loss. In 2002, the Company recorded a benefit of $1.4 million under the tax sharing agreement.

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge for the cumulative effect of change in accounting principle of $562 million (see Accounting Pronouncements).

Operational Matters

     At June 30, 2003, the Company had contracted backlog of approximately $373 million (which includes $39 million to Loral companies), as compared to $453 million at December 31, 2002 (which included $42 million to Loral companies).

     On September 20, 2002, Loral Orion entered into an agreement with APT Satellite Company Limited ("APT") for the 50/50 joint acquisition of the Apstar V satellite, a satellite under construction by SS/L for APT. Loral Orion's aggregate purchase price for its 50% interest in the satellite will be 50% of the project cost of constructing, launching and insuring the satellite. At launch, Loral Orion will obtain title to 25% of the satellite, in return for payment by Loral Orion of half of its purchase price, a portion of which is funded by existing launch vehicle deposits. At June 30, 2003, the total purchase price for Loral Orion's 50% interest in the satellite was estimated at $113 million. Subject to certain acceleration rights on the part of Loral Orion, the remainder of the estimated purchase price will be paid by and title will transfer to Loral Orion as follows: $7 million for 2.5 additional transponders on the second anniversary of the satellite's in-service date; 13 million for three additional transponders on the third anniversary; and $18 million for four additional transponders on each of the fourth and fifth anniversary.


     In March 2003, as a result of finalizing launch arrangements for the satellite, Loral Orion agreed to take two fewer transponders (resulting in a reduction in the satellite percentage ownership allocation between APT and Loral Orion from 50/50 to 54/46), without changing the 50/50 cost allocation in the satellite as described above. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 transponders on the satellite, together with a lease of an additional transponder for an approximate two-year period from the satellite's in-service date, at a price equal to 12.5% of the project cost of the satellite. More recently and in response to concerns regarding the timely receipt of necessary export licenses to transfer title of the satellite from SS/L to APT, Loral Orion and APT have been engaged in discussions to revise their existing arrangement to provide for transfer at launch of a prepaid leasehold interest, instead of title, to APT. Under this arrangement, Loral Orion would hold title to the satellite, with APT leasing on a prepaid basis 77% of the transponders on the satellite commencing at launch. APT's leasehold interest in the satellite would be reduced over time (ultimately to 54%) as Loral Orion makes additional payments towards its share of the satellite project cost. This new arrangement may be subject to Bankruptcy Court approval.

     In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, while the Company would be entitled to insurance proceeds of approximately
$195 million as of June 30, 2003 and could lease replacement capacity and function as a reseller with respect to such capacity, the loss of capacity would have a material adverse effect on the Company.

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

     While the Company has in the past, consistent with industry practice and the requirements of our indenture, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Two satellites owned by Loral Orion have the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect these satellites. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. The Company believes that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with the renewal of insurance for the Company's other satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and results of operations.

     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, the Company does not believe that any of these other existing legal matters will have a material adverse effect on its consolidated financial position or results of operations These claims against the Company are subject to the automatic stay as a result of the commencement of the Chapter 11 Cases. See Part II, Item 1, Legal Proceedings.

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

FIN 45

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and has determined that there was no effect on its consolidated results of operations or its financial position.

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

SFAS 149

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivates) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that there will be no effect on its consolidated results of operation or financial position upon the adoption of SFAS 149 on July 1, 2003.

SFAS 150

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for the Company beginning on July 1, 2003. The Company believes that there will be no effect on its consolidated results of operation or financial position upon the adoption of SFAS 150 on July 1, 2003.


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. Loral Orion's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2003, have concluded that as of June 30, 2003, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     (b) Internal control over Financial reporting. There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2003, that have materially effected, are reasonably likely to materially effect, the Company's control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 15, 2003, Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited ("Loral Asia Pacific"), (the "Debtor Subsidiaries"), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Lead Case No. 03-41716 (RDD), Case Nos. 03-41717 (RDD) through 03-41723 (RDD)) (the "Chapter 11 Cases"). Loral Orion and its Debtor Subsidiaries continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

     As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, Loral Orion's prepetition debt obligations, including its 10% senior notes obligations, have been accelerated and are immediately due and payable and Loral Orion's other prepetition debt obligations are subject to acceleration (see Note 4 to the condensed consolidated financial statements). A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. At this point, it is not possible to predict with certainty when a plan of reorganization will be confirmed by the Bankruptcy Court in the Chapter 11 Cases or how any such plan will treat the claims of prepetition creditors.

     See Note 6 to the condensed consolidated financial statements.


 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) On July 15, 2003, Loral, Loral Orion, and certain of its subsidiaries, including Loral Asia Pacific, (the "Debtor Subsidiaries") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Lead Case No. 03-41716 (RDD), Case Nos. 03-41717 (RDD) through 03-41723 (RDD)). As a result of Loral Orion's voluntary petitions for reorganization, Loral Orion's 10% senior notes obligations have been accelerated and are immediately due and payable and Loral Orion's other debt obligations are subject to acceleration (see Note 4 to the condensed consolidated financial statements). As of July 15, 2003, Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007.


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 31.1 --Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 --Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 --Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 --Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            LORAL ORION, INC. Registrant

Date: August 14, 2003       /s/ RICHARD J. TOWNSEND
                            ------------------------------------
                            Richard J. Townsend
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer and Registrant's
                            Authorized Officer)

                                  EXHIBIT INDEX

   EXHIBIT NO.                            DESCRIPTION
   -----------                            -----------
Exhibit 31.1     --   Certification of Chief Executive Officer pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2     --   Certification of Chief Financial Officer pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1     --   Certification of Chief Executive Officer pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2     --   Certification of Chief Financial Officer pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002