Form 10-Q
period 2003-09-30
LORAL ORION INC
filed 2003-11-14
CIK 1029850

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2). Yes [ ] No [X]

     The number of shares of common stock, par value $.01 per share of the registrant outstanding as of September 30, 2003 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

================================================================================

                                     PART 1.

                              FINANCIAL INFORMATION

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          2003             2002
                                                                     --------------   --------------
                              ASSETS
Current assets:
   Cash and cash equivalents......................................   $       52,798   $       42,964
   Accounts receivable, net.......................................            7,936            7,615
   Prepaid expenses and other current assets......................            5,072           13,213
   Due from Loral companies.......................................               --           52,577
                                                                     --------------   --------------
       Total current assets.......................................           65,806          116,369
Satellites and related equipment, net.............................          474,497          524,699
Other assets, net.................................................           11,865           17,318
                                                                     --------------   --------------
       Total assets...............................................   $      552,168   $      658,386
                                                                     ==============   ==============

              LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities not subject to compromise:
  Current liabilities:
     Current portion of long-term debt............................   $           --   $       62,996
     Accounts payable.............................................              461            2,387
     Customer advances............................................            1,448            3,731
     Due to Loral companies.......................................            3,806           46,723
     Accrued interest and other current liabilities...............               --            6,431
                                                                     --------------   --------------
       Total current liabilities..................................            5,715          122,268
  Customer advances...............................................            4,089            8,765
  Long-term liabilities...........................................               --            6,297
  Long-term debt..................................................               --          888,532
  Note payable to Loral SpaceCom..................................               --           31,540
                                                                     --------------   --------------
Total liabilities not subject to compromise.......................            9,804        1,057,402

Liabilities subject to compromise.................................        1,012,062               --

Commitments and contingencies (Notes 2,5,6 and 9)

Stockholder's deficit:
   Common stock, $.01 par value...................................               --               --
   Paid-in capital................................................          604,166          604,166
   Due from Loral companies.......................................          (57,747)              --
   Retained deficit...............................................       (1,016,117)      (1,003,182)
                                                                     --------------   --------------
       Total stockholder's deficit................................         (469,698)        (399,016)
                                                                     --------------   --------------
       Total liabilities and stockholder's deficit................   $      552,168   $      658,386
                                                                     ==============   ==============

            See notes to condensed consolidated financial statements

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                 ----------------------    ----------------------
                                                                    2003         2002         2003         2002
                                                                 ---------    ---------    ---------    ---------
Revenues from satellite services .............................   $  24,398    $  25,776    $  74,307    $  82,976
Operating expenses:
   Cost of satellite services ................................      23,587       22,639       70,764       67,934
   Selling, general and administrative expenses ..............       3,559        2,804        8,490        9,147
                                                                 ---------    ---------    ---------    ---------
Operating (loss) income before reorganization expenses
  due to bankruptcy ..........................................      (2,748)         333       (4,947)       5,895
Reorganization expenses due to bankruptcy ....................      (1,575)          --       (1,575)          --
                                                                 ---------    ---------    ---------    ---------
Operating (loss) income ......................................      (4,323)         333       (6,522)       5,895
Interest expense .............................................        (657)      (3,062)      (6,305)      (9,812)
Interest income ..............................................          14          208           19          509
                                                                 ---------    ---------    ---------    ---------
Loss before, income taxes and cumulative effect of change
  in accounting principle ....................................      (4,966)      (2,521)     (12,808)      (3,408)
Income tax (provision) benefit ...............................          (7)       3,274         (127)       4,643
                                                                 ---------    ---------    ---------    ---------
(Loss) income before cumulative effect of change in
  accounting principle .......................................      (4,973)         753      (12,935)       1,235
Cumulative effect of change in accounting principle (Note 4)..          --           --           --     (562,201)
                                                                 ---------    ---------    ---------    ---------
Net loss (income) ............................................   $  (4,973)   $     753    $ (12,935)   $(560,966)
                                                                 =========    =========    =========    =========

            See notes to condensed consolidated financial statements

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR-IN-POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             ----------------------
                                                                2003         2002
                                                             ---------    ---------
Operating activities:
   Net loss ..............................................   $ (12,935)   $(560,966)
   Non-cash items:
       Deferred taxes ....................................          --        3,388
       Depreciation and amortization .....................      56,470       56,469
       Interest ..........................................         669          909
       Provisions for bad debts ..........................       1,578        1,093
       Cumulative effect of change in accounting
         principle........................................          --      562,201
   Changes in operating assets and liabilities:
       Accounts receivable ...............................      (1,899)       1,602
       Prepaid expenses and other current assets .........       8,141        3,102
       Other assets ......................................       3,936        2,902
       Accounts payable ..................................        (135)      (2,113)
       Accrued interest and other current liabilities ....         384           42
       Customer advances .................................      (2,333)      (3,885)
       Other long-term liabilities .......................      (1,284)      (1,325)
       Due to Loral companies, net .......................      (7,372)       2,724
                                                             ---------    ---------
Net cash provided by operating activities ................      45,220       66,143
                                                             ---------    ---------

Investing activities:
   Capital expenditures ..................................      (4,751)     (14,628)
                                                             ---------    ---------
Net cash used in investing activities ....................      (4,751)     (14,628)
                                                             ---------    ---------
Financing activities:
   Interest payments on 10% senior notes .................     (30,635)     (45,952)
                                                             ---------    ---------
Net cash used in financing activities ....................     (30,635)     (45,952)
                                                             ---------    ---------
Net increase in cash and cash equivalents ................       9,834        5,563
Cash and cash equivalents at beginning of period .........      42,964       19,399
                                                             ---------    ---------
Cash and cash equivalents at end of period ...............   $  52,798    $  24,962
                                                             =========    =========

Supplemental information - cash received (paid) for
  reorganization items:
    Professional fees.....................................   $     (68)   $      --
    Interest income.......................................          84           --
                                                             ---------    ---------
                                                             $      16    $      --
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

2. BANKRUPTCY FILINGS

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

     As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, Loral Orion's prepetition debt obligations (aggregating $827 million), including its 10% senior notes obligations, have been accelerated and are immediately due and Loral Orion's other prepetition debt obligations of $93 million are subject to acceleration (see Note 5). On July 15, 2003, Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

     As provided by the Bankruptcy Code, Loral Orion and its Debtor Subsidiaries have the exclusive right to submit their plan or plans of reorganization for 120 days from the date of the filing of the voluntary petitions. On November 12, 2003, the Bankruptcy Court extended this exclusive period to March 12, 2004. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If Loral Orion and its Debtor Subsidiaries fail to file their plan or plans of reorganization during such period, or if such plan or plans is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan or plans of reorganization for Loral Orion and its Debtor Subsidiaries. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan or plans of reorganization notwithstanding an objection to the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. Although Loral Orion and its Debtor Subsidiaries expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during 2004, there can be no assurance that a reorganization plan or plans will be proposed by Loral Orion and its Debtor Subsidiaries or confirmed by the Bankruptcy Court or that any such plan will be consummated.

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

3. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company in its current structure will continue as a going concern. The factors mentioned in Note 2 above, however, among other things, raise substantial doubt about Loral Orion's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company's development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer retention and the Company's ability to continue to provide high quality services. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company's creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is forced to liquidate.

     The condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position, and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral Orion in Loral Orion's latest Annual Report on Form 10-K.

     The condensed consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires an entity to distinguish prepetition liabilities subject to compromise from postpetition liabilities in the Company's condensed consolidated balance sheet. The caption "liabilities subject to compromise" reflects the Company's best current estimate of the amount of prepetition claims that will be restructured in Loral Orion's and its Debtor Subsidiaries' Chapter 11 Cases. In addition, the Company's condensed consolidated statement of operations portrays the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The Company did not prepare condensed combined financial statements for Loral Orion and the Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to the Company's consolidated financial position and results of operations. In accordance with SOP 90-7, the Company stopped accruing interest expense on its liabilities subsequent to July 14, 2003.

Income Taxes

     At December 31, 2002, the Company recorded a 100% valuation allowance against its deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. The Company continued to maintain the 100% valuation allowance during 2003 and recorded no benefit in 2003 under the tax sharing agreement with Loral Space and Communications Corporation for its loss. The tax provision for 2003 represents foreign income taxes. For the three and nine months ended September 30, 2002, the Company recorded a tax benefit of $3.3 million and $4.6 million, respectively, under the tax sharing agreement.

Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year's presentation.

4. ACCOUNTING FOR GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") and Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17"), to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples and future discounted cash flows.

Goodwill

     In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1, 2002. The Company hired professionals in the valuation consulting business to determine the fair value of the Company. Since there were no quoted market prices in active markets for the Company, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company trading multiples. Based on the fair values concluded on by those professionals, management determined that the Company's goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million. The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS 121 and APB 17, to the fair value approach which is stipulated in SFAS 142.

Other Acquired Intangible Assets

     The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary. Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets as follows (in millions):

                            SEPTEMBER 30, 2003               DECEMBER 31, 2002
                         --------------------------      ------------------------
                          GROSS        ACCUMULATED        GROSS      ACCUMULATED
                          AMOUNT       AMORTIZATION       AMOUNT     AMORTIZATION
                         -------       ------------      -------     ------------
Customer relations       $   7.0         $   (5.3)       $   7.0         $ (4.5)
Trademarks..........         6.0             (4.5)           6.0           (3.9)
Regulatory..........         2.5             (1.6)           2.5           (1.4)
                         -------         --------        -------         ------
   Total............     $  15.5         $  (11.4)       $  15.5         $ (9.8)
                         =======         ========        =======         ======

     As of September 30, 2003, the weighted average remaining amortization period for customer relations and trademarks was two years and for regulatory fees was seven years.

     Total amortization expense for other acquired intangible assets was $0.5 million for both the three months ended September 30, 2003 and 2002 and $1.5 million for both the nine months ended September 30, 2003 and 2002. Annual amortization expense for other acquired intangible assets for the five years ending December 31, 2007 is estimated to be as follows (in millions):

2003................  $  2.0
2004................     2.0
2005................     1.2
2006................      --
2007................      --

5. DEBT

     Debt consists of the following (in thousands):

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         2003             2002
                                                                     -----------       -----------
10.00% senior notes due 2006:
   Principal amount..............................................    $   612,704        $  612,704
   Accrued interest (deferred gain on debt exchanges)............        214,446           245,080
11.25% senior notes due 2007 (principal amount $37 million)......         39,401            39,762
12.50% senior discount notes due 2007 (principal amount at
   maturity and accreted principal amount $49 million)...........         53,426            53,982
                                                                     -----------         ---------
   Total debt....................................................        919,977           951,528
Less, current maturities as of December 31, 2002 and amounts included in liabilities subject to compromise as of
   September 30, 2003............................................        919,977            62,996
                                                                     -----------        ----------
                                                                     $        --        $  888,532
                                                                     ===========        ==========

     As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, Loral Orion's prepetition debt obligations (aggregating $827 million), including its 10% senior notes obligations, have been accelerated and are immediately due and Loral Orion's other prepetition debt obligations of $93 million are subject to acceleration. On July 15, 2003, Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

6. LIABILITIES SUBJECT TO COMPROMISE

     As discussed in Note 2, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

     In the condensed consolidated balance sheet, the caption "liabilities subject to compromise" reflects Loral Orion's current estimate of the amount of prepetition claims that will be restructured in Loral Orion's and its Debtor Subsidiaries' Chapter 11 Cases. Pursuant to court order, Loral Orion has been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, the Company has rejected certain of its prepetition obligations. Loral Orion is in the process of calculating its estimated liability to the unsecured creditors affected by these contract rejections. Loral Orion will notify all known claimants subject to the bar date of their need to file a proof of claim with the

Bankruptcy Court. A bar date is the date by which claims against Loral Orion and its Debtor Subsidiaries must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. No bar date has yet been set by the Bankruptcy Court. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Loral Orion and its Debtor Subsidiaries will continue to evaluate the amount and classification of their prepetition liabilities in general through the remainder of their Chapter 11 Cases. Should Loral or its Debtor Subsidiaries, through this ongoing evaluation, identify additional liabilities subject to compromise, such amounts will be recognized accordingly. As a result, "liabilities subject to compromise" are subject to change. Claims classified as "liabilities subject to compromise" represent secured as well as unsecured claims. Liabilities subject to compromise at September 30, 2003 consisted of the following (in thousands):

Debt obligations.........................................    $   919,977
Accounts payable.........................................          1,791
Customer advances........................................          4,626
Accrued interest and other current liabilities...........          6,815
Other long term liabilities .............................          5,013
Due to Loral companies...................................         40,714
Note payable to Loral SpaceCom...........................         33,126
                                                             -----------
    Total liabilities subject to compromise..............    $ 1,012,062
                                                             ===========

7. REORGANIZATION EXPENSES DUE TO BANKRUPTCY

     Reorganization expenses due to bankruptcy for the period from July 15, 2003 (filing date) to September 30, 2003 include professional fees associated with developing a plan of reorganization and for bankruptcy services and interest income and were as follows (in thousands):

Professional fees....................................    $   1,659
Interest income......................................          (84)
                                                         ---------
  Total reorganization expenses due to bankruptcy....    $   1,575
                                                         =========


8. RELATED PARTY TRANSACTIONS

     Due from (to) Loral companies consist of the following (in thousands):

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      2003              2002
                                                  -------------      ------------
Loral Space & Communications Corporation.......    $    46,424        $   43,772
Loral Skynet Network Services, Inc.............         10,442             8,805
Loral SpaceCom Corporation ("LSC").............        (28,009)          (23,977)
Loral Skynet...................................         (9,581)           (7,854)
Space Systems/Loral ("SS/L")...................         (6,049)          (14,892)
                                                   -----------        ----------
                                                   $    13,227        $    5,854
                                                   ===========        ==========

     As a result of the uncertainty regarding collectibility, due to Loral Space & Communications Corporation and Loral Skynet Network Services, Inc. (formerly known as Loral Cyberstar, Inc.) filing voluntary petitions for reorganization, the Company's receivables due from Loral Space & Communications Corporation, Loral Skynet Network Services, Inc. and SS/L (aggregating $57.7 million as of September 30, 2003) have been reflected as debit balances in stockholder's deficit. Liabilities due to related parties of $40.7 million have been included in liabilities subject to compromise as of September 30, 2003 (see Note 6).

Loral Skynet Agreements

     Effective January 1, 1999, Loral Orion and Loral Skynet entered into agreements (the "Loral Skynet Agreements"), whereby Loral Skynet provides to Loral Orion (i) marketing and sales of satellite capacity services on the Loral Orion satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral Orion satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral Orion is charged Loral Skynet's estimated costs for providing these services plus a 5 percent administrative fee. Effective September 1, 2003, the Loral Skynet Agreements were amended to reflect a price increase, which is expected to increase the cost to Loral Orion by approximately $3.5 million per quarter. The increase in the cost to Loral Orion during the quarter ended September 30, 2003 was approximately $1.1 million.

     Note Payable to LSC

     The Company has a note payable outstanding with LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's 10% senior notes. As of September 30, 2003, the balance of the note was $33.1 million, including accrued interest which is included in liabilities subject to compromise (see Note 6).

9. COMMITMENTS AND CONTINGENCIES

     On September 20, 2002, and as further amended in March 2003, Loral and Loral Orion agreed with APT Satellite Company Limited ("APT") to jointly acquire the Apstar V satellite, a satellite then under construction by SS/L for APT pursuant to which Loral Orion and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, Loral Orion would initially acquire 23% of the satellite in return for paying 25% of the project cost, and would pay to APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. Of the 12.5 transponders initially acquired by Loral Orion, Loral SpaceCom has agreed to purchase from Loral Orion 4.75 of such transponders, together with a lease of an additional transponder for an approximate two-year period from the satellite's in-service date, at a price equal to 12.5% of the project cost of the satellite.

     In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, Loral Orion and APT amended their various agreements to convert their arrangement from a joint ownership arrangement to a lease arrangement, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite and the arrangement between Loral Orion and Loral SpaceCom described above. Under this arrangement approved by the Bankruptcy Court in October 2003, Loral Orion will retain title to the entire satellite, now known as Telstar 18, and will lease to APT transponders representing initially 77% of the transponder capacity on the satellite. The number of transponders leased to APT would be reduced over time upon repayment by Loral Orion of the second 25% of the satellite's project cost. Upon payment in full by Loral Orion of 50% of the project cost of the satellite, the lease to APT would be reduced from 77% to 54% of the satellite's transponder capacity. At September 30, 2003 the project cost of the satellite was estimated at $230 million. The second 25% of the project cost of the satellite to be repaid by Loral Orion to APT as termination fees are estimated as follows: $7 million to terminate APT's leasehold interest in 2.5 additional transponders on the second anniversary of the satellite's in-service date; $13 million for three additional transponders on the third anniversary; and $18 million for four additional transponders on each of the fourth and fifth anniversary. Loral Orion may at its option, elect to accelerate the termination of APT's leasehold interest in certain of the foregoing transponders upon earlier payment of the related termination fee. Loral Orion has agreed that if so requested by APT, it will seek further government approval to transfer a portion of the satellite to APT. If it is successful in doing so, the parties will revert back to the original joint ownership arrangement. As a result of the above changes to the agreement, whereby Loral Orion will retain title and provide capacity to APT under a lease arrangement, in the fourth quarter of 2003 Loral Orion will record 100% of the satellite cost, deferred revenue to APT for the capacity that APT will be leasing, and a long-term liability to APT for the leasehold interests to be acquired by Loral Orion from APT in the future (which will be based on the present value of such obligations).

     In October 2003, Loral and APT have engaged in discussions to further revise their existing arrangement. Under this proposed arrangement, Loral would accelerate the termination of APT's leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially borne by APT, increasing Loral's initial economic interest in the satellite from 23% to 31%. In addition, Loral Orion would provide to APT, free of charge, available capacity on Telstar 10/Apstar IIR, during an interim period and provide APT with certain rights to exchange Ku-band transponder capacity, on Telstar 18 for Ku-band transponder capacity on Telstar 10/Apstar IIR. The effectiveness of any revised arrangement agreed to between APT and Loral will be subject to the approval of the Bankruptcy Court.

     In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, the Company could lease replacement capacity and function as a reseller with respect to such capacity. In addition, Loral Orion did not renew its in-orbit insurance policy due to the high cost of such insurance and the relative age of the satellite. As of September 30, 2003, the net book value of the satellite was $65 million. A loss of the satellite, would have a material adverse effect on the Company.

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

     While the Company has in the past, consistent with industry practice and the requirements of the Company's indenture, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Two satellites owned by Loral Orion have the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect these satellites. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. The Company believes that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with the renewal of insurance for the Company's other satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and results of operations.

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

10. NEW ACCOUNTING PRONOUNCEMENTS

SFAS 143

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has determined that there was no effect on its consolidated financial position or results of operations upon the adoption of SFAS 143 on January 1, 2003.

FIN 45

     In November 2002, the FASB issued FIN 45 which elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or results of operations.

FIN 46

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applied by the Company as of December 31, 2003. The Company is currently evaluating the provisions of FIN 46.

SFAS 149

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for certain provisions that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003. Management determined that the adoption of SFAS 149 did not have an impact on its consolidated financial position or results of operations.

SFAS 150

     In May 2003, the FASB issued SFAS 150 which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Management has determined that there was no effect on its consolidated financial position or results of operations upon the adoption of SFAS 150 on July 1, 2003.

EITF 00-21

     In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. Management determined that the adoption of EITF 00-21 did not have an effect on the Company's consolidated financial position or results of operations.

11. FINANCIAL INFORMATION FOR PARENT, ISSUER'S PARENT, GUARANTOR SUBSIDIARIES AND OTHER SUBSIDIARIES

     Loral Orion's (the "Parent Company") 10% Senior Notes due 2006 are fully and unconditionally guaranteed, on a joint and several basis, by several of its wholly-owned subsidiaries (the "Guarantor Subsidiaries") and Loral ("Issuer's Parent"). The Company's remaining original senior notes and senior discount notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries and substantially all of the other wholly-owned subsidiaries (the "Other Subsidiaries"). The Parent Company, Issuer's Parent, the Guarantor Subsidiaries and certain other non-guarantor subsidiaries of Loral Orion filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

     Presented below is condensed consolidating financial information for the Parent Company, Issuer's Parent, the Guarantor Subsidiaries and the Other Subsidiaries as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Issuer's Parent, Guarantor Subsidiaries and Other Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and the Other Subsidiaries using the equity method of accounting. The Company's significant transactions with its subsidiaries, other than the investment account and related equity in net loss of unconsolidated subsidiaries, are intercompany payables and receivables between its subsidiaries.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                 PARENT      ISSUER'S      GUARANTOR        OTHER
                                                COMPANY       PARENT       SUBSIDIARY    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -----------   -----------    ----------    ------------   ------------   ------------
Current assets:
  Cash and cash equivalents ................. $    52,798   $     4,545    $       --    $         --   $     (4,545)  $     52,798
  Accounts receivable, net ..................       7,418            --           518              --             --          7,936
  Prepaid expenses and other current assets .       4,505         4,301         1,532              --         (5,266)         5,072
                                              -----------   -----------    ----------    ------------   ------------   ------------
     Total current assets ...................      64,721         8,846         2,050              --         (9,811)        65,806
Property, plant and equipment, net ..........     285,556            --       188,941              --             --        474,497
Due (to) from unconsolidated subsidiaries ...     (10,909)         (849)       18,105              --        (10,153)        (3,806)
Investments in unconsolidated subsidiaries ..     309,853      (199,628)     (271,698)             --        161,473             --
Investments in and advances to affiliates ...          --       (30,120)           --              --         30,120             --
Other assets, net ...........................      11,274         4,253           591              --         (4,253)        11,865
                                              -----------   -----------    ----------    ------------   ------------   ------------
     Total assets ........................... $   660,495   $  (217,498)   $  (62,011)   $         --   $    167,376   $    548,362
                                              ===========   ===========    ==========    ============   ============   ============

Liabilities not subject to compromise:
 Current liabilities:
  Accounts payable .......................... $       249   $        --    $      212    $         --   $         --   $        461
  Customer advances .........................       1,443            --             5              --             --          1,448
  Accrued interest, preferred dividends and
   other current liabilities ................          --         1,792            --              --         (1,792)            --
                                              -----------   -----------    ----------    ------------   ------------   ------------
     Total current liabilities ..............       1,692         1,792           217              --         (1,792)         1,909
 Long-term liabilities ......................       4,089        52,233        13,812              --        (66,045)         4,089
                                              -----------   -----------    ----------    ------------   ------------   ------------
     Total liabilities not subject to
      compromise.............................       5,781        54,025        14,029              --        (67,837)         5,998
Liabilities subject to compromise ...........   1,128,725       434,306      (116,663)             --       (434,306)     1,012,062

Stockholder's (deficit) equity:
  Common stock ..............................          --         4,413            --              --         (4,413)            --
  Paid-in capital ...........................     604,166     3,392,867            --              --     (3,392,867)       604,166
  Treasury stock, at cost ...................          --        (3,360)           --              --          3,360             --
  Unearned compensation .....................          --          (188)           --              --            188             --
  Due from Loral companies ..................     (57,747)           --            --              --             --        (57,747)
  Retained deficit ..........................  (1,020,430)   (4,060,669)       40,623              --      4,024,359     (1,016,117)
  Accumulated other comprehensive income ....          --       (38,892)           --              --         38,892             --
                                              -----------   -----------    ----------    ------------   ------------   ------------
     Total stockholder's (deficit) equity ...    (474,011)     (705,829)       40,623              --        669,519       (469,698)
                                              -----------   -----------    ----------    ------------   ------------   ------------
     Total liabilities and stockholder's
      (deficit) equity....................... $   660,495   $  (217,498)   $  (62,011)   $         --   $    167,376   $    548,362
                                              ===========   ===========    ==========    ============   ============   ============


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                         PARENT       ISSUER'S     GUARANTOR        OTHER
                                         COMPANY       PARENT      SUBSIDIARY    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                        ---------     ---------    ----------    ------------    ------------      ------------
Revenues from satellite services ....   $  22,631     $      --    $    9,906        $  --       $     (8,139)     $     24,398
Cost of satellite services ..........      23,721            --         8,005           --             (8,139)           23,587
Selling, general and
  administrative expenses ...........       2,587         3,169           972           --             (3,169)            3,559
Management fee expense ..............          --          (109)           --           --                109                --
                                        ---------     ---------    ----------        -----       ------------      ------------
Operating (loss) income before
  reorganization expenses due to
  bankruptcy ........................      (3,677)       (3,060)          929           --              3,060            (2,748)
Reorganization expenses due to
  bankruptcy ........................      (1,575)         (814)           --           --                814            (1,575)
                                        ---------     ---------    ----------        -----       ------------      ------------
Operating (loss) income .............      (5,252)       (3,874)          929           --              3,874            (4,323)
Interest expense ....................        (657)       (2,005)           --           --              2,005              (657)
Interest and investment income ......          14           873            --           --               (873)               14
                                        ---------     ---------    ----------        -----       ------------      ------------
(Loss) income before income taxes,
  equity in net losses of
  unconsolidated subsidiaries and
  affiliates and cumulative effect
  of change in accounting principle        (5,895)       (5,006)          929           --              5,006            (4,966)
Income tax benefit (provision) ......        (788)         (261)         (327)          --              1,369                (7)
                                        ---------     ---------    ----------        -----       ------------      ------------
(Loss) income before equity in net
  losses of unconsolidated
  subsidiaries and affiliates and
  cumulative effect of change in
  accounting principle ..............      (6,683)       (5,267)          602           --              6,375            (4,973)
Equity in net (losses) income of
  unconsolidated subsidiaries .......         602       (82,542)           --           --             81,940                --
Equity in net (losses) income of
  affiliates ........................          --       (38,100)           --           --             38,100                --
                                        ---------     ---------    ----------        -----       ------------      ------------
(Loss) income before cumulative
  effect of change in accounting
  principle .........................      (6,081)     (125,909)          602           --            126,415            (4,973)
Cumulative effect of change in
  accounting principle ..............          --        (1,970)           --           --              1,970                --
                                        ---------     ---------    ----------        -----       ------------      ------------
Net (loss) income ...................   $  (6,081)    $(127,879)   $      602        $  --       $    128,385      $     (4,973)
                                        =========     =========    ==========        =====       ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                        PARENT       ISSUER'S    GUARANTOR         OTHER
                                       COMPANY        PARENT     SUBSIDIARY    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                      ---------     ---------    ----------    ------------    ------------    ------------
Revenues from satellite services ..   $  68,655     $      --    $   30,575       $  --         $ (24,923)      $  74,307
Cost of satellite services ........      71,917            --        23,770          --           (24,923)         70,764
Selling, general and administrative
 expenses .........................       6,948         7,353         1,542          --            (7,353)          8,490
                                      ---------     ---------    ----------       -----         ---------       ---------
Operating (loss) income before
  reorganization expenses due to
  bankruptcy ......................     (10,210)       (7,353)        5,263          --             7,353          (4,947)
Reorganization expenses due to
  bankruptcy ......................      (1,575)         (814)           --          --               814          (1,575)
                                      ---------     ---------    ----------       -----         ---------       ---------
Operating (loss) income ...........     (11,785)       (8,167)        5,263          --             8,167          (6,522)
Interest expense ..................      (6,305)      (21,674)           --          --            21,674          (6,305)
Interest and investment income ....          19        12,201            --          --           (12,201)             19
                                      ---------     ---------    ----------       -----         ---------       ---------
(Loss) income before income taxes,
  equity in net losses of
  unconsolidated subsidiaries and
  affiliates and cumulative
  effect of change in accounting
  principle .......................     (18,071)      (17,640)        5,263          --            17,640         (12,808)
Income tax (provision) benefit ....      (1,678)       (3,656)       (1,842)         --             7,049            (127)
                                      ---------     ---------    ----------       -----         ---------       ---------
(Loss) income before equity in net
  losses of unconsolidated
  subsidiaries and affiliates and
  cumulative effect of change
  in accounting principle .........     (19,749)      (21,296)        3,421          --            24,689         (12,935)
Equity in net (losses) income of
  unconsolidated subsidiaries .....       3,421      (197,683)           --          --           194,262              --
Equity in net (losses) income of
  affiliates ......................          --       (50,893)           --          --            50,893              --
                                      ---------     ---------    ----------       -----         ---------       ---------
(Loss) income before cumulative
  effect of change in accounting
  principle .......................     (16,328)     (269,872)        3,421          --           269,844         (12,935)
Cumulative effect of change in
  accounting principle ............          --        (1,970)           --          --             1,970              --
                                      ---------     ---------    ----------       -----         ---------       ---------
Net (loss) income .................   $ (16,328)    $(271,842)   $    3,421       $  --         $ 271,814       $ (12,935)
                                      =========     =========    ==========       =====         =========       =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)



                                                              PARENT    ISSUER'S   GUARANTOR    OTHER
                                                             COMPANY     PARENT   SUBSIDIARY SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                            ---------  ---------  ---------- ------------ ------------ ------------
Operating activities:
 (Loss) income from continuing operations .................  $(16,328) $(271,842) $    3,421  $        --   $ 271,814  $ (12,935)
 Non-cash items:
  Equity in net losses of affiliates ......................        --     50,893          --           --     (50,893)        --
  Equity in net losses of unconsolidated subsidiaries .....    (3,421)   197,683          --           --    (194,262)        --
  Cumulative effect of change in accounting principle .....        --      1,970          --           --      (1,970)        --
  Deferred taxes ..........................................        --      3,656       3,393           --      (7,049)        --
  Depreciation and amortization ...........................    40,710         --      15,760           --          --     56,470
  Provisions for bad debt .................................     1,423         --         155           --          --      1,578
  Interest ................................................       669         --          --           --          --        669
  Accounts receivable, net ................................    (1,364)        --        (535)          --          --     (1,899)
  Prepaid expenses and other assets .......................     4,867     (2,924)      7,158           --       2,976     12,077
  Due (to) from Loral companies, net ......................    21,733        152     (29,053)          --        (204)    (7,372)
  Accounts payable ........................................      (155)        --          20           --          --       (135)
  Accrued expenses and other current liabilities ..........       384      1,492          --           --      (1,492)       384
  Customer advances .......................................    (2,014)        --        (319)          --          --     (2,333)
  Other long-term liabilities .............................    (1,284)        --          --          --          --      (1,284)
  Interest ................................................        --         64          --           --         (64)        --
                                                             --------  ---------     -------    ---------   ---------  ---------
Net cash provided by (used in) operating activities .......    45,220    (18,856)         --           --      18,856     45,220
                                                             --------  ---------     -------    ---------   ---------  ---------
Investing activities:
  Capital expenditures ....................................    (4,751)        --          --           --          --     (4,751)
  Investments in and advances to unconsolidated
   subsidiaries............................................        --        734          --           --        (734)        --
                                                             --------   --------     -------    ---------   ---------  ---------
Net cash (used in) provided by in investing activities ....     4,751)       734          --           --        (734)    (4,751)
                                                             --------   --------     -------    ---------   ---------  ---------
Financing activities:
  Interest payments on 10% senior notes ...................   (30,635)        --          --           --          --    (30,635)
  Note receivable from unconsolidated affiliate ...........        --     17,284          --           --     (17,284)        --
  Proceeds from stock issuances ...........................        --      3,869          --           --      (3,869)        --
                                                             --------   --------     -------   ----------   ---------  ---------
Net cash (used in) provided by financing activities .......   (30,635)    21,153          --           --     (21,153)   (30,635)
                                                             --------   --------     -------   ----------   ---------  ---------
(Decrease) increase in cash and cash equivalents ..........     9,834      3,031          --           --      (3,031)     9,834
Cash and cash equivalents--beginning of period ............    42,964      1,514          --           --      (1,514)    42,964
                                                             --------  ---------     -------   ----------   ---------  ---------
Cash and cash equivalents--end of period ..................  $ 52,798  $   4,545  $       --   $       --   $  (4,545) $  52,798
                                                             ========  =========  ==========   ==========   =========  =========


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                             PARENT         ISSUER'S      GUARANTOR        OTHER
                                             COMPANY         PARENT      SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                           -----------    -----------    ------------   ------------     ------------   ------------
Current assets:
  Cash and cash equivalents ............   $    42,964    $     1,514    $         --      $   --        $     (1,514)   $   42,964
  Accounts receivable, net .............         7,477             --             138          --                  --         7,615
  Prepaid expenses and other
    current assets .....................         5,540            823           8,584          --              (1,734)       13,213
                                           -----------    -----------    ------------      ------        ------------    ----------
      Total current assets .............        55,981          2,337           8,722          --              (3,248)       63,792
Satellites and related equipment, net ..       319,998             --         204,701          --                  --       524,699
Notes (payable to) receivable from
  unconsolidated subsidiary ............       (31,540)       157,500              --          --            (157,500)      (31,540)
Due (to) from unconsolidated
  subsidiaries .........................       (97,652)        36,448         107,917          --             (40,859)        5,854
Investments in unconsolidated
  subsidiaries .........................       304,590        (20,185)       (271,698)         --             (12,707)           --
Investments in and advances to
  affiliates ...........................            --         21,507              --          --             (21,507)           --
Other assets, net ......................        16,622          3,191             696          --              (3,191)       17,318
                                           -----------    -----------    ------------      ------        ------------    ----------
      Total assets .....................   $   567,999    $   200,798    $     50,338      $   --        $   (239,012)   $  580,123
                                           ===========    ===========    ============      ======        ============    ==========

Current liabilities:
  Current portion of long-term debt ....   $    62,996    $        --    $         --      $   --        $         --    $   62,996
  Accounts payable .....................         1,194          2,404           1,193          --              (2,404)        2,387
  Customer advances ....................         3,176             --             556          --                  (1)        3,731
  Accrued interest and preferred
    dividends ..........................         6,431         20,840              --          --             (20,840)        6,431
  Income taxes payable .................            --          8,123              --          --              (8,123)           --
                                           -----------    -----------    ------------      ------        ------------    ----------
      Total current liabilities ........        73,797         31,367           1,749          --             (31,368)       75,545
Long-term liabilities ..................        14,040         48,577          11,387          --             (58,942)       15,062
Long-term debt .........................       888,532        350,000              --          --            (350,000)      888,532
6% Series C convertible redeemable
  preferred stock ......................            --        104,582              --          --            (104,582)           --
6% Series D convertible redeemable
  preferred stock ......................            --         20,499              --          --             (20,499)           --
Stockholder's (deficit) equity:
  6% Series C convertible
    redeemable preferred stock .........            --         80,171              --          --             (80,171)           --
  6% Series D convertible
    redeemable preferred stock .........            --         15,125              --          --             (15,125)           --
  Common stock .........................            --          4,293              --          --              (4,293)           --
  Paid-in capital ......................       604,166      3,389,035              --          --          (3,389,035)      604,166
  Treasury stock, at cost ..............            --         (3,360)             --          --               3,360            --
  Unearned compensation ................            --           (151)             --          --                 151            --
  Retained deficit .....................    (1,012,536)    (3,782,107)         37,202          --           3,754,259    (1,003,182)
  Accumulated other comprehensive
    income .............................            --        (57,233)             --          --              57,233            --
                                           -----------    -----------    ------------      ------        ------------    ----------
      Total stockholder's (deficit)
         equity ........................      (408,370)      (354,227)         37,202          --             326,379      (399,016)
                                           -----------    -----------    ------------      ------        ------------    ----------
      Total liabilities and
        stockholder's (deficit)
        equity .........................   $   567,999    $   200,798    $     50,338      $   --        $   (239,012)   $  580,123
                                           ===========    ===========    ============      ======        ============    ==========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                       PARENT     ISSUER'S      GUARANTOR         OTHER
                                       COMPANY     PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                      --------    --------     ------------    ------------     ------------    ------------
Revenues from satellite services      $ 23,383    $     --     $     12,052        $ --         $     (9,659)   $     25,776
Cost of satellite services ........     25,208          --            7,090          --               (9,659)         22,639
Selling, general and
  administrative expenses .........      2,743       1,203               61          --               (1,203)          2,804
Management fee expense ............         --          (4)              --          --                    4              --
                                      --------    --------     ------------        ----         ------------    ------------
Operating (loss) income ...........     (4,568)     (1,199)           4,901          --                1,199             333
Interest expense ..................     (3,062)     (9,831)              --          --                9,831          (3,062)
Interest and investment income ....        208       5,341               --          --               (5,341)            208
                                      --------    --------     ------------        ----         ------------    ------------
(Loss) income before income taxes
  and equity in net loss of
  unconsolidated subsidiaries and
  affiliates ......................     (7,422)     (5,689)           4,901          --                5,689          (2,521)
Income tax (provision) benefit ....      3,848      (1,581)          (1,714)         --                2,721           3,274
                                      --------    --------     ------------        ----         ------------    ------------
(Loss) income before equity in
  net loss of unconsolidated
  subsidiaries and affiliates .....     (3,574)     (7,270)           3,187          --                8,410             753
Equity in net income (loss) of
  unconsolidated subsidiaries,
  net of taxes ....................      3,187     (20,951)              --          --               17,764              --
Equity in net loss of affiliates,
  net of taxes ....................         --     (20,491)              --          --               20,491              --
                                      --------    --------     ------------        ----         ------------    ------------
Net (loss) income .................   $   (387)   $(48,712)    $      3,187        $ --         $     46,665    $        753
                                      ========    ========     ============        ====         ============    ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                           PARENT     ISSUER'S      GUARANTOR       OTHER
                                           COMPANY     PARENT     SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                           -------     ------     ------------   ------------     ------------    ------------
Revenues from satellite services........  $  75,190  $       --    $    36,225    $        --       $ (28,439)     $   82,976
Cost of satellite services..............     75,087          --         21,286             --         (28,439)         67,934
Selling, general and administrative
  expenses..............................      8,372       3,660            775             --          (3,660)          9,147
Management fee expense..................         --          23             --             --             (23)             --
                                          ---------  ----------    -----------    -----------       ---------      ----------
Operating (loss) income.................     (8,269)     (3,683)        14,164             --           3,683           5,895
Interest expense........................     (9,812)    (29,483)            --             --          29,483          (9,812)
Interest and investment income..........        509      15,958             --             --         (15,958)            509
                                          ---------  ----------    -----------    -----------       ---------      ----------
(Loss) income before income taxes,
  equity in net loss of unconsolidated
  subsidiaries and affiliates  and
  cumulative effect of change in
  accounting principle...... ...........    (17,572)    (17,208)        14,164             --          17,208          (3,408)
Income tax benefit (provision)..........      6,197      (4,735)        (4,942)            --           8,123           4,643
                                          ---------  ----------    ------------ -------------       ---------      ----------
(Loss) income before equity in net loss
  of unconsolidated subsidiaries and
  affiliates and cumulative effect of
  change in accounting principle........    (11,375)    (21,943)         9,222             --          25,331           1,235
Equity in net income (loss) of
  unconsolidated subsidiaries, net of
  taxes.................................      9,222    (888,951)            --             --         879,729              --
Equity in net loss of affiliates, net
  of taxes..............................         --     (56,747)            --             --          56,747              --
                                          ---------  ----------    -----------    -----------       ---------      ----------
(Loss) income before cumulative effect
  of change in accounting principle.....     (2,153)   (967,641)         9,222             --         961,807           1,235
Cumulative effect of change in
  accounting principle..................   (562,201)         --             --             --              --        (562,201)
                                          ---------  ----------    -----------    -----------       ---------      ----------
Net (loss) income.......................  $(564,354) $ (967,641)   $     9,222    $        --       $ 961,807      $ (560,966)
                                          =========  ==========    ===========    ===========       =========      ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                       PARENT      ISSUER'S     GUARANTOR      OTHER
                                                       COMPANY      PARENT     SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                                       -------      ------     ------------  ------------ ------------  ------------
Operating activities:
   Net (loss) income ..............................   $(564,354)   $(967,641)   $   9,222    $      --      $ 961,807    $(560,966)
   Non-cash items:
     Cumulative effect of change in accounting
        Principle .................................     562,201           --           --           --             --      562,201
     Equity in net loss of affiliates, net of taxes          --       56,747           --           --        (56,747)          --
     Equity in net loss of unconsolidated
       subsidiaries, net of taxes .................      (9,222)     888,951           --           --       (879,729)          --
     Deferred taxes ...............................          --        4,735        3,388           --         (4,735)       3,388
     Depreciation and amortization ................      40,709           --       15,760                          --       56,469
     Non-cash interest income .....................         909           --           --           --             --          909
     Provisions for bad debts .....................       1,069           --           24           --             --        1,093
   Changes in operating assets and liabilities:
     Accounts receivable, net .....................       1,764           --         (162)          --             --        1,602
     Prepaid expenses and other current assets ....         209           --        2,893           --             --        3,102
     Due (to) from Loral companies, net ...........      37,384           --      (31,272)          --         (3,388)       2,724
     Due (to) from unconsolidated subsidiaries ....          --      (12,899)          --           --         12,899           --
     Other assets .................................       2,780         (446)         122           --            446        2,902
     Accounts payable .............................      (2,363)         171          250           --           (171)      (2,113)
     Accrued expenses and other current
       liabilities ................................          42      (10,210)          --           --         10,210           42
     Customer advances ............................      (3,660)          --         (225)          --             --       (3,885)
     Other long-term liabilities ..................      (1,325)          --           --           --             --       (1,325)
     Other ........................................          --           97           --           --            (97)          --
                                                      ---------    ---------    ---------      -------      ---------    ---------
Net cash provided by (used in) operating
  activities ......................................      66,143      (40,495)          --           --         40,495       66,143
                                                      ---------    ---------    ---------      -------      ---------    ---------
Investing activities:
   Capital expenditures ...........................     (14,628)          --           --           --             --      (14,628)
   Investments in and advances to affiliates ......          --      (12,092)          --           --         12,092           --
   Investments in and advances to
     unconsolidated subsidiaries ..................          --       (2,240)          --           --          2,240           --
                                                      ---------    ---------    ---------      -------      ---------    ---------
Net cash used in investing activities .............     (14,628)     (14,332)          --           --         14,332      (14,628)
                                                      ---------    ---------    ---------      -------      ---------    ---------
Financing activities:
   Interest payment on 10% notes ..................     (45,952)          --           --           --             --      (45,952)
   Note payable to Loral Satellite ................          --       29,500           --           --        (29,500)          --
   Preferred dividends ............................          --      (29,485)          --           --         29,485           --
   Proceeds from stock issuances ..................          --        9,967           --           --         (9,967)          --
                                                      ---------    ---------    ---------      -------      ---------    ---------
Net cash used in financing activities .............     (45,952)       9,982           --           --         (9,982)     (45,952)
                                                      ---------    ---------    ---------      -------      ---------    ---------
Increase (decrease) in cash and cash
  equivalents .....................................       5,563      (44,845)          --           --         44,845        5,563
Cash and cash equivalents -- beginning of
   period .........................................      19,399       46,068           --           --        (46,068)      19,399
                                                      ---------    ---------    ---------      -------      ---------    ---------
Cash and cash equivalents -- end of period ........   $  24,962    $   1,223    $      --      $    --      $  (1,223)   $  24,962
                                                      =========    =========    =========      =======      =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

BANKRUPTCY FILINGS

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

     As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, Loral Orion's prepetition debt obligations (aggregating $827 million), including its 10% senior notes obligations, have been accelerated and are immediately due and Loral Orion's other prepetition debt obligations of $93 million are subject to acceleration (see Note 5 to the condensed consolidated financial statements). On July 15, 2003, Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

     As provided by the Bankruptcy Code, Loral Orion and its Debtor Subsidiaries have the exclusive right to submit their plan or plans of reorganization for 120 days from the date of the filing of the voluntary petitions. On November 12, 2003, the Bankruptcy Court extended this exclusive period to March 12, 2004. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If Loral Orion and its Debtor Subsidiaries fail to file their plan or plans of reorganization during such period, or if such plan or plans is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan or plans of reorganization for Loral Orion and its Debtor Subsidiaries. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan or plans of reorganization notwithstanding an objection to the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. Although Loral Orion and its Debtor Subsidiaries expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during 2004, there can be no assurance that a reorganization plan or plans will be proposed by Loral Orion and its Debtor Subsidiaries or confirmed by the Bankruptcy Court or that any such plan will be consummated.

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

     As part of its Chapter 11 Cases, Loral and its Debtor Subsidiaries routinely file pleadings, documents and reports with the Bankruptcy Court, which may contain updated, additional or more detailed information about the Company, its assets and liabilities or financial performance. Copies of the filings for Loral's Chapter 11 Cases are available, for a fee, during regular business hours at the office of the Clerk of the Bankruptcy Court or from the Bankruptcy Court's website located at http://www.nysb.uscourts.gov.

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

CRITICAL ACCOUNTING MATTERS

     See the Company's latest Annual Report on Form 10-K filed with the SEC and Accounting Pronouncements below.

RESULTS OF OPERATIONS

     In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization and reorganization expenses due to bankruptcy ("Adjusted EBITDA" see note 1 to table below) as a measure of its businesses' profit or loss. The following discusses the results of Loral Orion for the three and nine months ended September 30, 2003 and 2002.

REVENUE AND ADJUSTED EBITDA(1) (IN MILLIONS):

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                      -----------------------       ----------------------
                                                        2003           2002           2003          2002
                                                        ----           ----           ----          ----
Revenues.........................................     $   24.4       $   25.8       $   74.3      $   83.0
                                                      ========       ========       ========      ========
Adjusted EBITDA..................................     $   16.1       $   19.2       $   51.6      $   62.4

Depreciation and amortization....................        (18.8)         (18.9)         (56.5)        (56.5)
Reorganization expenses due to bankruptcy........         (1.6)            --           (1.6)           --
                                                      --------       --------       --------      --------
Operating (loss) income..........................         (4.3)           0.3           (6.5)          5.9
Interest expense.................................         (0.7)          (3.0)          (6.3)         (9.8)
Interest income..................................           --            0.2             --           0.5
Income tax benefit (provision)...................           --            3.3           (0.1)          4.6
Cumulative effect of change in
   accounting principle..........................           --             --             --        (562.2)
                                                      --------       --------       --------      --------
Net (loss) income................................     $   (5.0)      $    0.8       $  (12.9)     $ (561.0)
                                                      ========       ========       ========      ========

(1) The common definition of EBITDA is "Earnings Before Interest, Taxes, Depreciation and Amortization." The Company defines "Adjusted EBITDA" as EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain on investment; equity in net losses of affiliates, net of tax; minority interest, net of tax; cumulative effect of change in accounting principle, net of tax, and extraordinary gain on acquisition of minority interest, net of tax. Adjusted EBITDA should be used in conjunction with GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of the Company's liquidity or as an alternative to net income as an indicator of the Company's operating performance.

     The Company believes the use of Adjusted EBITDA along with GAAP financial measures enhances the understanding of the Company's operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets and the differences in assets' lives. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by other companies. The Company also uses Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, and to evaluate future growth opportunities. See the above table for reconciliations of Adjusted EBITDA to net loss.



THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH SEPTEMBER 30, 2002

     Revenues were $24.4 million and $25.8 million in 2003 and 2002, respectively. Revenues decreased due to reduced prices of $3 million resulting form the global economic downturn, which has caused a delay in demand for new telecommunications applications and services, offset by increased volume of $2 million.

     Cost of satellite services were $23.6 million and $22.6 million in 2003 and 2002, respectively. This increase was primarily due to higher insurance costs resulting from a higher premium on renewal (including changes in coverage requirements) for one of the Company's satellites.

     Selling, general and administrative expenses were $3.6 million and $2.8 million in 2003 and 2002, respectively. This increase was primarily due to an increase in bad debt expense.

     Reorganization expenses due to bankruptcy in 2003 were $1.6 million for the period from July 15, 2003 (date of filing) to September 30, 2003, which includes professional fees of $1.7 million, offset by interest and investment income earned of $0.1 million (which represents the interest earned subsequent to filing bankruptcy).

     As a result of the above, the Company had an operating loss of $4.3 million in 2003 as compared to operating income of $0.3 million in 2002.

     Interest expense was $0.7 million, net of capitalized interest of $0.1 million in 2003, as compared to $3.1 million in 2002. The decrease was primarily as a result of the Company's voluntary petitions for reorganization as the Company does not pay interest on its debt obligations subsequent to July 15, 2003.

     The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2003 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its current period tax losses to the extent such losses are utilized by the consolidated group in the current period; otherwise the Company is required to pay its separate Company income tax liability to Loral Space & Communications Corporation. At December 31, 2002, Loral Orion recorded a 100% valuation allowance against its net deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. During 2003, the Company continued to maintain the 100% valuation allowance and recorded no benefit under the tax sharing agreement for its loss. In 2002, the Company recorded a nominal tax provision for foreign income taxes on a pre-tax loss of $5.0 million. In 2002, the Company recorded a tax benefit of $3.3 million under the tax sharing agreement on a pre-tax loss of $2.5 million.

     As a result of the above, net (loss) income was $(5.0) million and $0.8 million for the three months ended September 30, 2003 and 2002, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH SEPTEMBER 30, 2002

     Revenues were $74.3 million and $83.0 million in 2003 and 2002, respectively. Revenues decreased due to reduced prices of $12 million resulting from the global economic downturn, which has caused a delay in demand for new telecommunications applications and services, offset by increased volume of $4 million.

     Cost of satellite services were $70.8 million and $67.9 million in 2003 and 2002, respectively. This increase was primarily due to higher insurance costs resulting from a higher premium on renewal (including changes in coverage requirements) for one of the Company's satellites.

     Selling, general and administrative expenses were $8.5 million and $9.1 million in 2003 and 2002, respectively. This decrease was primarily due to lower incurred and allocated marketing expenses from Loral Skynet.

     Reorganization expenses due to bankruptcy in 2003 were $1.6 million for the period from July 15, 2003 (date of filing) to September 30, 2003, which includes professional fees of $1.7 million, offset by interest and investment income earned of $0.1 million (which represents the interest earned subsequent to filing bankruptcy).

     As a result of the above, the Company had an operating loss of $6.5 million in 2003, as compared to operating income of $5.9 million in 2002.

     Interest expense was $6.3 million, net of capitalized interest of $0.9 million in 2003 as compared to $9.8 million in 2002. The decrease was primarily as a result of the Company's voluntary petitions for reorganization as the Company does not pay interest on its debt obligations subsequent to July 15, 2003.

     The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2003 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its current period tax losses to the extent such losses are utilized by the consolidated group in the current period; otherwise the Company is required to pay its separate Company income tax liability to Loral Space & Communications Corporation. At December 31, 2002, Loral Orion recorded a 100% valuation allowance against its net deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. During 2003, the Company continued to maintain the 100% valuation allowance and recorded no benefit under the tax sharing agreement for its loss. In 2003, the Company recorded a tax provision of $(0.1) million for foreign income tax on a pre-tax loss of $12.8 million. In 2002, the Company recorded a tax benefit of $4.6 million under the tax sharing agreement on a pre-tax loss of $3.4 million.

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge for the cumulative effect of change in accounting principle of $562 million (see Accounting Pronouncements).

     As a result of the above, net loss was $(12.9) million and $(561.0) million for the nine months ended September 30, 2003 and 2002, respectively.

Backlog

     The Company had contracted backlog of approximately $352 million and $453 million at September 30, 2003 and December 31, 2002, which includes $38 million and $42 million, respectively, to Loral companies.

LIQUIDITY AND CAPITAL RESOURCES

     Loral Orion's principal challenge has been to overcome a confluence of events that have severely affected the satellite industry in recent years. These include a downturn in the global economy in general, the inability of Loral Orion's customers to access the capital markets which led to the declining utilization of services by existing customers and a lack of new customers, in particular telecommunications and Internet access providers entering the market, and reduced demand resulting in an overabundance of transponder capacity for satellite services. As a result of these and other factors, on July 15, 2003, Loral, Loral Orion and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, Loral Orion's prepetition debt obligations (aggregating $827 million), including its 10% senior notes obligations, have been accelerated and are immediately due and Loral Orion's other prepetition debt obligations of $93 million are subject to acceleration (see Note 5 to the condensed consolidated financial statements). On July 15, 2003, Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

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

Liabilities Subject to Compromise

     As discussed above, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

     In the condensed consolidated balance sheet, the caption "liabilities subject to compromise" reflects Loral Orion's current estimate of the amount of prepetition claims that will be restructured in Loral Orion's and its Debtor Subsidiaries' Chapter 11 Cases. Pursuant to court order, Loral Orion has been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, the Company has rejected certain of its prepetition obligations. Loral Orion is in the process of calculating its estimated liability to the unsecured creditors affected by these contract rejections. Loral Orion will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against Loral Orion and its Debtor Subsidiaries must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. No bar date has yet been set by the Bankruptcy Court. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Loral Orion and its Debtor Subsidiaries will continue to evaluate the amount and classification of their prepetition liabilities in general through the remainder of their Chapter 11 Cases. Should Loral or its Debtor Subsidiaries, through this ongoing evaluation, identify additional liabilities subject to compromise, such amounts will be recognized accordingly. As a result, "liabilities subject to compromise" are subject to change. Claims classified as "liabilities subject to compromise" represent secured as well as unsecured claims. Liabilities subject to compromise at September 30, 2003 consisted of the following (in thousands):

Debt obligations............................................................    $   919,977
Accounts payable............................................................          1,791
Customer advances...........................................................          4,626
Accrued interest and other current liabilities..............................          6,815
Other long term liabilities ................................................          5,013
Due to Loral companies......................................................         40,714
Note payable to Loral SpaceCom..............................................         33,126
                                                                                -----------
    Total liabilities subject to compromise.................................    $ 1,012,062
                                                                                ===========

Contractual Obligations

     Contractual obligations as previously disclosed in the Company's Latest Annual Report on Form 10-K have not materially changed. However, as a result of the Company's Chapter 11 filing, debt obligations of approximately $920 million have been accelerated or are subject to acceleration.

Net Cash Provided by Operating Activities

     Net cash provided by operating activities for the nine months ended September 30, 2003 was $45 million. This was primarily due to net income as adjusted for non-cash items of $46 million (primarily depreciation and amortization).

     Net cash provided by operating activities for the nine months ended September 30, 2002 was $66 million, primarily due to net income as adjusted for non-cash items of $63 million (primarily depreciation and amortization).

Net Cash Used in Investing Activities

     Net cash used in investing activities was $5 million and $15 million for the nine months ended September 30, 2003 and 2002, respectively, primarily for capital expenditures for the construction of satellites and related equipment.

Net Cash Used in Financing Activities

     Net cash used in financing activities was $31 million and $46 million for the nine months ended September 30, 2003 and September 30, 2002, respectively, resulting from interest payments on the 10% senior notes.

COMMITMENTS AND CONTINGENCIES

     On September 20, 2002, and as further amended in March 2003, Loral and Loral Orion agreed with APT Satellite Company Limited ("APT") to jointly acquire the Apstar V satellite, a satellite then under construction by SS/L for APT pursuant to which Loral Orion and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, Loral Orion would initially acquire 23% of the satellite in return for paying 25% of the project cost, and would pay to APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. Of the 12.5 transponders initially acquired by Loral Orion, Loral SpaceCom has agreed to purchase from Loral Orion 4.75 of such transponders, together with a lease of an additional transponder for an approximate two-year period from the satellite's in-service date, at a price equal to 12.5% of the project cost of the satellite.

     In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, Loral Orion and APT amended their various agreements to convert their arrangement from a joint ownership arrangement to a lease arrangement, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite and the arrangement between Loral Orion and Loral SpaceCom described above. Under this arrangement approved by the Bankruptcy Court in October 2003, Loral Orion will retain title to the entire satellite, now known as Telstar 18, and will lease to APT transponders representing initially 77% of the transponder capacity on the satellite. The number of transponders leased to APT would be reduced over time upon repayment by Loral Orion of the second 25% of the satellite's project cost. Upon payment in full by Loral Orion of 50% of the project cost of the satellite, the lease to APT would be reduced from 77% to 54% of the satellite's transponder capacity. At September 30, 2003 the project cost of the satellite was estimated at $230 million. The second 25% of the project cost of the satellite to be repaid by Loral Orion to APT as termination fees, are estimated as follows: $7 million to terminate APT's leasehold interest in 2.5 additional transponders on the second anniversary of the satellite's in-service date; $13 million for three additional transponders on the third anniversary; and $18 million for four additional transponders on each of the fourth and fifth anniversary. Loral Orion may at its option, elect to accelerate the termination of APT's leasehold interest in certain of the foregoing transponders upon earlier payment of the related termination fee. Loral Orion has agreed that if so requested by APT, it will seek further government approval to transfer a portion of the satellite to APT. If it is successful in doing so, the parties will revert back to the original joint ownership arrangement. As a result of the above changes to the agreement, whereby Loral Orion will retain title and provide capacity to APT under a lease arrangement, in the fourth quarter of 2003 Loral Orion will record 100% of the satellite cost, deferred revenue to APT for the capacity that APT will be leasing, and a long-term liability to APT for the leasehold interests to be acquired by Loral Orion from APT in the future (which will be based on the present value of such obligations).

     In October 2003, Loral and APT have engaged in discussions to further revise their existing arrangement. Under this proposed arrangement, Loral would accelerate the termination of APT's leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially borne by APT, increasing Loral's initial economic interest in the satellite from 23% to 31%. In addition, Loral Orion would provide to APT, free of charge, available capacity on Telstar 10/Apstar IIR, during an interim period and provide APT with certain rights to exchange Ku-band transponder capacity on Telstar 18 for Ku-band transponder capacity on Telstar
10/Apstar IIR. The effectiveness of any revised arrangement agreed to between APT and Loral will be subject to the approval of the Bankruptcy Court.

     In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, the Company could lease replacement capacity and function as a reseller with respect to such capacity. In addition, Loral Orion did not renew its in-orbit insurance policy due to the high cost of such insurance and the relative age of the satellite. As of September 30, 2003, the net book value of the satellite was $65 million. A loss of the satellite, would have a material adverse effect on the Company.

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

     While the Company has in the past, consistent with industry practice and the requirements of the Company's indenture, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Two satellites owned by Loral Orion have the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect these satellites. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. The Company believes that the
                                       27
insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with the renewal of insurance for the Company's other satellite in 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and results of operations.

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

OTHER MATTERS

     Insurance Matters

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

     Accounting Pronouncements

SFAS 142

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") and Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17"), to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples and future discounted cash flows.

     In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $562 million (at December 31, 2001) from the acquisition of the Company by Loral in 1998 was reviewed under the new transitional guidance as of January 1, 2002. The Company hired professionals in the valuation consulting business to determine the fair value of the Company. Since there were no quoted market prices in active markets for the Company, the measurement of fair value was based on the best information available in the circumstances, including reasonable and supportable assumptions and projections, to determine that the most appropriate method of fair value was public company trading multiples. Based on the fair values concluded on by those professionals, management determined that the Company's goodwill under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million. The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in SFAS 121 and APB 17 to the fair value approach which is stipulated in SFAS 142.

SFAS 143

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has determined that there was no effect on its consolidated financial position or results of operations upon the adoption of SFAS 143 on January 1, 2003.

FIN 45

     In November 2002, the FASB issued FIN 45 which elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or results of operations.

FIN 46

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applied by the Company as of December 31, 2003. The Company is currently evaluating the provisions of FIN 46.

SFAS 149

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for certain provisions that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003. Management determined that the adoption of SFAS 149 did not have an impact on its consolidated financial position or results of operations.

SFAS 150

     In May 2003, the FASB issued SFAS 150 which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Management has determined that there was no effect on its consolidated financial position or results of operations upon the adoption of SFAS 150 on July 1, 2003.

EITF 00-21

     In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. Management determined that the adoption of EITF 00-21 did not have an effect on the Company's consolidated financial position or results of operations

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. Loral Orion's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2003, have concluded that as of September 30, 2003, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     (b) Internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2003, that have materially effected, are reasonably likely to materially effect, the Company's control over financial reporting.

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

     As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, Loral Orion's prepetition debt obligations, including its 10% senior notes obligations, have been accelerated and are immediately due and payable and Loral Orion's other prepetition debt obligations are subject to acceleration (see Note 5 to the condensed consolidated financial statements). A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. At this point, it is not possible to predict with certainty when a plan of reorganization will be confirmed by the Bankruptcy Court in the Chapter 11 Cases or how any such plan will treat the claims of prepetition creditors.

     See Note 9 to the condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) On July 15, 2003, Loral, Loral Orion, and certain of its subsidiaries, including Loral Asia Pacific, (the "Debtor Subsidiaries") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Lead Case No. 03-41716 (RDD), Case Nos. 03-41717 (RDD) through 03-41723 (RDD)). As a result of Loral Orion's voluntary petitions for reorganization, Loral Orion's 10% senior notes obligations have been accelerated and are immediately due and payable and Loral Orion's other debt obligations are subject to acceleration (see Note 5 to the condensed consolidated financial statements). On July 15, 2003, Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007.

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

                                         LORAL ORION, INC. Registrant

Date: November 14, 2003                  /s/ RICHARD J. TOWNSEND
                                         ---------------------------------------
                                         Richard J. Townsend
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer and
                                         Registrant's Authorized Officer)

                                  EXHIBIT INDEX

 EXHIBIT NO.                             DESCRIPTION
 ----------                              -----------
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