Form 10-K
period 2003-12-31
LORAL ORION INC
filed 2004-03-15
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission file number 0-22085

LORAL ORION, INC.

500 Hills Drive, Bedminster, NJ 07921

Telephone: (908) 470-2300

State or Other Jurisdiction of Incorporation:

Delaware

IRS identification number:

52-1564318

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

11¼% Senior Notes Due 2007

12½% Senior Discount Notes Due 2007
10% Senior Notes Due 2006

      The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2). Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

      The number of shares of common stock, par value $.01 per share of the registrant outstanding as of December 31, 2003 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd. The aggregate market value of the common shares held by affiliates was zero.

PART I

Item 1.	Business

Overview

      Loral Orion, Inc. together with its subsidiaries (“Loral Orion”, the “Company”, “we”, “our” and “us”) owns telecommunications satellites and has the rights to numerous well-positioned orbital slots. Our business is managed by Loral Skynet, a division of a subsidiary of our parent, Loral Space & Communications Ltd. (“Loral”). The satellites provide transponder capacity and platforms for use by television and cable networks to broadcast video programming, and by communication service providers, resellers and corporate customers for broadband data transmission, Internet services and other value-added communications services.

      Loral Orion was incorporated on January 22, 1998 in the state of Delaware and was acquired by Loral on March 20, 1998.

Bankruptcy Filings

      On July 15, 2003, Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited (“Loral Asia Pacific”), (the “Debtor Subsidiaries” and collectively with Loral, Loral Orion and certain other Loral subsidiaries the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD)), Case Nos. 03-41709 (RDD) through 03-41728 (RDD), collectively, the (“Chapter 11 Cases”). We continue to manage our properties and operate our business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      We plan to reorganize Loral Orion around our satellites.

      A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors of the Debtors including all holders of our senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court.

      As provided by the Bankruptcy Code, the Debtors had the exclusive right to submit a plan (or plans) of reorganization for 120 days from the date of the Chapter 11 filing. On November 12, 2003, the Bankruptcy Court extended this exclusive period for another 120 days. On March 16, 2004, a hearing will be held to consider a further extension of the exclusivity period. We have no assurance that this extension request will be granted. If we fail to file our plan of reorganization during the exclusive period, or if we file a plan of reorganization and the required number of creditors do not approve our plan of reorganization within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors, including Loral Orion and its Debtor Subsidiaries.

      As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against the Debtors, arising prior to or relating to events which occurred prior to the Chapter 11 filing, is generally subject to an automatic stay under Section 362 of the Bankruptcy Code. Absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases. Parties whose contracts or leases are rejected may file claims with the Bankruptcy Court.

Business Overview: Satellite Services

      We operate in one business segment, Satellite Services. Loral Skynet, which manages and operates our business, is a leading satellite operator. Our satellites operate in geosynchronous earth orbit approximately 23,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface. They provide reliable, high-bandwidth services anywhere in their coverage areas and serve as the backbone for many forms of telecommunications.

      Customers lease transponder capacity for distribution of network and cable television programming, for direct-to-home (“DTH”) video transmission and for live video feeds from breaking news and sporting events and broadband data distribution. Increasingly, satellites are being used for international communications using Internet Protocol (IP)-based technologies, for high-speed data services for businesses through very small aperture terminal (VSAT) networks, and for distance learning and educational television. We operate in a highly competitive market with other well-established satellite operators including PanAmSat, Intelsat, SES Global, Eutelsat and New Skies. While we also compete with fiber optic cable and other terrestrial delivery systems, satellites are considerably more efficient for certain applications, such as broadcast or point-to-multipoint transmission of video and data. For point-to-point applications, however, fiber may cost less, so satellites compete on the basis of superior reliability, or serve as a back-up service. Satellites also better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.

      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and increased competition from fiber. The downturn in the telecommunications sector led many existing customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased our satellite capacity for the delivery of new applications failed to meet their business objectives. Our growth will rely on our ability to differentiate ourselves from the competition through customized product offerings, superior customer service and successful marketing of available capacity on our international satellites, which is well positioned to serve regions of the world where demand is growing.

      The following chart presents details on our international satellites:

Expected
Satellite	Location	Frequency	Coverage	In Service Date	End of Life

Telstar 10/ApstarIIR	76.5(degrees)	E.L. C/Ku-band	Asia and portions of Europe, portions of Africa and Australia	December 1997	September 2012

Telstar 11	37.5(degrees)	W.L. Ku-band	Europe, SE Canada, U.S. East of the Rockies and portions of Mexico	January 1995	June 2004(1)

Telstar 12	15(degrees)	W.L. Ku-band	Eastern U.S., SE Canada, Europe, Russia, Middle East, North Africa, portions of South and Central America	January 2000	June 2016

Telstar 18/ApstarV(2)	138(degrees)	E.L. C/Ku-band	India, South East Asia, China, Australia and Hawaii	To be launched in 2004	TBD(3)

(1)	During the fourth quarter of 2003, we determined that Telstar 11 would go out of service in June 2004, which is earlier than its previously expected end of life of March 2005.

(2)	We will own the Telstar 18/ Apstar V satellite and will initially lease 37 transponders on the satellite to an Asian satellite services company, in return for its funding a substantial portion of the project cost for Telstar 18. Loral SpaceCom has agreed to purchase from us 4.75 transponders on Telstar 18/ Apstar V, together with a lease of an additional transponder for an approximate two-year period from the Telstar 18/ Apstar V in-service date.

(3)	To be determined after launch and in-orbit testing.

Agreements with Loral Skynet and Loral

      Loral Skynet and Loral provide services for us. See Note 11 to the consolidated financial statements.

Satellite Services Performance

	For the Years Ending
	December 31,

	2003	2002	2001

	(in millions)
Total Satellite Services revenues	$93.6	$109.7	$128.1
Eliminations	—	—	(19.2)

Revenues from satellite services as reported	$93.6	$109.7	$108.9

Satellite Services Adjusted EBITDA(1)	$58.7	$82.6	$85.0

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Results of Operations and Financial Condition for the definition of Adjusted EBITDA.

     Satellite Services assets were $642.4 million, $658.4 million and $1.3 billion as of December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, backlog was $432 million and $453 million, respectively.

REGULATION

Telecommunications Regulation

      As an operator of a privately owned global satellite system, we are subject to: the regulatory authority of the U.S. government; the regulatory authority of other countries in which we operate; and the frequency coordination process of the International Telecommunications Union (“ITU”). Our ability to provide satellite services in a particular country or region is subject also to the technical constraints of our satellites, international coordination, local regulatory approval and any limitation to those approvals.

     U.S. Regulation

      The Federal Communications Commission (“FCC”) regulates our U.S.-licensed satellites as well as our non-U.S. licensed satellites authorized to operate in the U.S. We are subject to the FCC’s jurisdiction primarily for the licensing of satellites and earth stations, avoidance of interference with other radio stations and compliance with FCC rules. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, forfeiture of bonds, or the denial of new or renewal authorizations. We are not regulated as a common carrier and, therefore, are not subject to rate regulation or the obligation not to discriminate among customers. We must pay FCC filing fees in connection with our space station and earth station applications and annual fees to defray the FCC’s regulatory expenses We must file annual status reports with the FCC and, to the extent Loral is deemed to be providing interstate/international telecommunications, we must contribute funds supporting universal service. Loral has petitioned the FCC for exemptions from having to pay certain of such fees and contributions. These petitions are under review by the FCC.

          Authorization to Launch and Operate Satellites

      Pursuant to satellite licensing rules issued in 2003, the FCC grants satellite authorizations on a first-come, first-served basis to satellite operators that meet its legal and technical qualification requirements. The FCC often receives multiple applications to operate a satellite at a given orbital slot. There can be no assurance that our applications will be granted. Most satellite authorizations include specific construction and launch milestones; failure to meet them may result in license revocations. Under FCC licensing rules, we must post a bond for up to $5,000,000 when we are granted a satellite authorization. The bond may be forfeited if we fail to meet any of the milestones for satellite construction, launch and commencement of operation. In accordance with the current licensing rules, the FCC will issue new satellite licenses for an initial fifteen-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite. At the end of a fifteen-year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.

      We have final FCC authorization for the following existing or planned satellites which operate or will operate in the C-band, the Ku-band, or both bands: Telstar 11 at 37.5° W.L., Telstar 12 at 15° W.L. and Orion A at 47° W.L. In addition, we have final authorization to operate at the following orbital slots: Ka-band at 15° W.L., 67° W.L., 139° E.L., and 126.5° E.L. Certain of our authorizations are subject to pending petitions for reconsideration or review submitted to the FCC by third parties. The final FCC authorizations for certain of the satellites that are not yet in orbit also do not cover certain design changes or milestone extension requests that are the subject of pending modification applications. There can be no assurance that such design changes or milestone extensions will be granted by the FCC. The failure to obtain a milestone extension could result in the loss of the related FCC authorization. If we are unable to obtain FCC approval to implement its requested technical modifications for any particular authorization, we will be obligated to operate the related satellite in accordance with the original authorization. We also have an application pending before the FCC at 126° E.L. for use of the Ku-band. There can be no assurance that the FCC will grant this application. Even if the FCC grants this application and authorizes construction and operation of the satellite, the FCC may require that we post a bond in the amount of $5,000,000, all or some portion of which may be forfeited to the United States Treasury should the FCC subsequently determine that we failed to meet any of the milestones contained in the authorization.

      Under the FCC’s rules, an applicant may commence satellite construction prior to receiving an authorization to launch and operate, but must notify the FCC of its intention to do so. The applicant undertakes construction at its own risk. We may begin construction, but must recognize that the FCC may not grant the application, may not assign the satellite to its proposed orbital location, or otherwise may reduce or eliminate the value of the construction begun on the satellite.

          Scope of Services Authorized

      In 1996, the FCC largely eliminated the regulatory distinction between U.S. domestic satellites and U.S.-licensed international satellites. As a result, each of our FCC-licensed satellites may be used, to the extent technically feasible, to provide both U.S. domestic and international services.

          Coordination Requirements

      The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent satellites. Adjacent satellite operators must coordinate with one another to minimize frequency conflicts. The FCC reserves the right to require that an FCC-licensed satellite be relocated if it deems such a change to be in the public interest.

     Regulation by Non-U.S. National Telecommunications Authorities

      Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end-users vary substantially from country to country. Some countries may require us to confirm that we have successfully completed technical consultation with other satellite service providers before offering services on a given satellite. In addition, we may be subject to varying communications and/or broadcasting laws with respect to our provision of international satellite services.

      Foreign laws and regulatory practices may be applied or changed in ways that may adversely affect our ability to operate or provide service. There are no guarantees that other countries will grant our applications to construct, launch, operate or provide service via satellites, or extend construction or launch milestones, or that we will be permitted to retain or renew our authorizations. As in the U.S., violations of other countries’ laws and rules may result in sanctions, fines, loss of authorizations or denial of applications for new or renewal authorizations. Application and other administrative fees may be required in other countries. License terms for non-U.S. authorizations held by Loral vary but generally authorize operation for at least the life of the satellite and include rights to operate a replacement satellite. Loral’s failure to operate or maintain operation of a satellite pursuant to a non-U.S. authorization may result in revocation.

      Many countries have liberalized their regulations for the provision of voice, data or video services. This trend should accelerate with the commitments by many World Trade Organization (“WTO”) members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition. Other countries, however, have maintained strict monopoly regimes. In such markets, the provision of service from Loral and other U.S.-licensed satellites may be more complicated.

      In addition to the orbital slots licensed by the FCC, Loral has been assigned orbital slots by certain other countries. Pursuant to a lease, Loral operates all of the capacity (with the exception of one transponder) on the Telstar 10/ Apstar IIR C/ Ku-band satellite licensed by China and located at 76.5° E.L. We plan to operate the extended C- and Ku-band payload on Telstar 18/ Apstar V at 138° E.L. using licenses provided by China and Tonga, respectively.

          The ITU Frequency Coordination Process

      All satellite systems are subject to ITU frequency coordination requirements and must obtain appropriate authority to provide service in a given territory. The required international coordination process may limit the extent to which all or some portion of a particular authorized orbital slot may be used for commercial operations, with a corresponding impact on the useable capacity of a satellite at that location.

      All of our satellite registrations are or will be subject to the ITU coordination process. There may be more than one ITU filing submitted for a particular orbital slot, or one adjacent to it, thus requiring coordination between or among the affected operators. Loral cannot guarantee successful frequency coordination for its satellites.

Export Regulation

      Commercial communication satellites and certain related items, technical data and services, are subject to United States export controls. These laws and regulations affect the export of products and services to foreign launch providers, subcontractors, insurers, customers, potential customers, and business partners, as well as to foreign Loral employees, foreign regulatory bodies, foreign national telecommunications authorities and to foreign persons generally. Commercial communications satellites and certain related items, technical data and services are on the United States Munitions List and are subject to the Arms Export Control Act and the International Traffic in Arms Regulations. Export jurisdiction over these products and services resides with the U.S. Department of State. Other Loral exports remain subject to the jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations.

      U.S. Government licenses or other approvals generally must be obtained before satellites and related items, technical data and services are exported and may be required before they are re-exported or transferred from one foreign person to another foreign person. There can be no assurance that such licenses or approvals will be granted. Also, licenses or approvals may be granted with limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval.

FOREIGN OPERATIONS

      Sales to foreign customers, primarily in Europe and Asia, represented 38%, 43% and 44% of our consolidated revenues for 2003, 2002 and 2001, respectively. With the exception of our satellites in orbit, our long-lived assets are primarily located in the United States. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Commitments and Contingencies — We face risks in conducting business internationally” for a discussion of the risks related to operating internationally.

EMPLOYEES

      As of December 31, 2003, we had no full time employees. See Loral Skynet Agreements in Note 11 to the consolidated financial statements.

AVAILABLE INFORMATION

      Loral Orion makes available free of charge through Loral’s website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such reports are filed electronically with the SEC. Loral’s Internet address is www.loral.com. Loral.com is an inactive textual reference only, meaning that the information contained on the website is not part of this report and is not incorporated in this report by reference.

Item 2.	Properties

      We do not own or lease office space. See Loral Skynet Agreements in Note 11 to the consolidated financial statements.

Item 3.	Legal Proceedings

      We are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of these existing legal matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      All of our outstanding common stock is owned, directly or indirectly, by Loral Space & Communications Corporation, a wholly owned subsidiary of Loral. Therefore, there is no public trading market for our common stock. We have never paid dividends on our common stock. Our indenture relating to our 10% senior notes obligations includes certain restrictions on our ability to pay dividends or make loans to our parent.

      The Debtors will not pay any dividends or make any distributions during the pendency of the Chapter 11 Cases. The ability of the Debtors to pay dividends or distributions following any emergence from Chapter 11 will depend on various factors that cannot be determined at this time.

Item 6.	Selected Financial Data

      The following selected consolidated financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements.

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION

(in thousands)

	Years ended December 31,

	2003	2002		2001	2000	1999

Statement of operations data:
Revenues	$93,578	$109,739		$108,945	$83,384	$35,721
Operating (loss) income	(36,409)	7,271		(9,036)	(34,084)	(45,775)
Loss from continuing operations	(45,832)	(21,162)		(76,170)	(129,117)	(98,732)
Loss from discontinued operations	—	—		(12,087)	(8,301)	(15,443)
Loss before cumulative effect of change in accounting principle	(45,832)	(21,162)		(88,257)	(137,418)	(114,175)
Cumulative effect of change in accounting principle	—	(562,201	) (1)	—	—	—
Net loss	(45,832)	(583,363)		(88,257)	(137,418)	(114,175)
Other data:
Deficiency of earnings to cover fixed charges	$(43,802)	$(5,399)		$(72,181)	$(128,207)	$(129,423)

	December 31,

	2003(2)	2002(1)	2001(3)	2000	1999

Balance sheet data:
Total assets	$642,432	$658,386	$1,279,549	$1,428,949	$1,684,287
Debt, including current portion	—	951,528	998,819	989,549	953,871
Other non-current liabilities	123,180	46,602	47,246	16,596	22,705
Liabilities subject to compromise	1,003,632	—	—	—	—
Stockholder’s (deficit) equity	(504,449)	(399,016)	184,347	256,635	348,228

(1)	On January 1, 2002, we recorded a charge of $562 million to write-off all of our goodwill as the cumulative effect of change in accounting principle (see Note 4 to the consolidated financial statements).

(2)	As a result of our Chapter 11 filing, our debt obligations and certain other liabilities existing at July 15, 2003, have been classified as liabilities subject to compromise on our balance sheet as of December 31, 2003 (see Note 5 to the consolidated financial statements).

(3)	On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes guaranteed by Loral and 0.6 million five year warrants to purchase Loral common stock in exchange for a total of $841 million principal amount of Loral Orion senior notes due 2007 and senior discount notes due 2007.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion and analysis should be read in conjunction with our consolidated financial statements included in Item 8.

      We use the terms “Loral Orion,” “the Company,” “we,” “our,” and “us” in this report to refer to Loral Orion and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

      Except for the historical information contained in the following discussion and analysis, the matters discussed are not historical facts, but are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. These include the development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court and the ability to maintain good relations with our customers and suppliers. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to other periodic reports filed with the SEC by Loral Orion. In addition, we caution you that we operate in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

Business — Satellite Services

      Our business is managed by Loral Skynet, a division of a subsidiary of our parent Loral Space & Communications Ltd. (“Loral”), who leases satellite capacity on our satellites and platforms to our customers for video and direct-to-home (DTH) broadcasting, high-speed data distribution, Internet access, communications and networking services. The satellite services business is capital intensive and highly competitive. We compete with other satellite operators and with ground-based service providers. The build-out of a satellite fleet requires substantial investment. Once these investments are made, however, the costs to maintain and operate the satellites are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Beyond construction, one of the major cost factors is in-orbit insurance, an essential component given the harsh and unpredictable environment in which the satellites operate. Annual receipts from this business are fairly predictable because they are based on an established base of long-term customer contracts. In 2003, satellite services sales were $93.6 million. Worldwide Satellite Services industry sales in 2002 were approximately $7 billion, according to available industry estimates. Backlog at December 31, 2003 was $432 million.

      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and increased competition from fiber. The downturn in the telecommunications sector led many existing customers, hampered by a lack of access to the capital markets and a slow-down in demand, to postpone expansion plans. Similarly, several start-up companies that leased our satellite capacity for the delivery of new applications failed to meet their business objectives. Our growth will rely on our ability to differentiate ourselves from the competition through customized product offerings, superior customer service and successful marketing of available capacity on our satellites, which is well positioned to serve regions of the world where demand is growing.

Bankruptcy Proceedings

      We operate in extremely competitive markets characterized in recent years by over-capacity and pricing pressures brought on by the global economic downturn. Our existing and potential customers, having limited access to the capital markets, postponed or reduced the scope of their planned satellite-based applications and services. This resulted in an excess of transponder capacity. In the face of these pressures, we further increased our emphasis on cash conservation over the last 18 months, reducing operating expenses and closely monitoring capital expenditures. The sustained and unprecedented decline in demand for our satellite services, however, exacerbated our already strained financial condition. On July 15, 2003, Loral, Loral Orion and certain of their subsidiaries, including Loral Asia Pacific Satellite (HK) Limited, filed voluntary petitions for reorganization under Chapter 11. As a result of our Chapter 11 filing, all of our prepetition debt obligations aggregating $920 million at December 31, 2003 ($699 million principal amount), including our 10% senior notes obligations, have been accelerated. On July 15, 2003, we suspended interest payments on all of our senior unsecured notes, with a principal amount of $699 million.

      For the duration of the bankruptcy proceedings, our business is subject to risks and uncertainties of bankruptcy (see “Commitments and Contingencies” section below for examples of such risks and uncertainties).

     Future Outlook

      We intend to reorganize around our satellites, which cover regions with high growth potential, such as South East Asia and South America, where the ground infrastructure is inadequate to support increased demand. We consider these operations to be a viable foundation for the further expansion of our company. We anticipate using excess cash flows from operations to populate our available slots with satellites to meet market demand. We are in the process now of completing our long-term business plan. We believe the plan is sound and that we will not require any additional financing to fund operations. At this time, however, it is impossible to predict accurately the effect of the Chapter 11 reorganization on us, when we may emerge from Chapter 11 and what our capital structure will be. The rights and claims of various creditors and security holders will be determined by our plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

      Critical success factors for us include Loral Skynet maintaining its reputation of reliability, quality and superior customer service. During reorganization, in particular, these factors are vital to securing new customers and retaining current ones. In addition, we must continue to contain costs and maximize the efficiency of our operations. Loral Skynet is focused on increasing the capacity utilization of our satellites.

      See Part 1, Item 1, for a complete description of our business and our Chapter 11 Cases.

Consolidated Operating Results

      Please refer to Critical Accounting Matters further on in this section.

      The accompanying consolidated financial statements have been prepared assuming the Company, in its current structure, will continue as a going concern. However, the factors mentioned above, among other things, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court and maintaining good relations with our customers. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that our creditors would receive in the event of a liquidation. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate.

      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) from continuing operations before depreciation and amortization and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as a measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before reorganization expenses due to bankruptcy, gain on debt exchanges, loss from discontinued operations and cumulative effect of change in accounting principle, net of tax. Adjusted EBITDA should be used in conjunction with GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

      We believe the use of Adjusted EBITDA along with GAAP financial measures enhances the understanding of our operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded and the differences in assets’ lives. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by other companies. We also use Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, and to evaluate future growth opportunities. See the table below for reconciliations of Adjusted EBITDA to net loss.

      The following discussion of revenues and Adjusted EBITDA reflects the results of our operating businesses for 2003, 2002 and 2001. The balance of the discussion relates to our consolidated results, unless otherwise noted. Our business has been adversely affected by the global economic downturn, which has caused a delay in demand for new telecommunications applications and services.

Revenues from Continuing Operations (in millions):

	Years ended December 31,

	2003	2002	2001

Satellite Services	$93.6	$109.7	$128.1
Eliminations(1)	—	—	(19.2)

Revenues	$93.6	$109.7	$108.9

Adjusted EBITDA (in millions):

	Years ended December 31,

	2003	2002	2001

Satellite Services	$58.7	$82.6	$104.6
Eliminations(1)	—	—	(19.6)

Adjusted EBITDA	58.7	82.6	85.0
Depreciation and amortization	89.5	75.3	94.0
Reorganization expenses due to bankruptcy	5.6	—	—

Operating (loss) income	(36.4)	7.3	(9.0)
Interest income	—	0.6	0.6
Interest expense	(6.5)	(13.0)	(98.3)
Gain on debt exchanges	—	—	34.5
Income tax provision	(2.9)	(16.1)	(4.0)

Loss from continuing operations	(45.8)	(21.2)	(76.2)
Loss from discontinued operations, net of tax	—	—	(12.1)
Cumulative effect of change in accounting principle	—	(562.2)	—

Net loss	$(45.8)	$(583.4)	$(88.3)

(1)	Represents sales to our discontinued operation (formerly the data business).

2003 Compared with 2002 and 2001

     Revenues from Satellite Services

	Years ended December 31,			% Increase (Decrease)

	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(in millions)
Revenues from satellite services	$93.6	$109.7	$128.1	(15)%	(14)%
Eliminations	—	—	(19.2)	—	(100)%

Revenues from satellite services as reported	$93.6	$109.7	$108.9	(15)%	1%

      Revenues from Satellite Services decreased $16.1 million in 2003 as compared to 2002 primarily due to decreases in prices of $31.0 million and customer termination fees of $0.3 million, offset by increased transponder utilization of $15.2 million. Revenues from Satellite Services decreased $18.4 million in 2002 as compared to 2001 primarily due to lower revenue from the Company’s former data service business of $10.2 million and reduced transponder utilization of $13.2 million, offset by an increase in transponder pricing of $2.5 million and higher customer lease termination fees of $2.5 million. Eliminations of $19.2 million in 2001 consist of revenues from leasing transponder capacity to the Company’s former data service business. As a result of the above, revenues from Satellite Services as reported decreased $16.1 million in 2003 and increased $0.8 million in 2002, as compared to the respective prior year.

     Cost of Satellite Services

	Years ended December 31,			% Increase (Decrease)

	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(in millions)
Cost of Satellite Services	$110.7	$91.4	$107.2	21%	(15)%
% of revenues from satellite services as reported	118%	83%	98%	42%	(15)%

      The increase of $19.3 million in 2003 as compared to 2002 was primarily due to (i) higher depreciation of $14.3 million for our Telstar 11 satellite which we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005), (ii) losses on equipment disposals of $2.2 million in 2003, (iii) increased costs of $2.3 million allocated from Loral Skynet due to an amendment to the agreement to reflect a price increase and (iv) a net increase in insurance costs of $0.8 million, resulting from a higher premium on renewal and changes to coverage requirements for Telstar 10/ Apstar IIR, offset by the non-renewal of insurance for Telstar 11 in 2003. The decrease of $15.8 million in 2002 as compared to 2001 was primarily due to lower depreciation and amortization of $18.7 million, ($15.5 million of amortization expense for goodwill resulting from the adoption of SFAS No. 142 on January 1, 2002 (as we wrote-off our remaining balance of goodwill, see Note 4 to the consolidated financial statements) and the timing of assets placed into service of $3.2 million). This was offset by increased insurance costs of $2.7 million, resulting from renewing the insurance for Telstar 10/ Apstar IIR after September 11, 2001. The increases in cost of satellite services as a percentage of revenues in 2003 as compared to 2002, was affected by reduced revenues. The decrease in cost of satellite services as a percentage of revenues in 2002 and 2001 was primarily due to reduced amortization expense for goodwill.

     Selling, General and Administrative Expenses

	Years ended December 31,			% Increase (Decrease)

	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(in millions)
Selling, general and administrative expenses	$13.8	$11.1	$10.8	24%	3%
% of revenues from satellite services as reported	15%	10%	10%	50%	—

      The increase of $2.7 million in 2003 as compared to 2002 was primarily due to higher bad debt expense of $1.2 million and higher expenses of $1.2 million allocated from Loral Skynet. The increase of $0.3 million in

2002 as compared to 2001, was primarily due to Loral initiating the allocation of corporate management expenses to its subsidiaries and divisions, including $3.1 million to Loral Orion, offset by lower bad debt expense of $1.0 million and lower allocated expenses from Loral Skynet of $1.8 million.

     Reorganization Expenses Due to Bankruptcy

      Reorganization expenses due to bankruptcy in 2003 were $5.6 million for the period from July 15, 2003 (date of filing) to December 31, 2003, which includes the allocation from Loral of professional fees of $5.5 million associated with bankruptcy services and employee retention costs of $0.3 million, offset by interest and investment income earned of $0.2 million (which represents the interest earned subsequent to filing bankruptcy).

     Interest and Investment Income

	Years ended December 31,			% Increase (Decrease)

	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(in millions)
Interest and investment income	$—	$0.6	$0.7	(100)%	(14)%

      The decrease in interest and investment income in 2003 as compared to 2002 was principally due to lower average cash balances prior to filing for bankruptcy and interest income earned on available cash balances subsequent to filing for bankruptcy being reclassified into reorganization expenses.

     Interest Expense

	Years ended December 31,			% Increase (Decrease)

	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(in millions)
Interest cost before capitalized interest	$7.4	$13.3	$98.3	(44)%	(86)%
Capitalized interest	(0.9)	(0.3)	—	200%	N/A

Interest expense	$6.5	$13.0	$98.3	(50)%	(87)%

      Interest cost before capitalized interest decreased $5.9 million in 2003 as compared to 2002, which was primarily attributable to the fact that subsequent to Loral Orion’s voluntary petitions for reorganization on July 15, 2003, we stopped recognizing and paying interest on all of our debt obligations. Interest cost before capitalized interest decreased $85.0 million in 2002 as compared to 2001, primarily because we did not recognize any interest expense on our 10% senior notes issued in connection with the exchange offers completed in December 2001 for our senior notes and our senior discount notes. Interest expense on our 10% senior notes was fully offset by amortization of the deferred gain on the exchange offers (see Note 6 to the consolidated financial statements). Capitalized interest increased $0.6 million in 2003 and $0.3 million in 2002 as compared to the respective prior year, primarily due to higher satellite under construction balances for Telstar 18/ Apstar V. As a result of the above, interest expense decreased $6.5 million and $85.3 million, respectively, as compared to the respective prior year.

     Gain on Debt Exchange

      During December 2001, we recorded a gain of $34.5 million related to our debt exchanges (see Note 6 to the consolidated financial statements).

     Income Tax Provision

      During 2003, we continued to maintain a 100% valuation allowance against our net deferred tax assets and recorded no benefit for our loss. For 2003, we recorded an income tax provision of $2.9 million on a pre-tax loss of $42.9 million primarily related to the tax sharing agreement with Loral Space & Communications Corporation. This compares to income tax provisions for 2002 and 2001 of $16.1 million and $4.0 million on pre-tax losses of $5.1 million and $72.2 million, respectively.

      At December 31, 2002, we recorded a 100% valuation allowance against our net deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. The increase in tax expense in 2002 when compared to 2003 and 2001 was primarily attributable to an increase in the deferred tax valuation allowance. See Critical Accounting Matters.

     Loss from Discontinued Operation

      Represents our former data business that was sold in December 2001. See Note 12 to the consolidated financial statements.

     Cumulative Effect of Change in Accounting Principle

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in our recording a charge to write-off all of our goodwill of $562 million as the cumulative effect of change in accounting principle. See Note 4 to the consolidated financial statements.

Satellite Services Performance

				% Increase
				(Decrease)

	Years ended December 31,			2003	2002
				vs.	vs.
	2003	2002	2001	2002	2001

	(in millions)
Satellite Services revenues	$93.6	$109.7	$128.1	(15%)	(14%)
Cost of Satellite Services	110.7	91.4	126.4	21%	(28%)
Selling, general and administrative expenses	13.7	11.0	10.7	24%	3%

Operating (loss) income	(30.8)	7.3	(9.0)	(522%)	181%
Add: depreciation and amortization	89.5	75.3	94.0	19%	(20%)

Adjusted EBITDA	$58.7	$82.6	$85.0	(29%)	(3%)

      See Revenues from Satellite Services, Cost of Satellite Services and Selling, General and Administrative Expenses, for an explanation of the changes in these items for the periods presented. The net increase in depreciation and amortization expense of $14.2 million in 2003 as compared to 2002, was primarily due to higher depreciation on our Telstar 11 satellite which we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005). The decrease in depreciation and amortization expense of $18.7 million in 2002 as compared to 2001 was primarily due to a $15.5 million decrease in amortization expense for goodwill resulting from the adoption of SFAS No. 142. As a result of the above, Adjusted EBITDA decreased $23.9 million in 2003 and decreased $2.4 million in 2002 as compared to the respective prior year.

      As of December 31, 2003, we had three satellites in-orbit and one under construction (see Note 9 to the consolidated financial statements). At December 31, 2003 and 2002, our backlog totaled $432 million and $453 million, respectively. Approximately $70 million of the 2003 backlog is expected to be realized in 2004. Capital expenditures were approximately $20 million in 2003 and are expected to decrease in 2004, due to the planned launch of our Telstar 18/ Apstar V satellite in 2004.

Critical Accounting Matters

      The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period. Actual results could differ from estimates.

Depreciation

      Depreciation is provided for on the straight-line method for satellites over the estimated useful life of the satellite, which is determined by engineering analyses performed at the satellite’s in-service date and re-evaluated periodically. A decrease in the useful life of a satellite would result in increased depreciation expense. See Note 9 to the Consolidated Financial Statements regarding the change in the life of Telstar 11.

Receivables

      We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for bad debts recorded to the income statement on receivables during 2003 and 2002 were $1.9 million and $0.7 million, respectively. At December 31, 2003 and 2002, receivables were net of allowances for doubtful accounts of $2.5 million and $1.1 million, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically.

          Taxation

      We file our U.S. federal income tax return on a consolidated basis with our parent company, Loral Space & Communications Corporation. Pursuant to annual tax sharing agreements with our parent, we are entitled to reimbursement for the parent’s use of our net operating losses. We have been credited with cumulative reimbursements of $45.8 million through December 31, 2003 (see Note 11 to the consolidated financial statements).

      We use the liability method in accounting for taxes whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income or loss. Deferred taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse.

      Realization of the net deferred tax assets is dependent on our ability to generate future taxable income and our utilization of tax planning strategies. We assess the recoverability of our loss carryforwards and other deferred tax assets on a quarterly basis and, based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS No. 109. Based upon this analysis, we concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for the entire balance of our net deferred tax assets. During 2003, we recorded no benefit for our loss and continued to maintain the valuation allowance, increasing the reserve by $9.0 million to a balance of $186.4 million.

      We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. When we determine that we will be able to realize all or part of the benefit from our deferred tax assets, reversal of the valuation allowance will increase income in the period such determination is made.

          Contingencies

      Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The most important contingencies affecting our financial statements are detailed below under Commitments and Contingencies.

Liquidity and Capital Resources

Cash and Available Credit

      As of December 31, 2003, we had $47 million of cash. Cash flow from Satellite Services is fairly predictable because it is based on an existing base of long-term customer contracts.

Contractual Obligations(1):

		Payments Due by Period

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

Debt(2)	$919,977	$919,977	$—
Other long-term obligations(3)	43,800	2,400	4,800	$36,600	$—

Total contractual cash obligations	$963,777	$922,377	$4,800	$36,600	$—

(1)	Pursuant to Section 365 of the Bankruptcy Code, Loral Orion and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases. The above table includes amounts that are subject to compromise under a plan of reorganization including all of our debt. See Note 5 to the consolidated financial statements for further detail on liabilities subject to compromise.

(2)	Includes cash obligations for principal payments and the $214 million difference in the carrying value and principal amount for our 10% senior notes that was amortized over the life of the notes. As a result of our Chapter 11 filing on July 15, 2003, all of our debt obligations, with an aggregate principal amount of $699 million, have been accelerated. We have also stopped accruing and paying interest on all of our debt obligations. This has significantly reduced our cash interest payments in 2003. See Note 6 to the consolidated financial statements for further detail on our debt obligations.

(3)	Represents amounts due to APT for our share of the project cost of Telstar 18/ Apstar V (included in long-term liabilities) and satellite incentive payments (included in liabilities subject to compromise).

Net Cash Provided by Operating Activities

      Net cash provided by operating activities for the year ended December 31, 2003 was $55 million. This was primarily due to net income as adjusted for non-cash items of $54 million.

      Net cash provided by operating activities for the year ended December 31, 2002 was $88 million. This was primarily due to net income as adjusted for non-cash items of $88 million.

Net Cash Used in Investing Activities

      Net cash used in investing activities was $20 million and $18 million for the years ended December 31, 2003 and 2002, respectively, primarily for capital expenditures for the construction of our Telstar 18/ Apstar V satellite and related equipment.

Net Cash Used in Financing Activities

      Net cash used in financing activities was $31 million and $46 million for the years ended December 31, 2003 and 2002, respectively, resulting from interest payments on our 10% senior notes.

Related Party Transactions

      See Note 11 to the consolidated financial statements for details of our related party transactions.

Commitments and Contingencies

      Our business and operations are subject to a significant number of risks, the most significant of which are summarized below.

I. Financial Risk Factors

We filed for bankruptcy protection on July 15, 2003 and are subject to its associated risks and uncertainties.

      The Chapter 11 Cases could adversely affect relationships with our customers. This in turn could adversely affect the going concern value of our business and of its assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court which may limit our ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, our operations could be materially adversely affected.

      As a result of the Chapter 11 Cases, all $699 million principal amount of our debt has been accelerated. During the pendency of the Chapter 11 Cases, we have not paid, and will not pay, interest on our debt. Although we and our Debtor Subsidiaries expect to file a plan or plans of reorganization that provide for emergence from Chapter 11 reorganization sometime in 2004, we cannot now describe the components or features of the plan, including whether the plan will provide for creditors to be paid in whole or in part or whether consideration they will receive will consist of cash, debt, or some combination thereof. In addition, there can be no assurance that we will be able to propose a plan, obtain court approval of any plan we propose, obtain acceptances from the number of creditors necessary to confirm a plan, or actually confirm and consummate a plan.

Our emergence from Chapter 11 reorganization depends on the success of our business plan and our ability to generate enough cash to pay our obligations and fund our operations.

      We intend to reorganize around our satellites. As discussed in our Overview, we operate in highly competitive markets. Our overall financial condition and outstanding debt are factors that potential customers will consider prior to contracting for satellite services. Our success depends on our ability to respond to these financial concerns and perform on a cost-effective and timely basis.

There may be certain tax implications upon our emergence from Chapter 11 reorganization.

      As of December 31, 2003, we had net operating loss carryforwards, or NOLs, of approximately $438 million that can be used to offset future taxable income. However, our ability to use these NOLs may be impaired in the future depending upon various factors relating to our plan of reorganization, such as how creditor claims are satisfied, how the equity interests in Loral as a reorganized company are distributed, the extent of any capital infusion by new investors, and Loral’s value and our level of debt at the time we emerge from bankruptcy, which are all unknown at this time. Moreover, if it is determined that Loral experienced an “ownership change” during the three-year period preceding our emergence from bankruptcy, future use of these NOLs would be severely limited. An ownership change would be triggered if shareholders owning 5% or more of Loral’s total equity value change their holdings during this three-year period by more than 50% in the aggregate. On August 22, 2003, the Bankruptcy Court entered an order to assist us in protecting our NOLs by establishing procedures that would require certain proposed acquirers of Debtor’s securities, including our senior unsecured notes, to notify us about a prospective acquisition, thus giving us an opportunity to file an objection with the Bankruptcy Court if we deem necessary. There is no guarantee that the Bankruptcy Court will rule in our favor in the event of a dispute between a proposed acquirer and us. A ruling against us could jeopardize a substantial portion of our NOLs.

II. Operational Risk Factors

Launch failures have delayed some of our operations in the past and may do so again in the future.

      We depend on third parties, in the United States and abroad, to launch our satellites. Satellite launches are risky, and some launch attempts have ended in complete or partial failure. We ordinarily insure against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Our insurance typically does not cover business interruption; launch failures may therefore result in uninsured economic losses. Replacing a lost satellite typically requires at least 24 months from contract execution to launch.

After launch, our satellites remain vulnerable to in-orbit failures which may result in reduced revenues and profits.

      In-orbit damage to or loss of a satellite before the end of its expected life results from various causes, some random, including component failure, degradation of solar panels, loss of power or fuel, inability to maintain the satellite’s position, solar and other astronomical events, and space debris. Satellites are built with redundant components to permit their continued operation in case of a component failure. One of our satellites is currently operating using a back-up component because of the failure of a primary component. If this back-up component fails and the primary component cannot be restored, this satellite could lose capacity or be a total loss resulting in a loss of revenues and profits. Repair of satellites in space is not feasible.

It may be difficult to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past.

      We cannot assure that, upon the expiration of an insurance policy, we will be able to renew the policy on terms acceptable to us. Insurers may require either exclusions of certain components or may place similar limitations on coverage in connection with insurance renewals for such satellites in the future. An uninsured loss of a satellite would have a material adverse effect on our financial performance. For further details see Note 9 to the consolidated financial statements.

Like other satellite operators, we are faced with increased launch and in-orbit insurance premiums and shorter coverage periods.

      Insurers also have made more stringent the coverage terms of our launch and in-orbit insurance. At the same time, the cost of obtaining this insurance has increased significantly. While these developments in the insurance industry have increased our cost of doing business there can be no assurance that we will be able to pass the cost on to our customers. For further details see Note 9 to the consolidated financial statements.

Our business competes with other providers for market share and customers.

      We face heavy competition in the transponder leasing business from companies such as PanAmSat Corporation, SES Global, New Skies, Intelsat and Eutelsat. Competition puts downward pressure on prices and may result in the reduced utilization of our satellites’ capacity, both of which may have an adverse effect on our financial performance.

      Our transponder leasing business also competes with fiber optic cable and other terrestrial delivery systems, which have a cost advantage in point-to-point applications. Competition in this sector has increased because there is an over-supply of transponders in the global market, existing customers are using less capacity and fewer new customers are entering the market than in past years. Moreover, we have had a higher rate of customer defaults than in previous years, a trend, if it continues, that may further increase overcapacity.

      As land-based telecommunications services expand and become more sophisticated, demand for some satellite-based services may be reduced. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways or through the use of incompatible standards. We also compete for local regulatory approval in places where more than one provider may want to operate, and for scarce frequency assignments and fixed orbital positions.

Our business is regulated, causing uncertainty and additional costs.

      Multiple authorities regulate our business, including the Federal Communications Commission, the International Telecommunication Union (ITU) and the European Union. Regulatory authorities can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for, the licenses we need, and so increase our costs.

      To prevent frequency interference, the regulatory process requires potentially lengthy and costly negotiations with third parties who operate or intend to operate satellites at or near the locations of our satellites. For example, as part of our coordination effort on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to

Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. We also granted Eutelsat the right to acquire, at cost, four transponders on the replacement satellite for Telstar 12. We are in discussions with various administrations regarding Telstar 12’s continued operation at 15 degrees W.L. If these coordination discussions are not successful, Telstar 12’s useable capacity may be reduced.

      Failure to successfully coordinate our satellites’ frequencies or to resolve other required regulatory approvals could have an adverse effect on our consolidated financial position and our results of operations. For further details, see Note 9 to the consolidated financial statements.

We face risks in conducting business internationally.

      For the year ended December 31, 2003, approximately 38% of our revenue was generated from customers located outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Almost all of our contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay us due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad where it could be difficult for us to enforce our rights.

III. Other Risks

      Litigations and Disputes. See Item 3. Legal Proceedings and Note 9 to the consolidated financial statements.

Other Matters

     Accounting Pronouncements

      During 2003, we adopted certain new accounting pronouncements. There are also other pronouncements that have been issued, but are not yet required to be adopted (see Note 3 to the consolidated financial statements).

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. Our net loss for the year ended December 31, 2001 without the amortization of goodwill would have been $72.7 million, as adjusted, as compared to $88.3 million as reported.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

Interest

      As a result of our Chapter 11 filing, all of our debt (aggregating $920 million) has been accelerated and is included in liabilities subject to compromise.

      As of December 31, 2003, the carrying value of our debt obligations was $920 million and the fair value of such debt was $529 million. As of December 31, 2002, the carrying value of our debt obligations was $952 million and the fair value of such debt was $279 million. The fair value of our debt obligations is based on quoted market prices (the fair value for our 11.75% and 12.5% senior notes was based on the quoted market price of our 10% senior notes, as there was no active market for those senior notes). Approximately $214 million and $245 million of the difference between the carrying amount and the fair value of our debt obligations as of December 31, 2003 and 2002, respectively, was attributable to the accounting for our exchange offers (see Note 6 to the consolidated financial statements).

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Stockholder of Loral Orion, Inc. (a Debtor In Possession):

      We have audited the accompanying consolidated balance sheets of Loral Orion, Inc. (formerly Loral CyberStar, Inc.) and its subsidiaries (collectively, the “Company”) (a Debtor In Possession) a wholly owned subsidiary of Loral Space & Communications Corporation, as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles to adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

      As discussed in Note 2 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2004

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION

(A wholly owned subsidiary of Loral Space & Communications Corporation)

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$46,831	$42,964
Accounts receivable, net	7,880	7,615
Prepaid expenses and other current assets	7,805	13,213
Due from Loral companies	—	52,577

Total current assets	62,516	116,369
Satellites and related equipment, net	574,337	524,699
Other assets, net	5,579	17,318

Total assets	$642,432	$658,386

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current portion of long-term debt	$—	$62,996
Accounts payable	824	2,387
Customer advances	1,508	3,731
Due to Loral companies	17,737	46,723
Accrued interest and other current liabilities	—	6,431

Total current liabilities	20,069	122,268
Customer advances	4,302	8,765
Long-term liabilities	118,878	6,297
Long-term debt	—	888,532
Note payable to Loral SpaceCom	—	31,540

Total liabilities not subject to compromise	143,249	1,057,402
Liabilities subject to compromise (Note 5)	1,003,632	—
Commitments and contingencies (Notes 2, 5, 6 and 9)
Stockholder’s deficit:
Common stock, $.01 par value; 1,000 shares authorized; 100 shares outstanding at December 31, 2003 and 2002.	—	—
Paid-in capital	604,166	604,166
Due from Loral companies	(59,601)	—
Retained deficit	(1,049,014)	(1,003,182)

Total stockholder’s deficit	(504,449)	(399,016)

Total liabilities and stockholder’s deficit	$642,432	$658,386

See notes to consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION

(A wholly owned subsidiary of Loral Space & Communications Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years ended December 31,

	2003	2002	2001

Revenues from satellite services	$93,578	$109,739	$108,945
Operating expenses:
Cost of satellite services	110,663	91,415	107,185
Selling, general and administrative expenses	13,763	11,053	10,796

Operating (loss) income before reorganization expenses due to bankruptcy	(30,848)	7,271	(9,036)
Reorganization expenses due to bankruptcy	(5,561)	—	—

Operating (loss) income	(36,409)	7,271	(9,036)
Interest income	18	631	653
Interest expense	(6,522)	(13,013)	(98,339)
Gain on debt exchanges	—	—	34,541

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(42,913)	(5,111)	(72,181)
Income tax provision	(2,919)	(16,051)	(3,989)

Loss from continuing operations	(45,832)	(21,162)	(76,170)
Loss from discontinued operations (Note 12)	—	—	(12,087)

Loss before cumulative effect of change in accounting principle	(45,832)	(21,162)	(88,257)
Cumulative effect of change in accounting principle (Note 3)	—	(562,201)	—

Net loss	$(45,832)	$(583,363)	$(88,257)

See notes to consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION

(A wholly owned subsidiary of Loral Space & Communications Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY
(in thousands)

			Due From		Total
	Common	Paid-in	Loral	Retained	Stockholder’s
	Stock	Capital	Companies	Deficit	(Deficit) Equity

Balance at January 1, 2001	$—	$588,197	$—	$(331,562)	$256,635
Loral Space and Communications capital contributions	—	9,249	—	—	9,249
Loral warrants issued in connection with debt exchanges, net of expenses	—	6,720	—	—	6,720
Net loss	—	—	—	(88,257)	(88,257)

Balance at December 31, 2001	—	604,166	—	(419,819)	184,347
Net loss	—	—	—	(583,363)	(583,363)

Balance at December 31, 2002	—	604,166	—	(1,003,182)	(399,016)
Reclass of receivables from Loral companies to equity	—	—	(59,601)	—	(59,601)
Net loss	—	—	—	(45,832)	(45,832)

Balance at December 31, 2003	$—	$604,166	$(59,601)	$(1,049,014)	$(504,449)

See notes to consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION

(A wholly owned subsidiary of Loral Space & Communications Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2003	2002	2001

Operating Activities:
Net loss	$(45,832)	$(583,363)	$(88,257)
Non-cash items:
Loss from discontinued operations	—	—	12,087
Gain on debt exchanges	—	—	(34,541)
Cumulative effect of change in accounting principle	—	562,201	—
Deferred income tax provision	—	32,130	12,852
Depreciation and amortization	89,545	75,292	94,005
Adjustment to revenue straightlining assessment	5,315	387	—
Provisions for bad debts	1,930	744	1,732
Loss on equipment disposals	2,151	—	—
Non-cash interest expense, net	670	503	39,609
Changes in operating assets and liabilities:
Accounts receivable, net	(2,195)	5,209	(1,743)
Prepaid expenses and other current assets	5,408	(4,444)	(5,634)
Other assets	4,402	4,350	(3,217)
Accounts payable	218	(1,003)	(8,011)
Accrued interest and other current liabilities	435	2,382	1,497
Customer advances	(2,648)	(4,059)	7,039
Other long-term liabilities	(1,738)	(1,728)	(2,160)
Due (to) from Loral companies	(2,725)	(1,049)	(1,667)

Net cash provided by operating activities	54,936	87,552	23,591

Net cash provided by discontinued operations	—	—	24,183

Investing Activities:
Capital expenditures	(20,434)	(18,033)	(579)

Net cash used in investing activities	(20,434)	(18,033)	(579)

Financing Activities:
Interest payments on 10% senior notes	(30,635)	(45,954)	—
Decrease in note payable to Loral SpaceCom	—	—	(28,166)
Equity contributed by Loral	—	—	2,700
Repayment of notes payable	—	—	(2,332)

Net cash used in financing activities	(30,635)	(45,954)	(27,798)

Net increase in cash and cash equivalents	3,867	23,565	19,397
Cash and cash equivalents at beginning of period	42,964	19,399	2

Cash and cash equivalents at end of period	$46,831	$42,964	$19,399

Non-cash activities:
Exchange of senior notes and senior discount notes for New 10% senior notes and 0.6 million Loral warrants			$910,600

Exchange of data services business for reduction in note payable to Loral SpaceCom			$50,000

Supplemental information:
Interest paid, net of capitalized interest	$34,873	$52,852	$49,840

Taxes paid	$142	$206	$43

Cash received (paid) for reorganization items:
Professional fees	$(2,680)

Interest income	$182

See notes to consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION

(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

      Loral Orion, Inc. (the “Company” or “Loral Orion”, which terms shall include its subsidiaries unless otherwise indicated or the context requires), together with its subsidiaries, operates in one business segment, Satellite Services. The Company’s Satellite Services business is managed by Loral Skynet, a division of a subsidiary of Loral Space and Communications Ltd. (“Loral”), the Company’s parent. Substantially all of the Company’s revenues and cash are generated from leasing transponder capacity to customers for video transmission, direct to home (“DTH”) broadcasting, high-speed data services, international Internet communications and telephone services.

2.	Bankruptcy Filings and Reorganization

Bankruptcy Filings

      On July 15, 2003, Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited (“Loral Asia Pacific”), (the “Debtor Subsidiaries” and together with Loral, Loral Orion and certain other Loral subsidiaries the “Debtors”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Loral Orion and its Debtor Subsidiaries continue to manage their properties and operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code (see Basis of Presentation Note 3).

      As a result of Loral Orion’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, all of Loral Orion’s prepetition debt obligations (aggregating $920 million at December 31, 2003), including its 10% senior notes obligations, have been accelerated (see below and Notes 5 & 6). On July 15, 2003, Loral Orion suspended interest payments on all of its senior unsecured notes, with an aggregate principal amount of $699 million. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors of Loral, including all holders of Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court (see Note 6).

      During the pendency of the Chapter 11 Cases, Loral Orion’s business will be subject to risks and uncertainties relating to the Chapter 11 Cases. For example, the Chapter 11 Cases could adversely affect relationships with Loral Orion’s customers, which could adversely affect the going concern value of the business and of its assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court which may limit Loral Orion’s ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, Loral Orion’s operations could be materially adversely affected.

      As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against Loral Orion and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral Orion or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral Orion and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Bankruptcy Filings and Reorganization — (Continued)

Reorganization

      Loral Orion intends to reorganize around its satellites. Loral Orion is in the process now of completing its long-term business plan. Loral Orion believes it will not require any additional financing to fund operations.

      As provided by the Bankruptcy Court, the Debtors had an exclusive right to submit their plan or plans of reorganization for 120 days from the date of the Chapter 11 filing. On November 12, 2003, the Bankruptcy Court extended this exclusive period for another 120 days. On March 16, 2004, a hearing will be held to consider a further extension of the exclusivity period and additional extensions may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file their plan or plans of reorganization during such period, or if a plan is filed and such plan or plans is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan or plans of reorganization for the Debtors, including Loral Orion and its Debtor Subsidiaries. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding rejection of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during 2004, Loral Orion cannot now describe the components or features of the plan, including whether the plan will provide for creditors to be paid in whole or in part or whether consideration they will receive will consist of cash, debt, equity or some combination thereof. In addition, there can be no assurance that the Debtors will be able to propose a plan, obtain court approval of any plan proposed, obtain acceptances from the number of creditors necessary to confirm a plan, or actually confirm and consummate a plan.

3.	Summary of Significant Accounting Policies

Basis of Presentation

      Loral Orion has a December 31 year-end. The consolidated financial statements for the three years ended December 31, 2003, include the results of Loral Orion and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions have been eliminated.

      The accompanying consolidated financial statements have been prepared assuming the Company, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about Loral Orion’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company’s developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court and the Company maintaining good relations with its customers and suppliers. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company’s creditors would receive in such liquidation. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is forced to liquidate (see Reorganization in Note 2).

      The consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires an entity to distinguish prepetition liabilities subject to compromise from postpetition liabilities in the Company’s consolidated balance sheet. The caption “liabilities subject to compromise”

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies — (Continued)

reflects the Company’s best current estimate of the amount of prepetition claims that will be restructured in Loral Orion’s and its Debtor Subsidiaries’ Chapter 11 Cases. In addition, the Company’s consolidated statements of operations portrays the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The Company did not prepare condensed combined financial statements for Loral Orion and the Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to the Company’s consolidated financial position and results of operations.

Use of Estimates in Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reported for the period. Significant estimates include the estimated useful lives of the Company’s satellites and, prior to 2002, the amortization period of cost in excess of net assets acquired. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

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

Accounts Receivable

      As of December 31, 2003 and 2002, accounts receivable was reduced by an allowance for doubtful accounts of $2.5 million and $1.1 million, respectively.

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies — (Continued)

Satellites and Related Equipment

      Satellites and related equipment consist of the following (in thousands):

	December 31,

	2003	2002

Satellites and related equipment, including satellite transponder rights of $273 million	$789,697	$796,118
Satellite under construction	157,337	18,057

Total satellite and related equipment	947,034	814,175
Less accumulated depreciation and amortization	(372,697)	(289,476)

Total satellite and related equipment, net	$574,337	$524,699

      Satellites and related equipment are recorded at cost. Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $87.5 million, $73.3 million, and $76.2 million, respectively. Accumulated depreciation and amortization at December 31, 2003 and 2002 includes $89.5 million and $68.5 million, respectively, related to the Company’s rights to transponders for the remaining life of Telstar 10/ Apstar IIR. Depreciation expense is calculated using the straight-line method over the estimated useful lives of 9.5 to 16.5 years. See Note 9.

      Costs incurred in connection with the construction and successful deployment of the Company’s satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance, construction period interest and the present value of satellite incentive payments. Capitalized interest related to the construction of satellites for 2003 and 2002 was $0.9 million and $0.3 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites was determined by engineering analyses performed at the satellite’s in-service date. Satellite lives are reevaluated periodically. Losses from unsuccessful launches and in-orbit failures of the Company’s satellites, net of insurance proceeds, are recorded in the period a loss occurs.

      In September 1999, Loral Orion purchased from APT Satellite Company Limited (“APT”) for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/ Apstar IIR satellite. Loral Orion has full use of the transponders for the remaining life of Telstar 10/ Apstar IIR (see Commitments and Contingencies).

      The transponder capacity on satellites in-orbit are either leased by customers or held for lease by the Company. Future minimum lease receipts due from customers under long-term operating leases for

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies — (Continued)

transponder capacity on the Company’s satellites in-orbit as of December 31, 2003 are as follows (in thousands):

2004	$69,385
2005	58,238
2006	47,050
2007	42,929
2008	35,181
Thereafter	173,696

Total	$426,479

Cost in Excess of Net Assets Acquired

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. In connection with the adoption, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $562 million, see Note 4. Prior to January 1, 2002, the excess of the cost of purchased businesses over the fair value of net assets acquired was being amortized over 40 years using the straight-line method.

Valuation of Long-Lived Assets

      The carrying value of Loral Orion’s long-lived assets is reviewed for impairment in accordance with SFAS 144 whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals, as appropriate in the circumstances.

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

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies — (Continued)

Income Taxes

      The provision for income taxes on the loss from continuing operations before income taxes and cumulative effect of change in accounting principle differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

	Year ended December 31,

	2003	2002	2001

Tax benefit at U.S. Statutory Rate of 35%	$15,019	$1,789	$25,263
Permanent adjustments which change statutory amounts:
Interest on senior notes	(59)	(117)	(1,061)
Non-U.S. income taxed at lower rates	(92)	(205)	—
Reorganization expenses due to bankruptcy	(2,073)
Non-deductible amortization of cost in excess of net assets acquired		—	(5,428)
Change in valuation allowance	(15,714)	(17,518)	(22,763)

Net income tax provision	$(2,919)	$(16,051)	$(3,989)

      At December 31, 2003, the Company had approximately $438 million in net operating loss carryforwards which expire at varying dates from 2019 through 2023. While the NOLs can be used to offset future taxable income, future use may be impaired depending upon various factors relating to the Company’s plan of reorganization such as how creditor claims are satisfied, how the equity interests in Loral as a reorganized company are distributed, the extent of any capital infusion by new investors and Loral’s value and the Company’s level of debt at the time of emergence from bankruptcy, which are all unknown at this time. Moreover, if it is determined that Loral experienced an “ownership change” during the three-year period preceding the emergence from bankruptcy, future use of these NOLs would be severely limited. An ownership change would be triggered if shareholders owning 5% or more of Loral’s total equity value change their holdings during this three-year period by more than 50% in the aggregate. On August 22, 2003, the Bankruptcy Court entered an order to assist the Company in protecting the NOLs by establishing procedures that require certain proposed acquirers of a Debtor’s securities to notify the Company about a prospective acquisition, thus giving the Company an opportunity to file an objection with the Bankruptcy Court if deemed necessary. While there is no guarantee that the Bankruptcy Court will rule in the Company’s favor in the event of a dispute between a proposed acquirer and the Company, a ruling against the Company could jeopardize a substantial portion of its NOLs.

      The Company is included in the U.S. federal income tax return of its parent company, Loral Space & Communications Corporation. Pursuant to annual tax sharing agreements with its parent, the Company is entitled to reimbursement for the parent’s use of the Company’s net operating losses. The Company has been credited with cumulative reimbursements of $45.8 million through December 31, 2003.

      The Company assesses the recoverability of its loss carryforwards and other deferred tax assets and based upon this analysis, records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS No. 109. Based upon this analysis, management concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for the entire balance of the Company’s deferred tax asset. During 2003, the

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies — (Continued)

Company continued to maintain the 100% valuation allowance increasing the reserve to $186.4 million. The valuation allowance was $177.4 million at December 31, 2002 and $170 million at December 31, 2001.

      The Company will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. When the Company determines that it will be able to realize its deferred tax asset, an adjustment to the valuation allowance will increase income in the period such determination is made.

      For the year ended December 31, 2003, the Company recorded a current income tax provision of $2.8 million related to the tax sharing agreement and a current foreign tax provision of $0.1 million, resulting in a total tax provision of $2.9 million.

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

      Following is a summary of the components of the net deferred income tax asset at December 31, 2003 and 2002 (in thousands):

	December 31,

	2003	2002

Net operating loss carryforwards	$153,424	$100,784
Premium on Senior Notes	113,847	157,042
Amortization of intangibles	(9,030)	(9,746)
Depreciation	(75,671)	(74,258)
Other	3,812	3,550

Subtotal	186,382	177,372
Less valuation allowance	(186,382)	(177,372)

Net deferred income tax asset	$—	$—

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies — (Continued)

Comprehensive Loss

      During the periods presented, comprehensive loss was the same as net loss.

New Accounting Pronouncements

SFAS 143

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has determined that there was no effect on its consolidated financial position or results of operations upon the adoption of SFAS 143 on January 1, 2003.

FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or its results of operation.

EITF 00-21

      In May 2003, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. Management determined that the adoption of EITF 00-21 did not have a significant impact on its consolidated financial position or its results of operations.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

4.	Accounting for Goodwill and Other Acquired Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the initial recognition and measurement of intangible assets acquired outside

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounting for Goodwill and Other Acquired Intangible Assets — (Continued)

of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”) and Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”), to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples and future discounted cash flows.

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

      The charge was the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS 121 and APB 17, to the fair value approach which is stipulated in SFAS 142.

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the year ended December 31, 2001 (in thousands):

	2001

	Actual	As Adjusted

Reported loss from continuing operations	$(76,170)	$(76,170)
Add back amortization of goodwill	—	15,508

Loss from continuing operations	(76,170)	(60,662)
Loss from discontinued operations	(12,087)	(12,087)

Net loss	$(88,257)	$(72,749)

Other Acquired Intangible Assets

      The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounting for Goodwill and Other Acquired Intangible Assets — (Continued)

      Other acquired intangible assets are included in other assets in the Company’s consolidated balance sheets and were as follows (in millions):

	December 31, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relations	$7.0	$(5.5)	$7.0	$(4.5)
Trademarks	6.0	(4.7)	6.0	(3.9)
Regulatory	2.5	(1.7)	2.5	(1.4)

Total	$15.5	$(11.9)	$15.5	$(9.8)

      As of December 31, 2003, the weighted average remaining amortization period for customer relations and trademarks was one and a half years and for regulatory fees was eight years.

      Total amortization expense for other acquired intangible assets for the years ended December 31, 2003 and 2002 was $2.0 million, and for the year ended December 31, 2001 was $2.2 million. Annual amortization expense for other acquired intangible assets for the five years ending December 31, 2008 is estimated to be as follows (in millions):

2004	$2.0
2005	1.2
2006	—
2007	—
2008	—

5.	Liabilities Subject to Compromise

      As discussed in Note 2, the Company and its Debtor Subsidiaries have been operating as a debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      In the consolidated balance sheet, the caption “liabilities subject to compromise” reflects Loral Orion’s current estimate of the amount of prepetition claims that will be restructured in Loral Orion’s and its Debtor Subsidiaries’ Chapter 11 Cases. Pursuant to court order, Loral Orion has been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, the Company has rejected certain of its prepetition obligations. Loral Orion is in the process of calculating its estimated liability to the unsecured creditors affected by these contract rejections. The Bankruptcy Court established January 26, 2004 as the bar date in the Debtors’ Chapter 11 Cases, which is the date by which claims against Loral Orion and its Debtor Subsidiaries were required to have been filed for claimants to receive any distribution in the Chapter 11 Cases. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Loral Orion and its Debtor Subsidiaries will continue to evaluate the amount and classification of their prepetition liabilities in general through the remainder of their Chapter 11 Cases. Should Loral Orion or its Debtor Subsidiaries, through this ongoing evaluation, identify additional liabilities subject to compromise, such amounts will be recognized accordingly. As a result, “liabilities subject to compromise” are subject to change. Claims classified as “liabilities subject to compromise” represent

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Liabilities Subject to Compromise — (Continued)

secured as well as unsecured claims. Liabilities subject to compromise at December 31, 2003 consisted of the following (in thousands):

Debt obligations (Note 6)	$919,977
Accounts payable	1,781
Customer advances	4,038
Accrued interest and other current liabilities	6,866
Other long term liabilities	4,559
Due to Loral companies	33,285
Note payable to Loral SpaceCom	33,126

Total liabilities subject to compromise	$1,003,632

6.	Debt

      Debt consists of the following (in thousands):

	December 31,	December 31,
	2003	2002

10.00% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	245,080
11.25% senior notes due 2007 (principal amount $37 million)	39,402	39,762
12.50% senior discount notes due 2007 (principal amount at maturity and accreted principal amount $49 million)	53,425	53,982

Total debt	919,977	951,528
Less, current maturities at December 31, 2002 and amounts included in liabilities subject to compromise as of December 31, 2003 (Note 5)	919,977	62,996

	$—	$888,532

      Loral Orion currently has approximately $920 million in debt (including future accrued interest of $214 million associated with the deferred gain on the Loral Orion debt exchanges). As a result of the commencement of the Chapter 11 Cases, Loral Orion suspended interest payments on all of its debt, which has significantly reduced Loral Orion’s cash interest payments.

      As a result of Loral Orion’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, all $699 million principal amount of Loral Orion’s prepetition debt obligations, including its 10% senior notes obligations, have been accelerated. On July 15, 2003, Loral Orion suspended interest payments on its 10% Senior Notes due 2006, the 11.25% Senior Notes due 2007 and the 12.50% Senior Notes due 2007. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors of Loral, including all holders of Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, it has the right to be heard on all matters that come before the Bankruptcy Court (see Note 2). From July 15, 2003 to December 31, 2003, Loral Orion did not recognize $4.7 million of interest expense and $28.1 million of a reduction to its 10% senior notes as a result of the suspension of interest payments on its debt obligations.

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt — (Continued)

      On December 21, 2001, Loral Orion issued $613 million principal amount of 10% senior notes due 2006 and guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion 11.25% senior notes due 2007 and 12.5% senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new note holders 604,299 five-year warrants to purchase Loral common stock at a price of $23.70 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term. The share and per share amounts have been restated to reflect a one-for-ten reverse stock split by Loral during 2003. As of December 31, 2003, principal amount of $37 million of the existing 11.25% senior notes and principal amount of $49 million of the existing 12.5% senior discount notes remain outstanding at their original maturities and interest rates.

      The interest rate on the 10% senior notes is a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% interest rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. Under U.S. generally accepted accounting principles dealing with debt restructurings, in 2001 the Company recorded a gain of $34.5 million on the exchange, after expenses of $5 million. The carrying value of the 10% senior notes on the balance sheet at December 31, 2003 was $827 million, although the actual principal amount of the 10% senior notes is $613 million. The difference between this carrying value and the actual principal amount of the 10% senior notes is being amortized over the remaining life of the 10% senior notes, fully offsetting interest expense through maturity of the 10% senior notes. The indenture relating to the 10% senior notes contains covenants, including, without limitation, restrictions on Loral Orion’s ability to pay dividends or make loans to Loral.

      In connection with the consummation of the exchange offer, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion, which ranked pari passu to the senior debt, in exchange for the transfer of Loral Orion’s data services business and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion’s 10% senior notes.

      The Loral Orion 11.25% senior notes were due in 2007 and require interest payments semi-annually. The 12.5% senior discount notes were due in 2007 and require interest payments semi-annually commencing on July 15, 2002. In connection with the Loral Orion acquisition in 1998, the carrying value of the senior notes and senior discount notes were increased to reflect a fair value adjustment based on quoted market prices at the date of acquisition. Such adjustment resulted in effective interest rates of 8.69% and 9.69% on the senior notes and senior discount notes, respectively, through maturity. Along with the issuance of each 11.25% senior note and 12.5% senior discount note, one warrant was originally issued to purchase shares of common stock. Upon the acquisition of Loral Orion, each warrant was converted so that it could purchase shares of Loral common stock. As of December 31, 2003, exercisable warrants for 4,530 shares of Loral common stock at an exercise price of $0.23 per share under the Loral Orion 11.25% senior notes and 8,397 shares of Loral common stock at an exercise price of $0.30 per share under the Loral Orion 12.5% senior discount notes are yet to be exercised.

      Loral and Loral Asia Pacific Satellite (HK) Limited (“Loral HK Sub”) have unconditionally guaranteed, and the Company’s future restricted subsidiaries will unconditionally guarantee, the 10% senior notes, on a joint and several basis. Loral HK Sub continues to provide a guarantee to the senior notes and senior discount notes that remain outstanding. No restrictions exist on the ability of Loral HK Sub and the Company’s future restricted subsidiaries, to pay dividends or make other distributions to Loral Orion, except to the extent provided by law generally (e.g., adequate capital to pay dividends under state corporate laws). However, Loral Orion and its Debtor Subsidiaries will not pay any dividends or make any distributions during the pendency of the Chapter 11 Cases.

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Reorganization Expenses Due to Bankruptcy

      Reorganization expenses due to bankruptcy for the period from July 15, 2003 (filing date) to December 31, 2003 include professional fees associated with bankruptcy services and employee retention costs, both allocated to the Company from Loral (see Note 11), and interest income and were as follows (in thousands):

Professional fees	$5,464
Employee retention costs	280
Interest income	(183)

Total reorganization expenses due to bankruptcy	$5,561

8.	Fair Values of Financial Instruments

      As of December 31, 2003, the carrying value of Loral Orion’s debt obligations was $920 million and the fair value of such debt was $529 million. As of December 31, 2002, the carrying value of Loral Orion’s debt obligations was $952 million and the fair value of such debt was $279 million. The fair value of Loral Orion’s debt obligations is primarily based on quoted market prices (the fair value for the 11.25% and 12.5% senior notes was based on the quoted market price of the 10% senior notes, as there was no active market for those senior notes). Approximately $214 million and $245 million of the difference between the carrying amount and the fair value of our debt obligations as of December 31, 2003 and 2002, respectively, is attributable to the accounting for Loral Orion’s exchange offers (see Note 6).

9.	Commitments and Contingencies

      In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11’s footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, the Company could lease replacement capacity and function as a reseller with respect to such capacity. In addition, Loral Orion did not renew its in-orbit insurance policy due to the high cost of such insurance and the relative age of the satellite. As of December 31, 2003, the net book value of Testar 11 was $42 million and its end of life, as determined in the fourth quarter of 2003, was June 2004, which is earlier than its previously expected end of life of March 2005.

      Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, Loral Orion agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral Orion’s behalf. As part of this coordination effort, Loral Orion agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to those transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral Orion continues to conduct discussions with various administrations regarding Telstar 12’s operations at 15 degrees W.L. If these discussions are not successful, Telstar 12’s useable capacity may be reduced.

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot assure that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies — (Continued)

the past. The Company’s Telstar 10/ Apstar IIR and Telstar 12 satellites have the same solar array configuration as one other 1300-class satellite manufactured by SS/ L that has experienced an event with a large loss of solar power. SS/ L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect Telstar 10/ Apstar IIR or Telstar 12. The insurance coverage for Telstar 10/ Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. The Company believes that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with renewals of insurance for these two satellites each year. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations.

      On September 20, 2002, and as further amended in March 2003, Loral Orion agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite, a satellite then under construction by SS/ L for APT pursuant to which Loral Orion and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, Loral Orion was to initially acquire 23% of the satellite in return for paying 25% of the project cost, and was to pay to APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 of such transponders, together with a lease of an additional transponder for an approximate two-year period from the satellite’s in-service date, at a price equal to 12.5% of the project cost of the satellite. At December 31, 2003, the project cost of the satellite was estimated at $230 million.

      In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, Loral Orion and APT amended their various agreements to convert their arrangement from a joint ownership arrangement to a lease arrangement, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, Loral Orion retains title to the entire satellite (less the transponders to be transferred to Loral SpaceCom as described above), now known as Telstar 18, and will lease to APT transponders representing initially 77% of the transponder capacity on the satellite. The number of transponders leased to APT would be reduced over time upon repayment by Loral Orion of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity.

      In November 2003, Loral Orion and APT agreed to further revise their existing arrangement. Under this revised arrangement, Loral Orion agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69%. In addition, Loral Orion will provide to APT, free of charge, available capacity on Telstar 10/ Apstar IIR, during an interim period, and provide APT with certain rights to exchange Ku-band transponder capacity on Telstar 18 for equivalent Ku-band transponder capacity on Telstar 10/ Apstar IIR. These arrangements were approved by the Bankruptcy Court in November 2003, and, as a result Loral Orion recorded an increase to self constructed assets and long-term liabilities of $119 million, representing future obligations to APT.

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

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Customer Information

      The following table presents revenues by country based on customer location for each of the three years in the period ended December 31, 2003 (in thousands).

	Year ended December 31,

	2003	2002	2001

United States	$58,413	$62,291	$61,216
The Netherlands	9,033	9,160	9,239
Germany	6,282	6,762	5,781
China	4,594	6,251	7,511
United Kingdom	3,679	5,024	4,133
Singapore	3,592	4,496	6,139
Taiwan	3,129	10,927	9,537
Other	4,856	4,828	5,389

Total revenue	$93,578	$109,739	$108,945

      U.S. revenues for 2003 and 2002, include $11.2 million and $13.2 million, respectively, to affiliated companies.

      With the exception of the Company’s satellites in orbit, the Company’s long-lived assets are primarily located in the United States.

11.	Related Party Transactions

      Due from (to) Loral companies consist of the following (in thousands):

	December 31,	December 31,
	2003	2002

Loral Space and Communications Corporation	$43,656	$43,772
Loral Skynet Network Services, Inc.	9,128	8,805
Loral SpaceCom Corporation (“LSC”)	(29,299)	(23,977)
Loral Skynet	(21,723)	(7,854)
Space Systems/ Loral (“SS/ L”)	6,817	(14,892)

	$8,579	$5,854

      As a result of the uncertainty regarding collectibility, due to Loral Space & Communications Corporation, Loral Skynet Network Services, Inc. (formerly known as Loral Cyberstar, Inc.) and SS/ L filing voluntary petitions for reorganization, the Company’s receivables due from Loral Space & Communications Corporation, Loral Skynet Network Services, Inc. and SS/ L (aggregating $59.6 million as of December 31, 2003) have been reflected as debit balances in stockholder’s deficit. Liabilities due to related parties of $33.3 million have been included in liabilities subject to compromise as of December 31, 2003 (see Note 5).

      The Company has a note payable outstanding with LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion’s 10% senior notes. As of December 31, 2003, the balance of the note was $33.1 million, including accrued interest which is included in liabilities subject to compromise (see Note 5).

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions — (Continued)

      Pursuant to the tax sharing agreements entered into each year between Loral Orion and Loral Space & Communications Corporation, Loral Space & Communications Corporation has agreed to reimburse Loral Orion for the use of its tax losses to the extent such losses provide a tax benefit to Loral Space & Communications Corporation; otherwise, Loral Orion has agreed to pay its separate company tax liability to Loral Space & Communications Corporation. As of December 31, 2003 and 2002, Loral Orion has a receivable from Loral Space & Communications Corporation of $40.9 million and $43.7 million, respectively, relating to the tax sharing agreements.

      Loral Orion and Loral Skynet have entered into agreements (the “Loral Skynet Agreements”) effective January 1, 1999, whereby Loral Skynet provides to Loral Orion (i) marketing and sales of satellite capacity services on the Loral Orion satellite network and related billing and administration of customer contracts for those services (the “Sales Services”) and (ii) telemetry, tracking and control services for the Loral Orion satellite network (the “Technical Services”, and together with the Sales Services, the “Services”). Loral Orion is charged Loral Skynet’s costs for providing these services plus a 5 percent administrative fee. Effective September 1, 2003, the Loral Skynet Agreements were amended to reflect a price increase, which is expected to increase the cost to Loral Orion by approximately $15.0 million per year. The increase in the cost to Loral Orion during the period from September 1, 2003 to December 31, 2003 was approximately $5.0 million. The costs charged to Loral Orion amounted to $13.0 million in 2003, $9.5 million for 2002 and $9.1 million for 2001.

      Beginning in 2002, as a result of renegotiations with its lenders, Loral initiated the allocation of corporate management expenses to its individual subsidiaries and divisions, including Loral Orion. The allocation of these expenses is computed with respect to Loral Orion in a manner consistent with Loral’s other subsidiaries and divisions, using a fixed formula based on three factors: employee payroll, revenues and assets. Through 2001, Loral did not allocate general corporate management expenses to Loral Orion or any of Loral’s other subsidiaries. This treatment was consistent with agreements with lenders that existed at that time, and with Loral’s internal accounting for performance measurement purposes. Nonetheless, Loral did and continues to charge subsidiaries for specific expenses incurred by the Loral corporate office that are specifically identifiable to the subsidiaries (e.g. outside legal fees). These expenses were and continue to be reflected in the subsidiaries’ income statements. The allocation to Loral Orion for the years ended December 31, 2003 and 2002 was $3.4 million and $3.1 million, respectively. If Loral made these allocations in 2001, Loral Orion would have been allocated $2.9 million by Loral.

      Beginning in 2003, as a result of the Bankruptcy filing, Loral initiated the allocation of its professional fees and retention costs associated with the reorganization. The allocation of these expenses is computed with respect to Loral Orion in a manner consistent with Loral’s other debtor subsidiaries and divisions, using a fixed formula based on debt outstanding as of July 15, 2003. The allocation to Loral Orion for the period July 15, 2003 to December 31, 2003 was $5.5 million of professional fees and $0.3 million of retention costs.

      SS/ L, a subsidiary of Loral SpaceCom, built the Company’s Telstar 12 satellite that was launched in October 1999. The Company made payments to SS/ L during 2001 totaling approximately $8.1 million for construction, launch and insurance costs. In addition, the Company made payments to SS/ L for the construction of the Apstar V satellite in the amount of $40.2 million and $2.9 million in 2003 and 2002, respectively.

      In December 1999, in connection with a contractual arrangement between SS/ L and one of SS/ L’s customers, Loral Orion agreed to lease to SS/ L the capacity of three transponders on Telstar 10/ Apstar IIR through the end of its life. Under this arrangement, Loral Orion recorded revenue of $4.2 in 2003 and 2002

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions — (Continued)

and 2001. Under another arrangement with SS/ L, Loral Orion recorded revenue of $2.5 million in 2001 related to transponder capacity for another customer.

12.	Discontinued Operations

      The historical consolidated statements of operations and cash flows reflects the data services business as a discontinued operation. The financial data presented for the Company’s data services business reflects the historical sales and expenses of the data services segment after elimination of intercompany transactions with Satellite Services. Discontinued operations include revenue for the data services segment of $80.2 million for the period January 1, 2001 to December 21, 2001. Amounts incurred for transponder capacity leased from Loral Skynet totaled $3.0 million in 2001 and is included in the results of discontinued operations.

13.	Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries

      Loral Orion’s (the “Issuer Company”) 10% Senior Notes due 2006 are fully and unconditionally guaranteed, on a joint and several basis, by several of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”) and Loral (“Issuer’s Parent”). The Company’s remaining original senior notes and senior discount notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries and substantially all of the other wholly-owned subsidiaries (the “Other Subsidiaries”). The Issuer Company, Issuer’s Parent, the Guarantor Subsidiaries and certain other non-guarantor subsidiaries of Loral Orion filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

      Presented below is condensed consolidating financial information for the Issuer Company, Issuer’s Parent, the Guarantor Subsidiaries and the Other Subsidiaries for the years ended December 31, 2003, 2002 and 2001. The Other Subsidiaries were part of the Company’s data services segment which was transferred on December 21, 2001 to a subsidiary of Loral (see Note 6) and have been accounted for as a discontinued operation. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Issuer Company, Issuer’s Parent, Guarantor Subsidiaries and Other Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Issuer Company in the Guarantor Subsidiary and the Other Subsidiaries using the equity method of accounting. The Company’s significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the intercompany payables and receivables between its subsidiaries. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003
(in thousands)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$46,831	$4,481	$—	$—	$(4,481)	$46,831
Accounts receivable, net	6,912	—	968	—	—	7,880
Prepaid expenses and other current assets	2,925	2,341	5,859	—	(3,320)	7,805

Total current assets	56,668	6,822	6,827	—	(7,801)	62,516
Satellites and related equipment, net	390,649	—	183,688	—	—	574,337
Due to (from) unconsolidated subsidiaries	(24,622)	(3,055)	17,598	—	(7,658)	(17,737)
Investments in unconsolidated subsidiaries	311,487	(375,795)	(271,698)	—	336,006	—
Investments in and advances to affiliates	—	20	—	—	(20)	—
Other assets, net	5,030	4,253	549	—	(4,253)	5,579

Total assets	$739,212	$(367,755)	$(63,036)	$—	$316,274	$624,695

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$824	$—	$—	$—	$—	$824
Customer advances	1,508	—	—	—	—	1,508
Accrued interest, preferred dividends and other current liabilities	—	1,191	—	—	(1,191)	—

Total current liabilities	2,332	1,191	—	—	(1,191)	2,332
Long-term liabilities	118,878	52,233	13,835	—	(66,068)	118,878
Customer advances	4,302	—	—	—	—	4,302

Total liabilities not subject to compromise	125,512	53,424	13,835	—	(67,259)	125,512
Liabilities subject to compromise	1,120,295	434,491	(116,663)	—	(434,491)	1,003,632
Stockholder’s (deficit) equity:
Common stock	—	4,413	—	—	(4,413)	—
Paid-in capital	604,166	3,392,829	—	—	(3,392,829)	604,166
Treasury stock, at cost	—	(3,360)	—	—	3,360	—
Unearned compensation	—	(168)	—	—	168	—
Due from Loral companies	(59,601)	—	—	—	—	(59,601)
Retained deficit	(1,051,160)	(4,171,536)	39,792	—	4,133,890	(1,049,014)
Accumulated other comprehensive income	—	(77,848)	—	—	77,848	—

Total stockholder’s (deficit) equity	(506,595)	(855,670)	39,792	—	818,024	(504,449)

Total liabilities and stockholder’s (deficit) equity	$739,212	$(367,755)	$(63,036)	$—	$316,274	$624,695

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2003
(in thousands)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$86,119	$—	$39,828	$—	$(32,369)	$93,578
Cost of satellite services	111,509	—	31,523	—	(32,369)	110,663
Selling, general and administrative expenses	10,192	8,937	3,572	—	(8,938)	13,763

Operating (loss) income before reorganization expenses	(35,582)	(8,937)	4,733	—	8,938	(30,848)
Reorganization expenses	(5,561)	(1,900)	—	—	1,900	(5,561)

Operating (loss) income	(41,143)	(10,837)	4,733	—	10,838	(36,409)
Interest expense	(6,522)	(21,675)	—	—	21,675	(6,522)
Interest and investment income	18	12,198	—	—	(12,198)	18

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and cumulative effect of change in accounting principle	(47,647)	(20,314)	4,733	—	20,315	(42,913)
Income tax benefit (expense)	(4,174)	(3,656)	(2,146)	—	7,057	(2,919)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates and cumulative effect of change in accounting principle	(51,821)	(23,970)	2,587	—	27,372	(45,832)
Equity in net income (losses) of unconsolidated subsidiaries	2,587	(334,995)	—	—	332,408	—
Equity in net (losses) income of affiliates	—	(21,775)	—	—	21,775	—

(Loss) income before cumulative effect of change in accounting principle	(49,234)	(380,740)	2,587	—	381,555	(45,832)
Cumulative effect of change in accounting principle	—	(1,970)	—	—	1,970	—

Net (loss) income	$(49,234)	$(382,710)	$2,587	$—	$383,525	$(45,832)

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003
(in thousands)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(49,234)	$(382,710)	$2,587	$—	$383,525	$(45,832)
Non-cash items:
Cumulative effect of change in accounting principle	—	1,970	—	—	(1,970)	—
Equity in net losses of affiliates	—	21,775	—	—	(21,775)	—
Equity in net losses of unconsolidated subsidiaries	(2,587)	334,995	—	—	(332,408)	—
Deferred taxes	—	3,656	3,401	—	(7,057)	—
Depreciation and amortization	68,532	—	21,013	—	—	89,545
Adjustment to revenue straightlining assessment	5,315	—	—	—	—	5,315
Provisions for bad debts	1,601	—	329	—	—	1,930
Loss on equipment disposals	2,151	—	—	—	—	2,151
Non-cash interest expense, net	670	—	—	—	—	670
Changes in operating assets and liabilities:
Accounts receivable, net	(1,036)	—	(1,159)	—	—	(2,195)
Due to (from) Loral companies, net	25,870	2,080	(28,595)	—	(2,080)	(2,725)
Other current assets and other assets	6,871	(964)	2,871	—	1,032	9,810
Accounts payable	410	—	(192)	—	—	218
Accrued interest and other current liabilities	435	1,253	—	—	(1,253)	435
Customer advances	(2,324)	—	(324)	—	—	(2,648)
Other long-term liabilities	(1,738)	—	69	—	(69)	(1,738)
Other	—	67	—	—	(67)	—

Net cash provided by (used in) operating activities	54,936	(17,878)	—	—	17,878	54,936

Investing activities:
Capital expenditures	(20,434)	—	—	—	—	(20,434)
Investments in and advances to unconsolidated subsidiaries	—	(288)	—	—	288	—

Net cash (used in) provided by in investing activities	(20,434)	(288)	—	—	288	(20,434)

Financing activities:
Interest payments on 10% senior notes	(30,635)	—	—	—	—	(30,635)
Note receivable from unconsolidated affiliate	—	17,284	—	—	(17,284)	—
Proceeds from stock issuances	—	3,849	—	—	(3,849)	—

Net cash (used in) provided by financing activities	(30,635)	21,133	—	—	(21,133)	(30,635)

(Decrease) increase in cash and cash equivalents	3,867	2,967	—	—	(2,967)	3,867
Cash and cash equivalents — beginning of period	42,964	1,514	—	—	(1,514)	42,964

Cash and cash equivalents — end of period	$46,831	$4,481	$—	$—	$(4,481)	$46,831

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002
(in thousands)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$42,964	$1,514	$—	$–	$(1,514)	$42,964
Accounts receivable, net	7,477	—	138	—	—	7,615
Prepaid expenses and other current assets	5,540	823	8,584	—	(1,734)	13,213

Total current assets	55,981	2,337	8,722	—	(3,248)	63,792
Satellites and related equipment, net	319,998	—	204,701	—	—	524,699
Notes (payable to) receivable from unconsolidated subsidiaries	(31,540)	157,500	—	—	(157,500)	(31,540)
Due to (from) unconsolidated subsidiaries	(97,652)	36,448	107,917	—	(40,859)	5,854
Investments in unconsolidated subsidiaries	304,590	(20,185)	(271,698)	—	(12,707)	—
Investments in and advances to affiliates	—	21,507	—	—	(21,507)	—
Other assets, net	16,622	3,191	696	—	(3,191)	17,318

Total assets	$567,999	$200,798	$50,338	$–	$(239,012)	$580,123

Current liabilities:
Current portion of long-term debt	$62,996	$—	$—	$–	$—	$62,996
Accounts payable	1,194	2,404	1,193	—	(2,404)	2,387
Customer advances	1,208	—	521	—	2,002	3,731
Accrued interest, preferred dividends and other current liabilities	8,399	20,840	35	—	(22,843)	6,431
Income taxes payable	—	8,123	—	—	(8,123)	—

Total current liabilities	73,797	31,367	1,749	—	(31,368)	75,545
Long-term liabilities	14,040	48,577	11,387	—	(58,942)	15,062
Long-term debt	888,532	350,000	—	—	(350,000)	888,532
6% Series C convertible redeemable preferred stock	—	104,582	—	—	(104,582)	—
6% Series D convertible redeemable preferred stock	—	20,499	—	—	(20,499)	—
Stockholder’s (deficit) equity:
6% Series C convertible redeemable preferred stock	—	80,171	—	—	(80,171)	—
6% Series D convertible redeemable preferred stock	—	15,125	—	—	(15,125)	—
Common stock	—	4,293	—	—	(4,293)	—
Paid-in capital	604,166	3,389,035	—	—	(3,389,035)	604,166
Treasury stock, at cost	—	(3,360)	—	—	3,360	—
Unearned compensation	—	(151)	—	—	151	—
Retained deficit	(1,012,536)	(3,782,107)	37,202	—	3,754,259	(1,003,182)
Accumulated other comprehensive loss	—	(57,233)	—	—	57,233	—

Total stockholder’s (deficit) equity	(408,370)	(354,227)	37,202	—	326,379	(399,016)

Total liabilities and stockholder’s (deficit) equity	$567,999	$200,798	$50,338	$–	$(239,012)	$580,123

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2002
(in thousands)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$99,717	$—	$48,198	$—	$(38,176)	$109,739
Costs of satellite services	100,360	—	29,231	—	(38,176)	91,415
Selling, general and administrative expenses	10,089	7,198	964	—	(7,198)	11,053
Management fee expense	—	18	—	—	(18)	—

Operating income (loss)	(10,732)	(7,216)	18,003	—	7,216	7,271
Interest and investment income	631	21,514	—	—	(21,514)	631
Interest expense	(13,016)	(39,327)	3	—	39,327	(13,013)
Loss on investment	—	(1,189)	—	—	1,189	—

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, and cumulative effect of change in accounting principle	(23,117)	(26,218)	18,006	—	26,218	(5,111)
Income tax provision	(14,739)	(6,398)	(6,455)	—	11,541	(16,051)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(37,856)	(32,616)	11,551	—	37,759	(21,162)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	11,551	(1,360,150)	—	—	1,348,599	—
Equity in net losses of affiliates, net of taxes	—	(76,445)	—	—	76,445	—

(Loss) income before cumulative effect of change in accounting principle	(26,305)	(1,469,211)	11,551	—	1,462,803	(21,162)
Cumulative effect of change in accounting principle, net of taxes	(562,201)	—	—	—	—	(562,201)

Net (loss) income	$(588,506)	$(1,469,211)	$11,551	$—	$1,462,803	$(583,363)

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002
(in thousands)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(588,506)	$(1,469,211)	$11,551	$—	$1,462,803	$(583,363)
Non-cash items:
Equity in net losses of affiliates, net of taxes	—	76,445	—	—	(76,445)	—
Cumulative effect of change in accounting principle, net of taxes	562,201	—	—	—	—	562,201
Equity in net losses of unconsolidated subsidiaries, net of taxes	(11,551)	1,360,150	—	—	(1,348,599)	—
Deferred taxes	32,130	6,214	5,143	—	(11,357)	32,130
Depreciation and amortization	54,279	(47)	21,013	—	47	75,292
Adjustment to revenue straightlining assessment	387	—	—	—	—	387
Provisions for bad debts	822	—	(78)	—	—	744
Loss on investments	—	1,189	—	—	(1,189)	—
Non-cash interest expense, net	503	—	—	—	—	503
Changes in operating assets and liabilities:
Accounts receivable, net	4,772	—	437	—	—	5,209
Due to (from) unconsolidated subsidiaries	33,882	(17,135)	(34,931)	—	17,135	(1,049)
Other current assets and other assets	3,202	2,260	(3,296)	—	(2,260)	(94)
Accounts payable	(1,484)	(1,357)	481	—	1,357	(1,003)
Accrued interest and other current liabilities	2,382	715	—	—	(715)	2,382
Customer advances	(3,739)	—	(320)	—	—	(4,059)
Income taxes payable	—	184	—	—	(184)	—
Other long-term liabilities	(1,728)	—	—	—	—	(1,728)
Other	—	(2)	—	—	2	—

Net cash provided by (used in) operating activities	87,552	(40,595)	—	—	40,595	87,552

Investing activities:
Capital expenditures	(18,033)	—	—	—	—	(18,033)
Investments in and advances to unconsolidated subsidiaries	—	(2,243)	—	—	2,243	—
Investments in and advances to affiliates	—	(11,479)	—	—	11,479	—

Net cash used in investing activities	(18,033)	(13,722)	—	—	13,722	(18,033)

Financing activities:
Interest payments on 10% senior notes	(45,954)	—	—	—	—	(45,954)
Note payable to Loral subsidiary	—	42,500	—	—	(42,500)	—
Preferred dividends	—	(29,678)	—	—	29,678	—
Preferred dividends on exchange offers and related expenses	—	(15,583)	—	—	15,583	—
Proceeds from stock issuances	—	12,524	—	—	(12,524)	—

Net cash (used in) provided by financing activities	(45,954)	9,763	—	—	(9,763)	(45,954)

Increase (decrease) in cash and cash equivalents	23,565	(44,554)	—	—	44,554	23,565
Cash and cash equivalents — beginning of period	19,399	46,068	—	—	(46,068)	19,399

Cash and cash equivalents — end of period	$42,964	$1,514	$—	$—	$(1,514)	$42,964

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2001

(in thousands)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$96,623	$—	$51,461	$—	$(39,139)	$108,945
Costs of satellite services	119,917	—	26,407	—	(39,139)	107,185
Selling, general and administrative expenses	10,796	1,243	—	—	(1,243)	10,796
Management fee expense	—	36,730	—	—	(36,730)	—

Operating (loss) income	(34,090)	(37,973)	25,054	—	37,973	(9,036)
Interest and investment income	644	23,238	9	—	(23,238)	653
Interest expense	(98,310)	(37,629)	(29)	—	37,629	(98,339)
Gain on debt exchanges	34,541	—	—	—	—	34,541

(Loss) income from continuing operations before income taxes and equity in net losses of unconsolidated subsidiaries and affiliates	(97,215)	(52,364)	25,034	—	52,364	(72,181)
Income tax provision	(1,744)	(6,315)	(8,762)	—	12,832	(3,989)

(Loss) income from continuing operations before equity in net losses of unconsolidated subsidiaries and affiliates	(98,959)	(58,679)	16,272	—	65,196	(76,170)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	11,950	(66,128)	—	—	54,178	—
Equity in net losses of affiliates, net of Taxes	—	(71,653)	—	—	71,653	—

(Loss) income from continuing operations	(87,009)	(196,460)	16,272	—	191,027	(76,170)
Loss from discontinued operations	(7,765)	—	—	(4,322)	—	(12,087)

Net (loss) income	$(94,774)	$(196,460)	$16,272	$(4,322)	$191,027	$(88,257)

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Information for the Issuer’s Parent, Guarantors and Other Subsidiaries — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2001
(in thousands)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(94,774)	$(196,460)	$16,272	$(4,322)	$191,027	$(88,257)
Non-cash items:
Loss from discontinued operations	7,765	––	––	4,322	––	12,087
Gain on debt exchanges	(34,541)	—	—	—	—	(34,541)
Equity in net loss of affiliates, net of taxes	—	71,653	—	—	(71,653)	—
Equity in net loss of unconsolidated subsidiaries, net of taxes	(11,950)	66,128	—	—	(54,178)	—
Deferred taxes	12,852	5,905	6,517	—	(12,422)	12,852
Depreciation and amortization	72,992	—	21,013	—		94,005
Non-cash interest expense, net	39,609	—	—	—	—	39,609
Provisions for bad debts	1,839	—	(107)	—	—	1,732
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,055)	—	1,312	—	—	(1,743)
Deposits	863	—	(863)	—	—	—
Due to (from) unconsolidated subsidiaries	58,281	6,075	(38,795)	—	(27,228)	(1,667)
Other current assets and other assets	(4,972)	—	(3,085)	—	(794)	(8,851)
Accounts payable	(8,011)	96	—	—	(96)	(8,011)
Accrued interest and other current liabilities	3,663	(2,538)	(2,166)	—	2,538	1,497
Customer advances	7,137	—	(98)	—	—	7,039
Income taxes payable	—	402	—	—	(402)	—
Long-term liabilities	(2,160)	—	—	—	—	(2,160)
Other	—	918	—	—	(918)	—

Net cash provided by (used in) operating activities	45,538	(47,821)	—	—	25,874	23,591

Net cash provided by discontinued operations	2,236	—	—	—	21,947	24,183

Investing activities:
Capital expenditures	(579)	—	—	—	—	(579)
Investments in and advances to affiliates	—	(19,668)	—	—	19,668	—
Investments in and advances to unconsolidated subsidiaries	—	(2,102)	—	—	2,102	—

Net cash used in investing activities	(579)	(21,770)	—	—	21,770	(579)

Financing activities:
Repayments of other long-term obligations	(2,332)	—	—	—	—	(2,332)
Preferred dividends	—	(52,218)	—	—	52,218	—
Proceeds from other stock issuances	—	16,472	—	—	(16,472)	—
Repayment of note due to Loral SpaceCom	(28,166)	—	—	—	—	(28,166)
Equity contributed by Loral	2,700	—	—	—	—	2,700

Net cash used in financing activities	(27,798)	(35,746)	—	—	35,746	(27,798)

Increase (decrease) in cash and cash equivalents	19,397	(105,337)	—	—	105,337	19,397
Cash and cash equivalents — beginning of Period	2	151,405	—	—	(151,405)	2

Cash and cash equivalents — end of period	$19,399	$46,068	$—	$—	$(46,068)	$19,399

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A wholly owned subsidiary of Loral Space & Communications Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Selected Quarterly Financial Data (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands):

	March 31,	June 30,	September 30,	December 31,

Year Ended December 31, 2003
Revenues	$25,197	$24,712	$24,398	$19,271
Operating (loss) income	(2,723)	524	(4,323)	(29,887)
Net loss	(5,620)	(2,342)	(4,973)	(32,897)

	March 31,	June 30,	September 30,	December 31,

Year Ended December 31, 2002
Revenues	$29,621	$27,579	$25,776	$26,763
Income from operations	3,747	1,815	333	1,376
Income (loss) before cumulative effect of change in accounting principle	3,016	(2,534)	753	(22,397)
Net (loss) income	(559,185)	(2,534)	753	(22,397)

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholder of Loral Orion, Inc. (a Debtor In Possession):

      We have audited the consolidated financial statements of Loral Orion, Inc. and its subsidiaries (collectively, the “Company”) (a Debtor In Possession) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003 and have issued our report thereon dated March 15, 2004 included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 (a) (2) of this Annual Report on Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This consolidated schedule is the responsibility of the Company’s management. Such consolidated schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole. The basic consolidated financial statements have been prepared assuming the Company will continue as a going concern; our report thereon, included elsewhere in this Annual Report on Form 10-K, includes explanatory paragraphs which indicate that (1) the Company changed its method of accounting to adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and (2) the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code and that (i) the consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings and (ii) the aforementioned matter, among others, raises substantial doubt about its ability to continue as a going concern.

DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2004

SCHEDULE II

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002 and 2001
(in thousands)

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End of
Description	of Year	Expenses	Accounts	Reserves(1)	Year

Year ended 2001
Allowance for accounts receivable	$1,760	$1,732	$169	$(2,371)	$1,290

Year ended 2002
Allowance for accounts receivable	$1,290	$744	$11	$(973)	$1,072

Year ended 2003
Allowance for accounts receivable	$1,072	$1,930	$17	$(507)	$2,512

(1) Write-offs of uncollectible accounts.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

      None

Item 9A. Disclosure Controls and Procedures

      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of December 31, 2003, have concluded that, our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral Orion and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934, would be made known to them by others within those entities in a timely manner.

      (b) Internal controls over financial reporting. There were no significant changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that we judge to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      The following sets forth information concerning Loral Orion’s directors as of March 1, 2004.

Bernard L. Schwartz
Age:	78
Director Since:	1998
Business Experience:	Mr. Schwartz is Chairman of the Board of Directors and Chief Executive Officer of the Company. He is also the Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications Ltd.
Other Directorships:	First Data Corp., K&F Industries, Inc. and Satélites Mexicanos, S.A. de C.V. Trustee of NYU Medical Center and Health System, Thirteen/WNET Educational Broadcasting Corporation and the Baruch College Fund.
George Baker
Age:	74
Director Since:	1998
Business Experience:	Mr. Baker was President and Chief Executive Officer of Reliance Group Holdings Inc. and Reliance Insurance Company from 2000-2001. His principal business activity during the past five years has been serving as a Corporate Director/Advisor to various business enterprises.
Daniel Hirsch
Age:	64
Director Since:	1998
Business Experience:	Mr. Hirsch is counsel to Carter Ledyard & Milburn LLP, a law firm in New York, N.Y. He was partner and chairman of the law firm of Jones Hirsch Conners & Bull P.C. from 1978-2000.
Avi Katz
Age:	45
Director Since:	2002
Business Experience:	Mr. Katz has been Vice President and Secretary of the Company since February 2000. Previously, he was Vice President and Assistant Secretary of the Company since March 1998. Mr. Katz is also Vice President, General Counsel and Secretary of Loral Space & Communications Ltd.

Eric J. Zahler
Age:	53
Director Since:	1998
Business Experience:	Mr. Zahler has been Executive Vice President of the Company since February 2000. Previously, he was Senior Vice President and Secretary since April 1999 and Vice President and Secretary since March 1998. Mr. Zahler is also President and Chief Operating Officer of Loral Space & Communications Ltd.
Other Directorships:	Satélites Mexicanos, S.A. de C.V.

Executive Officers of the Registrant

      The following table sets forth information concerning the executive officers of Loral Orion as of March 15, 2004.

Name	Age	Position

Bernard L. Schwartz	78	Chairman of the Board of Directors and Chief Executive Officer since March 1998. Mr. Schwartz is also Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications Ltd.
Terry J. Hart	57	President since February 2002. Mr. Hart is also President of Loral Skynet and Vice President of Loral Space & Communications Ltd.
Richard J. Townsend	53	Executive Vice President and Chief Financial Officer since May 2003. Prior to that, Senior Vice President and Chief Financial Officer since March 1999. Mr. Townsend is also Executive Vice President and Chief Financial Officer of Loral Space & Communications Ltd.
Eric J. Zahler	53	Director since March 1998 and Executive Vice President since February 2000. Prior to that, Senior Vice President and Secretary since April 1999 and Vice President and Secretary since March 1998. Mr. Zahler is also President and Chief Operating Officer of Loral Space & Communications Ltd.
Avi Katz	45	Director since April 2002 and Vice President and Secretary since February 2000. Prior to that, Vice President and Assistant Secretary since March 1998. Mr. Katz is also Vice President, General Counsel and Secretary of Loral Space & Communications Ltd.
Richard P. Mastoloni	39	Vice President and Treasurer since February 2002. Prior to that, Vice President and Assistant Treasurer since September 2001 and Assistant Treasurer since January 2001. Mr. Mastoloni is also Vice President and Treasurer of Loral Space & Communications Ltd.
Harvey B. Rein	50	Vice President and Controller since March 1998. Mr. Rein is also Vice President and Controller of Loral Space & Communications Ltd.
Janet T. Yeung	39	Vice President and Assistant Secretary since February 2000. Ms. Yeung is also Vice President, Deputy General Counsel and Assistant Secretary of Loral Space & Communications Ltd.

Item 11. Executive Compensation

      As of December 31, 2003, Loral Orion and its subsidiaries had no employees. The executive officers of Loral Orion are also executive officers of Loral or of Loral Skynet and their salaries and compensation are borne by those entities. Executive compensation of the above officers has been omitted.

Director Compensation

      Directors are paid a fixed fee of $22,500 per year. Non-employee directors are also paid $2,000 for personal attendance or for telephone participation at each meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      All of our outstanding common stock is owned, directly or indirectly, by Loral Space & Communications Corporation, a wholly owned subsidiary of Loral.

Item 13. Certain Relationships and Related Transactions

      Daniel Hirsch, a Director, is counsel to the law firm of Carter, Ledyard & Milburn LLP, which acts as counsel to the Company.

      See Note 11 to the consolidated financial statements for details on transactions between the Company and Loral and its subsidiaries.

Item 14. Principal Accountant Fees and Services

      During 2003 and 2002, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) provided the following services to the Company.

Audit Fees

      The aggregate fees billed or expected to be billed by the Deloitte Entities and allocated to us by Loral for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2003 and 2002 fiscal years, and statutory audits of the Company’s subsidiaries and accounting research and consultation related to the audits and reviews, totaled approximately $303,000 and $121,000, respectively. The prior year’s fees include an allocation of final additional billings agreed to with respect to the fiscal 2002 audits.

Tax Fees

      The aggregate fees billed by the Deloitte Entities and allocated to Loral Orion by Loral for tax-related services for the fiscal years ended December 31, 2003 and 2002 were $5,000 and $65,000, respectively. These fees related to tax consultation and related services.

All Other Fees

      The aggregate fees billed or expected to be billed by the Deloitte Entities and allocated to Loral Orion by Loral for services rendered to the Company, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal years ended December 31, 2003, allocated by Loral totaled approximately $277,000. These fees related primarily to the Company’s Chapter 11 filing and related filings and activities.

      In accordance with Loral’s Audit Committee charter, the Loral Audit Committee pre-approves all services provided by the Deloitte Entities. These services are pre-approved annually and updates are provided on a regular basis. All services provided by the Deloitte Entities were approved by the Loral Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. List of Financial Statements included in Item 8:

Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Operations — Years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholder’s (Deficit) Equity — Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

      (a) 2. List of Financial Statement Schedules included in Item 8

Independent Auditors’ Report on Supplemental Schedule

Schedule II

      (a) 3. Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of October 7, 1997, by and among Orion, Loral and Loral Satellite Corporation. (Incorporated by reference to exhibit number — 2.1 in Current Report on Form 8-K dated October 9, 1997.)
2.1.1	Amendment No. 1 Agreement and Plan of Merger, dated as of February 11, 1998, by and among Orion, Loral and Loral Satellite Corporation. (Incorporated by reference to exhibit number 2.2 in Registration Statement No. 333-46407 on Form S-4.)
2.2	Principal Stockholder Agreement among Orion, Loral, Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of October 7, 1997. (Incorporated by reference to exhibit number 2.2 in Current Report on Form 8-K dated October 9, 1997.)
2.2.1	Amendment No. 1 to Principal Stockholder Agreement among Orion, Loral, Loral Satellite Corporation and the stockholders that are signatories thereto, dated as of December 1, 1997. (Incorporated by reference to exhibit number 2.4 in Annual Report on Form 10-K for fiscal year ended December 31, 1997.)
3.1	Certificate of Merger of Loral Satellite Corporation into Orion, dated March 20, 1998, and Exhibit A thereto, Restated Certificate of Incorporation of the Company. (Incorporated by reference to exhibit number 3.1 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Certificate of Merger of Loral CyberStar, Inc. into Loral Orion Services, Inc. (Incorporated by reference to exhibit number 3.2 in Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
3.3	Merger Agreement between Loral CyberStar, Inc. and Loral Orion Services, Inc. (Incorporated by reference to exhibit number 3.3 in Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
3.4	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to exhibit number 3.4 in Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
3.5	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to exhibit number 3.5 in Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
3.6	Amended and Restated certificate of Incorporation of the Company dated March 8, 2004.†
4.1	Form of Senior Note Indenture and Form of Note included therein. (Incorporated by reference to exhibit number 4.1 to Registration Statement No. 333-19167 on Form S-1.)
4.1.1	Supplemental Indenture, dated as of December 21, 2001, to the Senior Note Indenture, dated January 31, 1997. (Incorporated by reference to exhibit number 99.7 to Current Report on Form 8-K filed on January 7, 2002.)
4.2	Form of Senior Discount Note Indenture and Form of Note included therein. (Incorporated by reference to exhibit number 4.2 to Registration Statement No. 333-19167 on Form S-1.)
4.2.1	Supplemental Indenture, dated as of December 21, 2001, to the Senior Discount Note Indenture, dated January 31, 1997. (Incorporated by reference to exhibit number 99.8 to Current Report on Form 8-K filed on January 7, 2002.)
4.3	Form of Collateral Pledge and Security Agreement. (Incorporated by reference to exhibit number 4.3 to Registration Statement No. 333-19167 on Form S-1.)
4.4	Indenture, dated as of December 21, 2001, by and among the Company, certain of its subsidiaries and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit number 99.5 to Current Report on Form 8-K filed on January 7, 2002.)

Exhibit
Number	Description

10.1	Second Amended and Restated Purchase Agreement, dated September 26, 1991 (“Satellite Contract”) by and between Loral Orion Services, Inc. (formerly known as Orion Satellite Corporation) and British Aerospace PLC and the First Amendment, dated as of September 15, 1992, Second Amendment, dated as of November 9, 1992, Third Amendment, dated as of March 12, 1993, Fourth Amendment, dated as of April 15, 1993, Fifth Amendment, dated as of September 22, 1993, Sixth Amendment, dated as of April 6, 1994, Seventh Amendment, dated as of August 9, 1994, Eighth Amendment, dated as of December 8, 1994, and Amendment No. 9 dated October 24, 1995, thereto. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THESE DOCUMENTS.] (Incorporated by reference to exhibits number 10.13 and 10.14 in Registration Statement No. 33-80518 on Form S-1).
10.2	Restated Amendment No. 10, dated December 10, 1996, between Loral Orion Services, Inc. and Matra Marconi Space to the Second Amended and Restated Purchase Agreement, dated September 16, 1991 by and between OrionServ and British Aerospace PLC (which contract and prior exhibits thereto were incorporated by reference as exhibit number 10.1). (Incorporated by reference to exhibit number 10.2 in Registration Statement No. 333-19795 on Form S-4.)
10.3	Contract for a Satellite Control System, dated December 7, 1992, by and between Loral Orion Services, Inc., Telespazio S.p.A. and Martin Marietta Corporation. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.] (Incorporated by reference to exhibit number 10.31 in Registration Statement No. 33-80518 on Form S-1.)
10.4	Restated Definitive Agreement, dated October 29, 1998, by and between Orion and Republic of the Marshall Islands. [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS DOCUMENT.](Incorporated by reference to exhibit number 10.12 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.5	Orion 3 Spacecraft Purchase Contract, dated January 15, 1997, by and among Hughes Space and Communications International, Inc., Loral Orion Services, Inc. (by assignment from Loral Orion-Asia Pacific, Inc., formerly known as Orion Asia Pacific Corporation) and Orion. [CONFIDENTIAL TREATMENT HAS BEEN GRANTED FOR PORTIONS OF THIS DOCUMENT.]. (Incorporated by reference to exhibit number 10.52 to Registration Statement No. 333-19167 on Form S-1.)
10.6	Orion-Z Spacecraft Purchase Contract, dated May 15, 1998, by and between Loral Orion Services, Inc. and Space Systems/ Loral, Inc. and Amendment No. 1 dated December 29, 1998. [CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS DOCUMENT.](Incorporated by reference to exhibit number 10.17 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.7	Agreement, dated January 1, 1999, by and between Loral Orion Services, Inc. and Loral Skynet. (Incorporated by reference to exhibit number 10.18 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.8	Agreement, dated January 1, 1999, by and between Loral Orion Services, Inc. and Loral Skynet. (Incorporated by reference to exhibit number 10.19 in Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.9	Lease Agreement, dated as of August 18, 1999, by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited. (Incorporated by reference to exhibit number 99.1 to Current Report on Form 8-K filed on August 23, 1999.)
10.10	Lock-up Agreement, dated as of October 15, 2001, by and among the Company, Loral Space & Communications Ltd., Loral SpaceCom Corporation and certain holders of the Company’s 11 1/4% Senior Notes due 2007 and its 12 1/2% Senior Discount Notes due 2007. (Incorporated by reference to exhibit number 10.1 to Current Report on Form 8-K filed on November 16, 2001.)

Exhibit
Number	Description

10.11	Asset Purchase Agreement, dated as of December 21, 2001, between the Company and Loral CyberStar Data Services Corporation. (Incorporated by reference to exhibit number 99.1 to Current Report on Form 8-K filed on January 7, 2002.)
10.12	$29.7 million aggregate principal amount, 10% Subordinated Note due 2006, made by the Company and issued to Loral SpaceCom Corporation. (Incorporated by reference to exhibit number 99.3 to Current Report on Form 8-K filed on January 7, 2002.)
10.13	Subordinated Guaranty Agreement, dated as of December 21, 2001, between Loral Space & Communications Ltd. and Loral SpaceCom Corporation with respect to the 10% Subordinated Note due 2006. (Incorporated by reference to exhibit number 99.4 to Current Report on Form 8-K filed on January 7, 2002.)
10.14	Warrant Agreement, dated as of December 21, 2001, between Loral Space & Communications Ltd. and The Bank of New York, as Warrant Agent. (Incorporated by reference to exhibit number 99.6 to Current Report on Form 8-K filed on January 7, 2002.)
10.15	Guaranty Agreement, dated as of December 21, 2001, between Loral Space & Communications Ltd. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit number 99.9 to Current Report on Form 8-K filed on January 7, 2002.)
10.16	Form of Conformed as Amended Apstar V Satellite Agreement dated as of November 16, 2003 between APT Satellite Company Limited and Loral Orion, Inc.†
12	Refinancing of earnings to cover fixed charges†
21	List of Subsidiaries of the Registrant†
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

      (b) Reports on Form 8-K filed in the fourth quarter of 2003

Date of Report		Description

October 9, 2003	Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of July 15, 2003 through August 22, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York
November 17, 2003	Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of August 23, 2003 through September 30, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York
December 8, 2003	Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of October 1, 2003 through October 24, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York
December 18, 2003	Item 9 — Regulation FD Disclosure	Amended Monthly Operating Reports for the Periods of July 15, 2003 through August 22, 2003 and August 23, 2003 through September 30, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL ORION, INC.

By:	/s/ BERNARD L. SCHWARTZ

Bernard L. Schwartz
Chairman of the Board and
Chief Executive Officer
Dated: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD L. SCHWARTZ Bernard L. Schwartz	Chairman of the Board and Chief Executive Officer	March 15, 2004

/s/ ERIC J. ZAHLER Eric J. Zahler	Director and Executive Vice President	March 15, 2004

/s/ AVI KATZ Avi Katz	Director, Vice President and Secretary	March 15, 2004

/s/ GEORGE BAKER George Baker	Director	March 15, 2004

/s/ DANIEL HIRSCH Daniel Hirsch	Director	March 15, 2004

/s/ RICHARD J. TOWNSEND Richard J. Townsend	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ HARVEY B. REIN Harvey B. Rein	Vice President and Controller (Principal Accounting Officer)	March 15, 2004