Form 10-K/A
period 2002-12-31
LORAL ORION INC
filed 2004-04-07
CIK 1029850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 0-22085

                                LORAL ORION, INC.

           Delaware                                 52-1564318
 (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

      The number of shares of common stock, par value $.01 per share of the registrant outstanding as of March 1, 2004 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd. The aggregate market value of the common shares held by affiliates was zero.

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2) OF FORM 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                            PAGE
Part IV
  Item 14. Evaluation of Disclosure Controls and Procedures                  2
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K   2
  Signatures                                                                 6



                                EXPLANATORY NOTE

      Item 14 (Evaluation of Disclosure Controls and Procedures) of our Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report"), originally filed with the Securities and Exchange Commission on March 31, 2003, stated the conclusion of our certifying officers that, as of a date within 90 days before the filing of the 2002 Annual Report, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. As requested by the staff of the SEC, we are filing this Amendment on Form 10-K/A to the 2002 Annual Report solely for the purpose of amending Item 14 of the 2002 Annual Report to make clear that our certifying officers concluded that, as of December 31, 2002, our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

      In addition, we have filed the following exhibits herewith:

      31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment on Form 10-K/A.

                                     PART IV

ITEM 14. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of December 31, 2002, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral Orion and its consolidated subsidiaries required to be in our filings under the Securities and, Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

      (b) Internal controls over financial reporting. There were no changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that we judge to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) and (2) List of Financial Statements and Financial Statement Schedules

      The following consolidated financial statements of Loral Orion are included in Item 8:

      Consolidated Balance Sheets -- December 31, 2002 and 2001

      Consolidated Statements of Operations -- Years ended December 31, 2002, 2001 and 2000.

      Consolidated Statements of Stockholder's (Deficit) Equity -- Years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows -- Year ended December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

            All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002

      None

      (c) Exhibits

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                   DESCRIPTION
  ------                                   -----------

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

      10.10 Lock-up Agreement, dated as of October 15, 2001, by and among the Company, Loral Space & Communications Ltd., Loral SpaceCom Corporation and certain holders of the Company's 11 1/4% Senior Notes due 2007 and its 12 1/2% Senior Discount Notes due 2007. (Incorporated by reference to exhibit number 10.1 to Current Report on Form 8-K filed on November 16, 2001.)

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

      10.16 Apstar V Condosat Agreement dated as of December 10, 2002 between APT Satellite Company Limited and Loral Orion, Inc. (Previously filed with the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

      31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

      31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

+  Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LORAL ORION, INC.

                           By: /s/ BERNARD L. SCHWARTZ
                             -----------------------
                               Bernard L. Schwartz
                            Chairman of the Board and
                             Chief Executive Officer
                              Dated: April 7, 2004

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

         SIGNATURE                                                 TITLE                                       DATE
         ---------                                                 -----                                       ----

/s/    BERNARD L. SCHWARTZ                                Chairman of the Board                          April 7, 2004
------------------------------                         and Chief Executive Officer
       Bernard L. Schwartz

/s/    ERIC J. ZAHLER                            Director and Executive Vice President                   April 7, 2004
------------------------
       Eric J. Zahler

/s/    AVI KATZ                                  Director, Vice President and Secretary                  April 7, 2004
------------------
       Avi Katz

/s/    GEORGE BAKER                                             Director                                 April 7, 2004
--------------------
       George Baker

/s/    DANIEL HIRSCH                                            Director                                 April 7, 2004
-----------------------
       Daniel Hirsch

                                                         Senior Vice President and                       April 7, 2004
/s/    RICHARD J. TOWNSEND                               Chief Financial Officer
------------------------------                         (Principal Financial Officer)
       Richard J. Townsend

/s/    HARVEY B. REIN                                 Vice President and Controller                      April 7, 2004
------------------------                              (Principal Accounting Officer)
       Harvey B. Rein
