Form 10-Q
period 2004-03-31
LORAL ORION INC
filed 2004-05-10
CIK 1029850

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2). Yes [ ] No |X|

    The number of shares of common stock, par value $.01 per share of the registrant outstanding as of April 30, 2004 was 100, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

================================================================================

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2004           2003
                                                                 -----------    -----------
                                ASSETS
Current assets:
  Cash and cash equivalents                                      $    49,670    $    46,831
  Accounts receivable, net                                             7,984          7,880
  Prepaid expenses and other current assets                            5,648          7,805
                                                                 -----------    -----------
         Total current assets                                         63,302         62,516
Satellites and related equipment, net                                542,446        574,337
Other assets, net                                                      4,916          5,579
                                                                 -----------    -----------
         Total assets                                            $   610,664    $   642,432
                                                                 ===========    ===========
       LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities not subject to compromise:
  Current liabilities:
    Accounts payable                                             $     1,664    $       824
    Customer advances                                                120,599        120,386
    Due to Loral companies                                             9,347         17,510
                                                                 -----------    -----------
         Total current liabilities                                   131,610        138,720
  Customer advances                                                    4,190          4,302
                                                                 -----------    -----------
Total liabilities not subject to compromise                          135,800        143,022
Liabilities subject to compromise (Note 5)                           996,571        997,042
Commitments and contingencies (Notes 2, 5, 6 and 9)
Stockholder's deficit:
  Common stock, $.01 par value                                            --             --
  Paid-in capital                                                    604,166        604,166
  Due from Loral companies                                           (54,081)       (52,784)
  Retained deficit                                                (1,071,792)    (1,049,014)
                                                                 -----------    -----------
         Total stockholder's deficit                                (521,707)      (497,632)
                                                                 -----------    -----------
         Total liabilities and stockholder's deficit             $   610,664    $   642,432
                                                                 ===========    ===========

            See notes to condensed consolidated financial statements

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         --------------------
                                                                           2004        2003
                                                                         --------    --------
Revenues from satellite services                                         $ 20,590    $ 25,197
Operating expenses:
  Cost of satellite services                                               37,234      23,670
  Selling, general and administrative expenses                              4,729       4,250
                                                                         --------    --------
Operating loss before reorganization expenses due to bankruptcy           (21,373)     (2,723)
Reorganization expenses due to bankruptcy                                  (1,878)         --
                                                                         --------    --------
Operating loss                                                            (23,251)     (2,723)
Interest income                                                                --          37
Interest expense (contractual interest was $2,564 for the three months
  ended March 31, 2004, see Note 6)                                            --      (2,920)
                                                                         --------    --------
Loss before income taxes                                                  (23,251)     (5,606)
Income tax benefit (provision)                                                473         (14)
                                                                         --------    --------
Net loss                                                                 $(22,778)   $ (5,620)
                                                                         ========    ========

            See notes to condensed consolidated financial statements

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       --------------------
                                                         2004        2003
                                                       --------    --------
Operating activities:
Net loss                                               $(22,778)   $ (5,620)
Non-cash items:
  Depreciation and amortization                          32,570      18,823
  Provisions for (recoveries of) bad debts                 (150)      2,135
  Non-cash interest expense, net                             --       1,165
Changes in operating assets and liabilities:
  Accounts receivable, net                                   46      (3,968)
  Prepaid expenses and other current assets               2,157       1,935
  Other assets                                              162       1,211
  Accounts payable                                          840      (2,564)
  Accrued interest and other current liabilities             52      (1,342)
  Customer advances                                          45         966
  Other long-term liabilities                              (469)       (414)
  Due from Loral companies, net                          (9,458)     (4,396)
                                                       --------    --------
Net cash provided by operating activities                 3,017       7,931
                                                       --------    --------
Investing activities:
  Capital expenditures                                     (178)     (1,599)
                                                       --------    --------
Net cash used in investing activities                      (178)     (1,599)
                                                       --------    --------
Financing activities:
  Interest payments on 10% senior notes                      --     (30,634)
                                                       --------    --------
Net cash used in financing activities                        --     (30,634)
                                                       --------    --------
Net increase (decrease) in cash and cash equivalents      2,839     (24,302)
Cash and cash equivalents at beginning of period         46,831      42,964
                                                       --------    --------
Cash and cash equivalents at end of period             $ 49,670    $ 18,662
                                                       ========    ========
Supplemental information:
  Cash (paid) received for reorganization items:
    Professional fees                                  $ (1,353)
                                                       ========
    Retention costs                                    $   (123)
                                                       ========
    Interest income                                    $     96
                                                       ========

            See notes to condensed consolidated financial statements

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL BUSINESS

    Loral Orion, Inc. (the "Company" or "Loral Orion", which terms shall include its subsidiaries unless otherwise indicated or the context requires), together with its subsidiaries, operates in one business segment, satellite services. The Company's satellite services business is managed by Loral Skynet, a division of a subsidiary of Loral Space & Communications Ltd. ("Loral"), the Company's parent. The Company's revenues and cash are generated from leasing satellite capacity and platforms to customers for video and direct to home ("DTH") broadcasting, high-speed data distribution, Internet access and communications.

2. BANKRUPTCY FILINGS AND REORGANIZATION

   BANKRUPTCY FILINGS

    On July 15, 2003, Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited ("Loral Asia Pacific"), (the "Debtor Subsidiaries" and together with Loral, Loral Orion and certain other Loral subsidiaries the "Debtors"), filed voluntary petitions for reorganization under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the "Chapter 11 Cases"). Loral Orion and its Debtor Subsidiaries continue to manage their properties and operate their businesses as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code (see Note 3).

    As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, all of Loral Orion's prepetition debt obligations aggregating $920 million at March 31, 2004, have been accelerated (see Note 5 and Note 6). On July 15, 2003, Loral Orion suspended interest payments on all of its senior unsecured notes, with an aggregate principal amount of $699 million. A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors of Loral, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court (see Note 6).

    During the duration of the Chapter 11 Cases, Loral Orion's business is subject to risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect Loral Orion's relationships with customers, which, in turn could adversely affect the going concern value of the business and of Loral Orion's assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court which may limit Loral Orion's ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, Loral Orion's operations could be materially adversely affected.

    As a result of the commencement of the Chapter 11 Cases, the pursuit of pending claims and litigation against Loral Orion and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code. Accordingly, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral Orion or its Debtor Subsidiaries. In addition, pursuant to
Section 365 of the Bankruptcy Code, Loral Orion and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

    REORGANIZATION

    Loral Orion intends to reorganize around its satellites. Loral Orion is in the process now of completing its long-term business plan and does not believe it will require any additional financing to fund operations.

    As provided by the Bankruptcy Code, the Debtors had the exclusive right to submit their plan or plans of reorganization for 120 days from the date of the Chapter 11 filing. The Bankruptcy Court extended this exclusive period through July 12, 2004. If the Debtors fail to file their plan or plans of reorganization during this exclusive period, or if a plan is filed and such plan or plans is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan or plans of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding rejection of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. Although the Debtors expect to file a plan or plans of reorganization that provide for emergence from bankruptcy sometime in 2004, Loral Orion cannot now describe the components or features of the plan, including whether the plan will provide for creditors to be paid in whole or in part or whether consideration they will receive will consist of cash, debt, equity or some combination thereof. In addition, there can be no assurance that the Debtors will be able to propose a plan, obtain court approval of any plan it proposes, obtain acceptances from the number of creditors necessary to confirm a plan, or actually confirm and consummate a plan.

3. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about Loral Orion's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company's developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court and the Company maintaining good relations with its customers and suppliers. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company's creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company were forced to liquidate (see REORGANIZATION in Note 2).

    The condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position, and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The December 31, 2003 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in Loral Orion's latest Annual Report on Form 10-K.

    The condensed consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires an entity to distinguish prepetition liabilities subject to compromise from postpetition liabilities in the Company's unaudited condensed consolidated balance sheet. The caption "liabilities subject to compromise" reflects the carrying value of prepetition claims that will be restructured in Loral Orion's and its Debtor Subsidiaries' Chapter 11 Cases. In addition, the Company's condensed consolidated statements of operations portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The Company did not prepare condensed combined financial statements for Loral Orion and the Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to the Company's consolidated financial position and results of operations.

    INCOME TAXES

    During 2004 and 2003, Loral Orion continued to maintain the 100% valuation allowance established at December 31, 2002 and recorded a benefit of $0.5 million for its domestic loss under its tax sharing agreement with Loral Space & Communications Corporation. The benefit for 2004 includes a nominal provision for foreign income taxes.

    RECLASSIFICATIONS

    Certain reclassifications have been made to conform prior year amounts to the current year's presentation.

4. OTHER ACQUIRED INTANGIBLE ASSETS

    Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets and were as follows (in millions):

                           MARCH 31, 2004          DECEMBER 31, 2003
                       ----------------------    ----------------------
                       GROSS     ACCUMULATED     GROSS     ACCUMULATED
                       AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION

Customer relations     $ 7.0        $(5.7)       $ 7.0        $(5.5)
Trademarks               6.0         (4.9)         6.0         (4.7)
Regulatory               2.5         (1.8)         2.5         (1.7)
                       -----        -----        -----        -----
                       $15.5        $(12.4)      $15.5        $(11.9)
                       =====        =====        =====        =====

    As of March 31, 2004, the weighted average remaining amortization period for customer relations and trademarks was approximately one year and for regulatory fees was approximately eight and a half years.

    Total amortization expense for other acquired intangible assets for the three months ended March 31, 2004 and 2003 was approximately $0.5 million. Annual amortization expense for other acquired intangible assets for the five years ending December 31, 2008 is estimated to be as follows (in millions):

                                     2004 $ 2.0
                                     2005   1.2
                                     2006    --
                                     2007    --
                                     2008    --

5. LIABILITIES SUBJECT TO COMPROMISE

    As discussed in Note 2, the Company and its Debtor Subsidiaries have been operating as a debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

    In the condensed consolidated balance sheet, the caption "liabilities subject to compromise" reflects Loral Orion's carrying value of prepetition claims that will be restructured in Loral Orion's and its Debtor Subsidiaries' Chapter 11 Cases. Pursuant to court order, Loral Orion has been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, the Company has rejected certain of its prepetition obligations. Loral Orion is in the process of calculating its estimated liability to the unsecured creditors affected by these contract rejections. The Bankruptcy Court established January 26, 2004 as the bar date in the Debtors' Chapter 11 Cases, which is the date by which prepetition claims against Loral Orion and its Debtor Subsidiaries were required to have been filed for claimants to receive any distribution in the Chapter 11 Cases. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Loral Orion and its Debtor Subsidiaries will continue to evaluate the amount and classification of their prepetition liabilities through the remainder of their Chapter 11 Cases. Should Loral Orion or its Debtor Subsidiaries, through this ongoing evaluation, identify additional liabilities subject to compromise, such amounts will be recognized accordingly. As a result, "liabilities subject to compromise" are subject to change. Claims classified as "liabilities subject to compromise" represent unsecured claims. Liabilities subject to compromise consist of the following (in thousands):

                                                 MARCH 31, DECEMBER 31,
                                                   2004       2003
                                                 --------   --------
Debt obligations (Note 6)                        $919,977   $919,977
Accounts payable                                    1,780      1,780
Customer advances                                   3,982      4,038

Accrued interest and other current liabilities      6,918      6,865
Other long term liabilities                         4,091      4,559
Due to Loral companies                             26,697     26,697
Note payable to Loral SpaceCom
  Corporation ("LSC")                              33,126     33,126
                                                 --------   --------
 Total liabilities subject to compromise         $996,571   $997,042
                                                 ========   ========
6. DEBT

    Debt consists of the following (in thousands):

                                                          MARCH 31, DECEMBER 31,
                                                            2004       2003
                                                           --------   --------
10.00% senior notes due 2006:
  Principal amount                                        $612,704   $612,704
  Accrued interest (deferred gain
    on debt exchanges)                                     214,446    214,446
11.25% senior notes due 2007 (principal
  amount $37 million)                                       39,402     39,402
12.50% senior discount notes due 2007 (principal
  amount at maturity $49 million)                           53,425     53,425
                                                          --------   --------
  Total debt                                               919,977    919,977
Less, current maturities included in liabilities
  subject to compromise (Note 5)                           919,977    919,977
                                                          --------   --------
                                                          $     --   $     --
                                                          ========   ========

    Loral Orion currently has approximately $699 million in principal debt obligations. As a result of the commencement of the Chapter 11 Cases, Loral Orion suspended interest payments on all of its debt, which has significantly reduced Loral Orion's cash interest payments.

    As a result of Loral Orion's and the Debtor Subsidiaries' voluntary petitions for reorganization, all $699 million principal amount of Loral Orion's prepetition debt obligations, including its 10% senior notes obligations, have been accelerated. On July 15, 2003, Loral Orion suspended interest payments on its 10% Senior Notes due 2006, the 11.25% Senior Notes due 2007 and the 12.50% Senior Notes due 2007. A creditors' committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors of Loral, including all holders of Loral Orion's senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, it has the right to be heard on all matters that come before the Bankruptcy Court (see Note 2). For the three months ended March 31, 2004, Loral Orion did not recognize $2.6 million of interest expense and $15.3 million of a reduction to accrued interest on its 10% senior notes as a result of the suspension of interest payments on its debt obligations.

7.  REORGANIZATION EXPENSES DUE TO BANKRUPTCY

    Reorganization expenses due to bankruptcy for the three months ended March 31, 2004 include professional fees associated with bankruptcy services and employee retention costs, both allocated to the Company from Loral (see Note 8), and interest income and were as follows (in thousands):

Professional fees                                   $ 1,764
Employee retention costs                                210
Interest income                                         (96)
                                                    -------
  Total reorganization expenses due to bankruptcy   $ 1,878
                                                    =======

8. RELATED PARTY TRANSACTIONS

    Due (to) from Loral companies consist of the following (in thousands):

                                             MARCH 31,  DECEMBER 31,
                                               2004        2003
                                             --------    --------
Loral Space and Communications Corporation   $ 44,181    $ 43,654
Loral Skynet Network Services, Inc.            10,424       9,128
LSC                                           (27,877)    (29,299)
Loral Skynet                                   (2,293)     (2,178)
Space Systems/Loral ("SS/L")                   (6,398)    (12,728)
                                             --------    --------
                                             $ 18,037    $  8,577
                                             ========    ========

    As a result of the uncertainty regarding collectibility, due to Loral Space & Communications Corporation and Loral Skynet Network Services, Inc. filing voluntary petitions for reorganization, the Company's receivables due from Loral Space & Communications Corporation and Loral Skynet Network Services, Inc. (aggregating $54.1 million as of March 31, 2004) have been reflected as debit balances in stockholder's deficit. Liabilities due to related parties of $26.7 million have been included in liabilities subject to compromise as of March 31, 2004 (see Note 5).

    Loral Orion and Loral Skynet have entered into agreements (the "Loral Skynet Agreements") effective January 1, 1999, whereby Loral Skynet provides to Loral Orion (i) marketing and sales of satellite capacity services on the Loral Orion satellite network and related billing and administration of customer contracts for those services (the "Sales Services") and (ii) telemetry, tracking and control services for the Loral Orion satellite network (the "Technical Services", and together with the Sales Services, the "Services"). Loral Orion is charged Loral Skynet's costs for providing these services plus a 5 percent administrative fee. Effective September 1, 2003, the Loral Skynet Agreements were amended to reflect a price increase, which is expected to increase the cost to Loral Orion by approximately $15.0 million per year. The costs charged to Loral Orion amounted to $6.0 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively.

    Approximately 70 employees of Loral Skynet are union members and are subject to a collective bargaining agreement that expires in late May 2004. Loral Skynet and the union are in discussions concerning the terms upon which the agreement will be extended. There is no assurance that an agreement will be reached or, if not reached, whether the union will strike.

    NOTE PAYABLE TO LSC

    The Company has a note payable outstanding with LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's 10% senior notes. As of March 31, 2004, the balance of the note was $33.1 million, including accrued interest which is included in liabilities subject to compromise (see Note 5).

9. COMMITMENTS AND CONTINGENCIES

    In November 1995, a component on Telstar 11 malfunctioned, resulting in a 2-hour service interruption. The malfunctioning component supported nine transponders serving the European portion of Telstar 11's footprint. Full service was restored using a back-up component. If that back-up component fails, Telstar 11 would lose a significant amount of usable capacity. In such event, the Company could lease replacement capacity and function as a reseller with respect to such capacity. In addition, Loral Orion did not renew its in-orbit insurance policy for Telstar 11 due to the high cost of such insurance and the relative age of the satellite. As of March 31, 2004, the net book value of Telstar 11 was $19 million and its end of life, as determined in the fourth quarter of 2003, was accelerated to June 2004, from its previously expected end of life of March 2005.

    Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, Loral Orion agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat developed its services at 12.5 degrees W.L. Eutelsat in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral Orion's behalf. As part of this coordination effort, Loral Orion agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to those transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral Orion continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

    While the Company has in the past, consistent with industry practice and the requirements in the Company's debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot assure that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. The Company's Telstar 10/Apstar IIR and Telstar 12 satellites have the same solar array configuration as one other 1300-class satellite manufactured by SS/L that has experienced an event with a large loss of solar power. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect Telstar 10/Apstar IIR or Telstar 12. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. The Company believes that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with future renewals of insurance for these two satellites. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and its results of operations.

    On September 20, 2002, and as further amended in March 2003, Loral Orion agreed with APT Satellite Company Limited

("APT") to jointly acquire the Apstar V satellite, a satellite then under construction by SS/L for APT pursuant to which Loral Orion and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, Loral Orion was to initially acquire 23% of the satellite in return for paying 25% of the project cost, and was to pay to APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. Loral SpaceCom has agreed to purchase from Loral Orion 4.75 of such transponders, together with a lease of an additional transponder for an approximate two-year period from the satellite's in-service date, at a price equal to 12.5% of the project cost of the satellite. Due to the related party relationship and the nature of the repurchase obligation of Loral SpaceCom, the agreements effectively result in a three party jointly owned asset with the initial ownership of the satellite being approximately 77% by APT, 14% by Loral Orion and 9% by Loral SpaceCom. At March 31, 2004, the project cost of the satellite was estimated at $230 million.

    In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, Loral Orion and APT amended their various agreements to convert their arrangement from a joint ownership arrangement to a lease arrangement, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, Loral Orion retains title to the entire satellite (less the transponders to be transferred to Loral SpaceCom as described above), now known as Telstar 18, and will lease to APT transponders representing initially 77% of the transponder capacity on the satellite. The number of transponders leased to APT would be reduced over time upon repayment by Loral Orion of the second 25% of the satellite's project cost, ultimately to 54% of the satellite's transponder capacity.

    In November 2003, Loral Orion and APT agreed to further revise their existing arrangement. Under this revised arrangement, Loral Orion agreed, among other things, to accelerate the termination of APT's leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT's initial leased transponder capacity from 77% to 69%. In addition, Loral Orion will provide to APT, free of charge, certain unused capacity on Telstar 10/Apstar IIR, during an interim period, and provide APT with certain rights to exchange Ku-band transponder capacity on Telstar 18 for equivalent Ku-band transponder capacity on Telstar 10/Apstar IIR. These arrangements were approved by the Bankruptcy Court in November 2003, and, as a result Loral Orion recorded an increase to self constructed assets and customer advances of $119 million, representing future obligations to APT. These arrangements will result in a jointly owned asset with approximately 91.3% recorded by Loral Orion and 8.7% recorded by Loral SpaceCom.

    The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, the Company does not believe that any of these other existing legal matters will have a material adverse effect on its consolidated financial position or results of operations. These claims against the Company are generally subject to the automatic stay as a result of the commencement of the Chapter 11 Cases.

10. FINANCIAL INFORMATION FOR THE ISSUER'S PARENT, GUARANTORS AND OTHER SUBSIDIARIES

    Loral Orion's (the "Issuer Company") 10% Senior Notes due 2006 are fully and unconditionally guaranteed, on a joint and several basis, by several of its wholly owned subsidiaries (the "Guarantor Subsidiaries") and Loral ("Issuer's Parent"). The Company's remaining original senior notes and senior discount notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries and substantially all of the other wholly-owned subsidiaries (the "Other Subsidiaries"). The Issuer Company, Issuer's Parent, the Guarantor Subsidiaries and certain other non-guarantor subsidiaries of Loral Orion filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

    Presented below is condensed consolidating financial information for the Issuer Company, Issuer's Parent, the Guarantor Subsidiaries and the Other Subsidiaries as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Issuer Company, Issuer's Parent, Guarantor Subsidiaries and Other Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Issuer Company in the Guarantor Subsidiary and the Other Subsidiaries using the equity method of accounting. The Company's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the intercompany payables and receivables between its subsidiaries. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     ISSUER         ISSUER'S   GUARANTOR      OTHER
                                                    COMPANY         PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                    -------         ------    ------------  ------------  ------------ ------------
Current assets:
   Cash and cash equivalents ...................  $    49,670    $     4,125    $      --        $--     $    (4,125)   $    49,670
   Accounts receivable, net ....................        6,644           --            1,340       --            --            7,984
   Prepaid expenses and other current assets ...        2,256            504          4,356       --          (1,468)         5,648
                                                  -----------    -----------    -----------      ----    -----------    -----------
     Total current assets ......................       58,570          4,629          5,696       --          (5,593)        63,302
Property, plant and equipment, net .............      364,011           --          178,435       --            --          542,446
Due to (from) unconsolidated subsidiaries ......         --           (3,908)        10,709       --          (6,801)          --
Investments in unconsolidated subsidiaries .....      311,464       (454,003)      (271,698)      --         414,237           --
Investments in and advances to affiliates ......         --               20           --         --             (20)          --
Other assets, net ..............................        4,410          4,253            506       --          (4,253)         4,916
                                                  -----------    -----------    -----------      ----    -----------    -----------
     Total assets ..............................  $   738,455    $  (449,009)   $   (76,352)     $--     $   397,570    $   610,664
                                                  ===========    ===========    ===========      ====    ===========    ===========
Liabilities not subject to compromise:
Current liabilities:
   Accounts payable ............................  $     1,414    $      --      $       250      $--     $      --      $     1,664
   Customer advances ...........................      120,585           --               14       --            --          120,599
   Accrued interest, preferred dividends and
   other current liabilities ...................         --            1,356           --         --          (1,356)          --
   Due to (from) unconsolidated subsidiaries ...       24,051           --          (14,704)      --            --            9,347
                                                  -----------    -----------    -----------      ----    -----------    -----------
     Total current liabilities .................      146,050          1,356        (14,440)      --          (1,356)       131,610
   Long-term liabilities .......................        4,190         52,233         14,985       --         (67,218)         4,190
                                                  -----------    -----------    -----------      ----    -----------    -----------
     Total liabilities not subject to compromise      150,240         53,589            545       --         (68,574)       135,800
Liabilities subject to compromise ..............    1,113,234        434,451       (116,663)      --        (434,451)       996,571
Stockholder's (deficit) equity:
   Common stock ................................         --            4,413           --         --          (4,413)          --
   Paid-in capital .............................      604,166      3,392,829           --         --      (3,392,829)       604,166
   Treasury stock, at cost .....................         --           (3,360)          --         --           3,360           --
   Unearned compensation .......................         --             (148)          --         --             148           --
   Due from Loral companies ....................      (54,081)          --             --         --            --          (54,081)
   Retained deficit ............................   (1,075,104)    (4,251,172)        39,766       --       4,214,718     (1,071,792)
   Accumulated other comprehensive income ......         --          (79,611)          --         --          79,611           --
                                                  -----------    -----------    -----------      ----    -----------    -----------
     Total stockholder's (deficit) equity ......     (525,019)      (937,049)        39,766       --         900,595       (521,707)
                                                  -----------    -----------    -----------      ----    -----------    -----------
     Total liabilities and stockholder's
        (deficit) equity .......................  $   738,455    $  (449,009)   $   (76,352)     $--     $   397,570    $   610,664
                                                  ===========    ===========    ===========      ====    ===========    ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     ISSUER       ISSUER'S    GUARANTOR        OTHER
                                                     COMPANY       PARENT    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                     -------       ------    ------------  ------------   ------------  ------------
Revenues from satellite services .................  $ 18,915      $   --        $  7,426      $   --       $ (5,751)      $ 20,590
Cost of satellite services .......................    35,904          --           7,081          --         (5,751)        37,234
Selling, general and administrative expenses .....     4,344         2,234           385          --         (2,234)         4,729
                                                    --------      --------      --------      --------     --------       --------
Operating loss before reorganization expenses ....   (21,333)       (2,234)          (40)         --          2,234        (21,373)
Reorganization expenses ..........................    (1,878)         (956)         --            --            956         (1,878)
                                                    --------      --------      --------      --------     --------       --------
Operating loss ...................................   (23,211)       (3,190)          (40)         --          3,190        (23,251)
Income tax benefit (expense) .....................      (707)         --              14          --          1,166            473
                                                    --------      --------      --------      --------     --------       --------
Loss before equity in net losses of unconsolidated
   subsidiaries and affiliates and cumulative
   effect of change in accounting principle ......   (23,918)       (3,190)          (26)         --          4,356        (22,778)
Equity in net income (losses) of
   unconsolidated subsidiaries ...................       (26)      (76,446)         --            --         76,472           --
                                                    --------      --------      --------      --------     --------       --------
Loss before cumulative effect of change in
   accounting principle ..........................   (23,944)      (79,636)          (26)         --         80,828        (22,778)
                                                    --------      --------      --------      --------     --------       --------
Net loss .........................................  $(23,944)     $(79,636)     $    (26)     $   --       $ 80,828        (22,778)
                                                    ========      ========      ========      ========     ========       ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   ISSUER     ISSUER'S    GUARANTOR       OTHER
                                                   COMPANY     PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   --------   ---------  ------------   ------------   ------------   ------------
Operating activities:
  Net (loss) income ............................   $(23,944)   $(79,636)   $    (26)     $   --          $ 80,828      $ (22,778)
  Non-cash items:
    Equity in net losses of unconsolidated
      subsidiaries .............................       --        76,446        --            --           (76,446)          --
    Depreciation and amortization ..............     27,317        --         5,253          --              --           32,570
    Provisions for bad debts ...................       (104)       --           (46)         --              --             (150)
 Changes in operating assets and liabilities:
  Accounts receivable, net .....................        372        --          (326)         --              --               46
  Due to (from) Loral companies, net ...........     (1,616)        814      (6,650)         --            (2,006)        (9,458)
  Prepaid expenses and other current assets ....        670       1,857       1,487          --            (1,857)         2,157
  Other assets .................................        119        --            43          --              --              162
  Accounts payable .............................        590        --           250          --              --              840
  Accrued expenses and other current
    liabilities ................................         52         164        --            --              (164)            52
  Customer advances ............................         30        --            15          --              --               45
  Other long-term liabilities ..................       (469)       --          --            --              --             (469)
                                                   --------    --------    --------      --------        --------      ---------
Net cash provided by (used in)
  operating activities .........................      3,017        (355)       --            --               355          3,017
                                                   --------    --------    --------      --------        --------      ---------
Investing activities:
  Capital expenditures .........................       (178)       --          --            --              --             (178)
                                                   --------    --------    --------      --------        --------      ---------
Net cash (used in) provided by in
  investing activities .........................       (178)       --          --            --              --             (178)
                                                   --------    --------    --------      --------        --------      ---------
Financing activities:
Net cash (used in) provided by financing           --------    --------    --------      --------        --------      ---------
  activities ...................................       --          --          --             --             --              --
                                                   --------    --------    --------      --------        --------      ---------
(Decrease) increase in cash and cash equivalents      2,839        (355)       --            --               355          2,839
Cash and cash equivalents--beginning of period .     46,831       4,481        --            --            (4,481)        46,831
                                                   --------    --------    --------      --------        --------       --------
Cash and cash equivalents--end of period .......   $ 49,670    $  4,126    $   --        $   --          $ (4,126)      $ 49,670
                                                   ========    ========    ========      ========        ========       ========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                    ISSUER         ISSUER'S   GUARANTOR       OTHER
                                                    COMPANY         PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                  ---------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                       $    46,831    $     4,481  $        --      $--        $   (4,481)   $    46,831
  Accounts receivable, net                              6,912             --          968       --                --          7,880
  Prepaid expenses and other current assets             2,925          2,341        5,859       --            (3,320)         7,805
                                                  -----------    -----------  -----------      ---       -----------    -----------
     Total current assets                              56,668          6,822        6,827       --            (7,801)        62,516
Satellites and related equipment, net                 390,649             --      183,688       --                --        574,337
Investments in unconsolidated subsidiaries            311,487       (375,795)    (271,698)      --           336,006             --
Investments in and advances to affiliates                  --             20           --       --               (20)            --
Other assets, net                                       5,030          4,253          549       --            (4,253)         5,579
                                                  -----------    -----------  -----------      ---       -----------    -----------
     Total assets                                 $   763,834    $  (364,700) $   (80,634)     $--       $   323,932    $   642,432
                                                  ===========    ===========  ===========      ===       ===========    ===========
Liabilities not subject to compromise:
  Current liabilities:
    Accounts payable                              $       824    $--          $--              $--       $        --    $       824
    Customer advances                                 120,386             --           --       --                --        120,386
    Due to (from) unconsolidated subsidiaries          24,395          3,055      (17,598)                     7,658         17,510
    Accrued interest, preferred  dividends and
     other current  liabilities                            --          1,191           --       --            (1,191)            --
                                                  -----------    -----------  -----------      ---       -----------    -----------
     Total current  liabilities                       145,605          4,246      (17,598)      --             6,467        138,720
  Long-term liabilities                                    --         52,233       13,835       --           (66,068)            --

  Customer advances                                     4,302             --           --       --                --          4,302
                                                  -----------    -----------  -----------      ---       -----------    -----------
     Total liabilities  not subject to  compromise    149,907         56,479       (3,763)      --           (59,601)       143,022
Liabilities subject to compromise                   1,113,705        434,491     (116,663)      --          (434,491)       997,042
Stockholder's (deficit) equity:
  Common stock                                             --          4,413           --       --            (4,413)            --
  Paid-in capital                                     604,166      3,392,829           --       --        (3,392,829)       604,166
  Treasury stock, at cost                                  --         (3,360)          --       --             3,360             --
  Unearned compensation                                    --           (168)          --       --               168             --
  Due from Loral companies                            (52,784)            --           --       --                --        (52,784)
  Retained deficit                                 (1,051,160)    (4,171,536)      39,792       --         4,133,890     (1,049,014)

  Accumulated other comprehensive income                   --        (77,848)          --       --            77,848             --
                                                  -----------    -----------  -----------      ---       -----------    -----------

     Total stockholder's  (deficit) equity           (499,778)      (855,670)      39,792       --           818,024       (497,632)
                                                  -----------    -----------  -----------      ---       -----------    -----------
     Total liabilities  and stockholder's
      (deficit) equity                            $   763,834    $  (364,700) $   (80,634)    $ --       $   323,932    $   642,432
                                                  ===========    ===========  ===========      ===       ===========    ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                ISSUER       ISSUERS    GUARANTOR     OTHER
                                                COMPANY      PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                               ------------------------------------------------------------------------------
Revenues from satellite services               $ 23,075    $     --     $10,937      $    --        $(8,815)       $ 25,197
Costs of satellite services                      24,602          --       7,883           --         (8,815)         23,670
Selling, general and administrative expenses      3,976       1,422         274           --         (1,422)          4,250
                                               --------    --------    --------      -------       --------        --------
Operating  (loss) income                         (5,503)     (1,422)      2,780           --          1,422          (2,723)
Interest and investment income                       37       5,547          --           --         (5,547)             37
Interest expense                                 (2,920)    (10,917)         --           --         10,917          (2,920)
Gain on investment                                   --       1,107          --           --         (1,107)             --
                                               --------    --------    --------      -------       --------        --------
(Loss) income before income taxes and
  equity in  net losses of unconsolidated
  subsidiaries and affiliates                    (8,386)     (5,685)      2,780           --          5,685          (5,606)
Income tax benefit (provision)                     (192)     (1,663)       (972)          --          2,813             (14)
                                               --------    --------    --------      -------       --------        --------
(Loss) income before equity in net losses of
  unconsolidated subsidiaries and affiliates     (8,578)     (7,348)      1,808           --          8,498          (5,620)
Equity in net income (losses) of
unconsolidated subsidiaries                       1,808     (35,520)         --           --         33,712              --
Equity in net income (losses) of affiliates          --      (5,306)         --           --          5,306              --
                                               --------    --------    --------      -------       --------        --------
Net (loss) income                              $ (6,770)   $(48,174)   $  1,808      $    --       $ 47,516        $ (5,620)
                                               ========    ========    ========      =======       ========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                ISSUER       ISSUERS    GUARANTOR     OTHER
                                                COMPANY      PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                               ------------------------------------------------------------------------------
Operating activities:
  Net (loss) income                              $ (6,770)   $(48,174)   $  1,808    $       --   $ 47,516    $ (5,620)
  Non-cash items:
    Equity in net losses of affiliates                 --       5,306          --            --     (5,306)         --
    Equity in net losses of unconsolidated
      subsidiaries                                 (1,808)     35,520          --            --    (33,712)         --
    Deferred taxes                                     --       1,663       1,150            --     (2,813)         --
    Depreciation and amortization                  13,569          14       5,254            --        (14)     18,823
    Provisions for bad debts                        2,146          --         (11)           --         --       2,135
    Non-cash interest expense, net                  1,165          --          --            --         --       1,165
  Changes in operating assets and liabilities:
    Accounts receivable, net                       (3,996)         --          28            --         --      (3,968)
    Due to unconsolidated subsidiaries and
      Loral companies, net                          5,713         710     (10,109)           --       (710)     (4,396)
    Other assets                                      757         874       2,389            --       (874)      3,146
    Accounts payable                               (2,332)         --        (232)           --         --      (2,564)
    Accrued expenses and other current
      liabilities                                  (1,342)     (9,389)         --            --      9,389      (1,342)
    Customer advances                               1,243          --        (277)           --         --         966
     Other long-term liabilities                     (414)         --          --                       --        (414)
                                                 --------    --------    --------    ----------   --------    --------
Net cash provided by (used in) operating
  activities                                        7,931     (13,476)         --            --     13,476       7,931
                                                 --------    --------    --------    ----------   --------    --------
Investing activities:
   Capital expenditures                            (1,599)         --          --            --         --      (1,599)
   Investments in and advances to
unconsolidated subsidiaries                            --         195          --            --       (195)         --
                                                 --------    --------    --------    ----------   --------    --------
Net cash (used in) provided by in
investing activities                               (1,599)        195          --            --       (195)     (1,599)
                                                 --------    --------    --------    ----------   --------    --------
Financing activities:
   Interest payments on 10% senior notes          (30,634)         --          --            --         --     (30,634)
   Note  receivable  from unconsolidated               --      17,284          --            --    (17,284)         --
affiliate                                              --       2,157          --            --     (2,157)         --
   Proceeds from stock issuances                       --          --          --            --         --          --
Net cash (used in) provided by financing
  activities                                      (30,634)     19,441          --            --    (19,441)    (30,634)
                                                 --------    --------    --------    ----------   --------    --------
(Decrease) increase in cash and cash              (24,302)      6,160          --            --     (6,160)    (24,302)
equivalents
Cash  and cash  equivalents--beginning  of
period                                             42,964       1,514          --            --     (1,514)     42,964
                                                 --------    --------    --------    ----------   --------    --------
Cash and cash equivalents--end of period         $ 18,662    $  7,674    $     --    $       --   $ (7,674)   $ 18,662
                                                 ========    ========    ========    ==========   ========    ========

           LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
     (A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 1 AND OUR LATEST ANNUAL REPORT ON FORM 10-K.

    WE USE THE TERMS "LORAL ORION," "THE COMPANY," "WE," "OUR," AND "US" IN THIS REPORT TO REFER TO LORAL ORION AND ITS SUBSIDIARIES.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THE FOLLOWING DISCUSSION AND ANALYSIS, THE MATTERS DISCUSSED ARE NOT HISTORICAL FACTS, BUT ARE "FORWARD-LOOKING STATEMENTS," AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN ADDITION, WE OR OUR REPRESENTATIVES HAVE MADE AND MAY CONTINUE TO MAKE FORWARD-LOOKING STATEMENTS, ORALLY OR IN WRITING, IN OTHER CONTEXTS. THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS SUCH AS "BELIEVES," "EXPECTS," "PLANS," "MAY," "WILL," "WOULD," "COULD," "SHOULD," "ANTICIPATES," "ESTIMATES," "PROJECT," "INTEND," OR "OUTLOOK" OR OTHER VARIATIONS OF THESE WORDS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT OR QUANTIFY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, MANY OF WHICH ARE BEYOND OUR CONTROL. THESE INCLUDE THE DEVELOPMENT OF A PLAN OF REORGANIZATION, CONFIRMATION OF THE PLAN BY THE BANKRUPTCY COURT AND THE ABILITY TO MAINTAIN GOOD RELATIONS WITH OUR CUSTOMERS AND SUPPLIERS. FOR A DETAILED DISCUSSION OF THESE AND OTHER FACTORS AND CONDITIONS, PLEASE REFER TO THE COMMITMENTS AND CONTINGENCIES SECTION BELOW AND TO OTHER PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") BY LORAL ORION. IN ADDITION, WE CAUTION YOU THAT WE OPERATE IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY ECONOMIC AND OTHER FACTORS BEYOND OUR CONTROL. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

    BUSINESS -- SATELLITE SERVICES

    Our business is managed by Loral Skynet, a division of a subsidiary of our parent Loral Space & Communications Ltd. ("Loral"), which leases satellite capacity on our satellites and platforms to our customers for video and direct-to-home ("DTH") broadcasting, high-speed data distribution, Internet access, communications and networking services. The satellite services business is capital intensive and highly competitive. We compete with other satellite operators and with ground-based service providers. The build-out of a satellite fleet requires substantial investment. Once these investments are made, however, the costs to maintain and operate the satellites are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Beyond construction, one of the major cost factors is in-orbit insurance, an essential component given the harsh and unpredictable environment in which the satellites operate. Annual receipts from this business are fairly predictable because they are based on an established base of long-term customer contracts. In 2003, satellite services sales were $93.6 million. Worldwide Satellite Services industry sales in 2002 were approximately $7 billion, according to available industry estimates.

    The satellite services market has been characterized in recent years by over-capacity, pricing pressure and increased competition from fiber. The downturn in the telecommunications sector led many existing customers, hampered by a lack of access to the capital markets and a slow-down in demand, to postpone expansion plans. Similarly, several start-up companies that leased our satellite capacity for the delivery of new applications failed to meet their business objectives. Our growth will depend on our ability to differentiate ourselves from the competition through customized product offerings, superior customer service and successful marketing of available capacity on our satellites, which is well positioned to serve regions of the world where we expect demand to grow.

    BANKRUPTCY PROCEEDINGS

    We operate in extremely competitive markets characterized in recent years by over-capacity and pricing pressures brought on by the global economic downturn. Our existing and potential customers, having limited access to the capital markets, postponed or reduced the scope of their planned satellite-based applications and services. This resulted in an excess of transponder capacity. In the face of these pressures, we further increased our emphasis on cash conservation, reducing operating expenses and closely monitoring capital expenditures. The sustained and unprecedented decline in demand for our satellite services, however, exacerbated our already strained financial condition.

    On July 15, 2003, Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited ("Loral Asia Pacific"), (the "Debtor Subsidiaries" and together with Loral, Loral Orion and certain other Loral subsidiaries the "Debtors"), filed voluntary petitions for reorganization under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the "Chapter 11 Cases"). Loral Orion and its Debtor Subsidiaries continue to manage their properties and operate their businesses as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. As a result of our Chapter 11 filing, all of our prepetition debt obligations aggregating $920 million at March 31, 2004 ($699 million principal amount), were accelerated. On July 15, 2003, we suspended interest payments on all of our senior unsecured notes, with a principal amount of $699 million.

    For the duration of the bankruptcy proceedings, our business is subject to risks and uncertainties of bankruptcy.

    FUTURE OUTLOOK

    We intend to reorganize around our satellites, which cover regions with high growth potential, such as South East Asia, the Middle East and South America, where the ground infrastructure is inadequate to support increased demand. We consider these operations to be a viable foundation for the further expansion of our company. We anticipate using excess cash flows from operations to populate our available slots with satellites to meet market demand. We are in the process now of completing our long-term business plan. We believe that we will not require any additional financing to fund operations. At this time, however, it is impossible to predict accurately the effect of the Chapter 11 reorganization on us, when we may emerge from Chapter 11 and what our capital structure will be. The rights and claims of various creditors and security holders will be determined by our plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

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

    See Note 2 to the condensed consolidated financial statements for a complete description of our bankruptcy filings.

CONSOLIDATED OPERATING RESULTS

    See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC.

    The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company, in its current structure, will continue as a going concern. However, the factors mentioned above, among other things, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court and maintaining good relations with our customers. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that our creditors would receive in the event of a liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate.

    The common definition of EBITDA is "Earnings Before Interest, Taxes, Depreciation and Amortization." In evaluating financial performance, we use revenues and operating income (loss) from continuing operations before depreciation and amortization and reorganization expenses due to bankruptcy ("Adjusted EBITDA") as a measure of a segment's profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before reorganization expenses due to bankruptcy, gain on debt exchanges, loss from discontinued operations and cumulative effect of change in accounting principle, net of tax. Interest expense has been excluded from

Adjusted EBITDA to maintain comparability with the performance of competitors using similar measures with different capital structures. During the period we are in Chapter 11, we only recognize interest expense on the actual interest payments we make and we do not expect to make any interest payments during this period on our debt obligations. Reorganization expenses are only incurred during the period we are in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we are not in Chapter 11 and with the results of competitors using similar measures. Adjusted EBITDA should be used in conjunction with GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

    We believe the use of Adjusted EBITDA along with GAAP financial measures enhances the understanding of our operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded and the differences in assets' lives. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. We also use Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, and to evaluate future growth opportunities. See the table below for reconciliations of Adjusted EBITDA to net loss.

    The following discussion of revenues and Adjusted EBITDA reflects the results of our operating businesses for the three months ended March 31, 2004 and 2003. The balance of the discussion relates to our consolidated results, unless otherwise noted. Our business has been adversely affected by the global economic downturn, which has caused a delay in demand for new telecommunications applications and services.

REVENUES (IN MILLIONS):

                                        THREE MONTHS ENDED MARCH 31,
                                        ---------------------------
                                              2004        2003
                                          ---------   ---------
Satellite services                        $   20.6   $    25.2
                                          =========   =========

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS (IN MILLIONS):

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                             2004       2003
                                           -------    -------
Adjusted EBITDA                             $  11.3    $  16.1
Depreciation and amortization                  32.6       18.8
Reorganization expenses due to bankruptcy       1.9         --
                                            -------    -------
   Operating loss                             (23.2)      (2.7)
Interest expense                                 --       (2.9)
Income tax provision                           (0.1)        --
                                            -------    -------
   Net loss                                 $ (23.3)   $  (5.6)
                                            =======    =======

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH 2003

    REVENUES FROM SATELLITE SERVICES

                                      THREE MONTHS ENDED MARCH 31,
                                      ---------------------------
                                         2004              2003     % INCREASE
                                             (IN MILLIONS)          (DECREASE)
                                      ---------         ---------  -----------
    Revenues from satellite services   $  20.6            $ 25.2        (18)%


    Revenues from satellite services decreased $4.6 million in 2004 as compared to 2003, primarily due to decreases in transponder utilization of $3.7 million and prices of $0.9 million.

    COST OF SATELLITE SERVICES

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                         2004              2003     % INCREASE
                                             (IN MILLIONS)          (DECREASE)
                                      ---------          --------  -----------

Cost of satellite services              $ 37.2            $23.7          57%
% of revenues from satellite services      181%              94%

    The increase of $13.5 million in 2004 as compared to 2003 was due to higher depreciation of $13.7 million, primarily for our Telstar 11 satellite which, we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005) and increased costs of $1.3 million allocated from Loral Skynet due to an amendment to the agreement to reflect a price increase. This was offset by a net decrease in insurance costs of $1.4 million, primarily resulting from the non-renewal of insurance for Telstar 11 in the fourth quarter of 2003 and from a lower premium on renewal of Telstar 10/Apstar IIR due to changes to coverage requirements. The increase in cost of satellite services as a percentage of revenues in the first quarter of 2004 as compared to the first quarter of 2003, was primarily due to higher depreciation for Telstar 11 and reduced revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                         2004              2003     % INCREASE
                                             (IN MILLIONS)          (DECREASE)
                                      --------           --------  -----------
Selling, general and
        administrative expenses         $ 4.7             $ 4.3          11%
% of revenues from satellite services      23%              17%

    The increase of $0.4 million in 2004 as compared to 2003 was primarily due to higher expenses of $2.6 million allocated from Loral Skynet due to an amendment to the agreement to reflect a price increase, offset by lower bad debt expense of $2.3 million.

    REORGANIZATION EXPENSES DUE TO BANKRUPTCY

    Reorganization expenses due to bankruptcy in the first quarter of 2004 were $1.9 million, which includes the allocation from Loral of professional fees of $1.8 million associated with bankruptcy services and employee retention costs of $0.2 million, offset by interest and investment income earned of $0.1 million (which represents the interest earned during the first quarter of 2004 subsequent to filing bankruptcy).

    INTEREST EXPENSE

                                      THREE MONTHS ENDED MARCH 31,
                                      ---------------------------
                                         2004            2003       % INCREASE
                                             (IN MILLIONS)          (DECREASE)
                                      ---------         ---------  -----------
Interest cost before capitalized
      interest                           $0.2            $3.2         (94)%
Capitalized interest                     (0.2)           (0.3)        (33)%
                                         ----            ----
Interest expense                         $ --             2.9        (100)%
                                         ====            ====

    Interest expense decreased $2.9 million in 2004 as compared to 2003, primarily due to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we stopped recognizing and paying interest on all of our debt obligations.

    INCOME TAX BENEFIT (PROVISION)

    The Company is included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2004 with Loral Space & Communications Corporation, the Company is entitled to reimbursement for the use of its current period tax losses to the extent such losses are utilized by the consolidated group in the current period: otherwise the Company is required to pay its separate company income tax liability to Loral Space & Communications Corporation. At December 31, 2002, Loral Orion recorded a 100% valuation allowance against its deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. During 2004, the Company continued to maintain a 100% valuation allowance and recorded a benefit of $0.5 million under the tax sharing agreement for its tax losses. For the first quarters of 2004 and 2003 the company recorded a nominal provision for foreign income taxes.

SATELLITE SERVICES PERFORMANCE

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                         2004            2003       % INCREASE
                                             (IN MILLIONS)          (DECREASE)
                                      ----------       ---------  ------------
Satellite services revenues               $20.6         $25.2          (18)%
Cost of satellite services                 37.2          23.7           57%
Selling, general and administrative
       expenses                             4.7           4.2           11%
                                          -----         ----
Operating loss                            (21.3)         (2.7)         685%
Add: depreciation and amortization         32.6          18.8           73%
                                          -----         ----
Adjusted EBITDA                           $11.3         $16.1          (30)%
                                          =====         ====

    See REVENUES FROM SATELLITE SERVICES, COST OF SATELLITE SERVICES and SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, for an explanation of the changes in these items for the periods presented. The net increase in depreciation and amortization expense of $13.8 million in 2004 as compared to 2003, was primarily due to higher depreciation on our Telstar 11 satellite which we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005).

    As of March 31, 2004, we had three satellites in-orbit and one under construction (see Note 9 to the condensed consolidated financial statements). At March 31, 2004, and December 31, 2003 our backlog totaled $418 million and $432 million, respectively which included intercompany backlog of $35 million and $37 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND AVAILABLE CREDIT

    As of March 31, 2004, we had $50 million of cash. Cash flow from Satellite Services is fairly predictable because it is based on an existing base of long-term customer contracts.

CONTRACTUAL OBLIGATIONS

    Contractual obligations as previously disclosed in our latest Annual Report on 10-K have not materially changed.

NET CASH PROVIDED BY OPERATING ACTIVITIES

    Net cash provided by operating activities in 2004 was $3 million. This was primarily due to net income as adjusted for non-cash items of $10 million (primarily depreciation and amortization). This was offset by an increase in net amounts due from Loral companies of $9 million, primarily resulting from payments we made to SS/L for the construction of our Telstar 18/Apstar V satellite and related equipment.

    Net cash provided by operating activities in 2003 was $8 million. This was primarily due to net income as adjusted for non-cash items of $17 million (primarily depreciation and amortization), offset by a $4 million increase in accounts receivable primarily due to the timing of collections from customers and a decrease in net amounts due to Loral companies of $4 million.

NET CASH USED IN INVESTING ACTIVITIES

    Net cash used in investing activities was zero and $2 million in 2004 and 2003, respectively, primarily for capital expenditures for the construction of our Telstar 18/ApstarV satellite and related equipment.

NET CASH USED IN FINANCING ACTIVITIES

    Net cash used in financing activities was zero and $31 million in 2004 and 2003, respectively. The decrease in 2004, resulted from the suspension of interest payments on all of our senior notes on July 15, 2003.

RELATED PARTY TRANSACTIONS

    See Note 8 to the condensed consolidated financial statements for details of our related party transactions.

COMMITMENTS AND CONTINGENCIES

    RISK FACTORS

    Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader's attention is directed to, the section of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition--Commitments and Contingencies--Risk Factors." In addition, the reader is referred to Note 9 (Commitments and Contingencies) of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further discussion of these risks.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

    (a) DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of March 31, 2004, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral Orion and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934, would be made known to them by others within those entities in a timely manner.

    (b) INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    As a result of the commencement of the Chapter 11 Cases, the pursuit of pending claims and litigation against Loral Orion and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral Orion or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral Orion and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

    See Note 9 to the condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    (a) On July 15, 2003, Loral, Loral Orion, and certain of its subsidiaries, including Loral Asia Pacific, (the "Debtor Subsidiaries") filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Lead Case No. 03-41716 (RDD), Case Nos. 03-41717 (RDD) through 03-41723 (RDD)). As a result of Loral Orion's voluntary petitions for reorganization, Loral Orion's debt obligations have been accelerated and are immediately due and payable (see Note 6 to the condensed consolidated financial statements). On July 15, 2003, Loral Orion suspended interest payments on all of its senior unsecured notes, with an aggregate principal amount of $699 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit 12 - Deficiency of Earnings to Cover Fixed Charges

    Exhibit 31.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 31.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

    DATE OF REPORT                                                                         DESCRIPTION
-----------------------                                        ---------------------------------------------------------------------
January 7, 2004         Item 9 - Regulation FD Disclosure      Monthly  Operating Report for the Period of October 25, 2003 through
                                                               November  21, 2003 as filed with the U.S.  Bankruptcy  Court for the
                                                               Southern District of New York
February 6, 2004        Item 9 - Regulation FD Disclosure      Monthly  Operating  Report  for the  Period  of  November  22,  2003
                                                               through  December 31, 2003 as filed with the U.S.  Bankruptcy  Court for the Southern District of New York
March 9, 2004           Item 9 - Regulation FD Disclosure      Monthly  Operating  Report for the Period of January 1, 2004 through
                                                               January  23,  2004 as filed with the U.S.  Bankruptcy  Court for the
                                                               Southern District of New York
March 19, 2004          Item 9 - Regulation FD Disclosure      Amended  Monthly  Operating  Report for the Period of  November  23,
                                                               2003  through  December  31, 2003 as filed with the U.S.  Bankruptcy
                                                               Court for the Southern District of New York
March 24, 2004          Item 9 - Regulation FD Disclosure      Amended  Monthly  Operating  Reports for the Periods of November 23,
                                                               2003 through  December 31, 2003 and January 1, 2004 through  January
                                                               23, 2004 as filed with the U.S.  Bankruptcy  Court for the  Southern
                                                               District of New York

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LORAL ORION, INC.

                                           By: /s/ RICHARD J. TOWNSEND
                                               -----------------------
                                                  Richard J. Townsend
                                               Senior Vice President and
                                                Chief Financial Officer
                                              (Principal Financial Officer)
                                                   Dated: May 10, 2004