Form 10-K/A
period 2002-12-31
LORAL ORION INC
filed 2004-05-12
CIK 1029850

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

11 1/4% Senior Notes Due 2007
12 1/2% Senior Discount Notes Due 2007
10% Senior Notes Due 2006

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-20. Yes ☐   No ☒

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

Documents Incorporated by Reference

None

Page
Part IV
Item 14. Evaluation of Disclosure Controls and Procedures	1
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	1
Signatures	2
CERTIFICATION
CERTIFICATION

EXPLANATORY NOTE

     We are filing this Amendment on Form 10-K/A to the 2002 Annual Report solely for the purpose of amending Item 14(b) to conform the language in our filing to the exact wording required by Item 14(b).

     In addition, we have filed the following exhibits herewith:

     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K and 10-K/A is amended by this Amendment on Form 10-K/A.

PART IV

Item 14. Evaluation of Disclosure Controls and Procedures

     (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2002, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral Orion and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

     (b) Internal controls over financial reporting. There were no changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL ORION, INC.

By: /s/ Bernard L. Schwartz

Bernard L. Schwartz Chairman of the Board and Chief Executive Officer Dated: May 11, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bernard L. Schwartz Bernard L. Schwartz	Chairman of the Board and Chief Executive Officer	May 11, 2004
/s/ Eric J. Zahler Eric J. Zahler	Director and Executive Vice President	May 11, 2004
/s/ Avi Katz Avi Katz	Director, Vice President and Secretary	May 11, 2004
/s/ George Baker George Baker	Director	May 11, 2004
/s/ Daniel Hirsch Daniel Hirsch	Director	May 11, 2004
/s/ Richard J. Townsend Richard J. Townsend	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 11, 2004
/s/ Harvey B. Rein Harvey B. Rein	Vice President and Controller (Principal Accounting Officer)	May 11, 2004