Form 10-Q/A
period 2003-03-31
LORAL ORION INC
filed 2004-05-12
CIK 1029850

Table of Contents

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

     We are filing this Amendment on Form 10-Q/A to the Quarterly Report solely for the purpose of amending Item 4(b) to conform the language in our filing to the exact wording required by Item 4(b).

     In addition, we have filed the following exhibits herewith:

     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Except as specifically indicated herein, no other information included in our Quarterly Report on Form 10-Q and 10-Q/A is amended by this Amendment on Form 10-Q/A.

PART I

Item 4. Evaluation of Disclosure Controls and Procedures

     (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2003, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral Orion and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

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

Table of Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LORAL ORION, INC. Registrant

/s/ Richard J. Townsend

Richard J. Townsend Senior Vice President and Chief Executive Officer and Registrant’s Authorized Officer
Date: May 12, 2004