Form 10-K/A
period 2003-12-31
LORAL ORION INC
filed 2004-05-12
CIK 1029850

Table of Contents

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

EXPLANATORY NOTE

     We are filing this Amendment on Form 10-K/A to the 2003 Annual Report solely for the purpose of amending Item 9A(b) to conform the language in our filing to the exact wording required by Item 9A(b).

     In addition, we have filed the following exhibits herewith:

     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Amendment on Form 10-K/A.

PART II

Item 9A. Disclosure Controls and Procedures

     (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2003, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral Orion and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

     (b) Internal controls over financial reporting. There were no changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15 (f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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