Form 10-Q
period 2004-06-30
LORAL ORION INC
filed 2004-08-05
CIK 1029850

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2). Yes [   ] No [X]

     As of July 31, 2004, there were 100 shares of Loral Orion, Inc. common stock outstanding, all of which were owned, directly or indirectly, by Loral Space & Communications Ltd.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Disclosure Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
COMPUTATION OF DEFICIENCY OF EARNINGS
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$47,621	$46,831
Accounts receivable, net	6,064	7,880
Prepaid expenses and other current assets	7,824	7,805

Total current assets	61,509	62,516
Satellites and related equipment, net	524,989	574,337
Other assets, net	4,107	5,579

Total assets	$590,605	$642,432

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$2,257	$824
Customer advances	125,371	120,386
Due to Loral companies	8,443	17,510

Total current liabilities	136,071	138,720
Customer advances	3,693	4,302

Total liabilities not subject to compromise	139,764	143,022
Liabilities subject to compromise (Note 5)	995,620	997,042
Commitments and contingencies (Notes 2, 5, 6 and 9)
Stockholder’s deficit:
Common stock, $.01 par value	—	—
Paid-in capital	604,166	604,166
Due from Loral companies (Note 8)	(55,392)	(52,784)
Retained deficit	(1,093,553)	(1,049,014)

Total stockholder’s deficit	(544,779)	(497,632)

Total liabilities and stockholder’s deficit	$590,605	$642,432

See notes to condensed consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Revenues from satellite services	$23,120	$24,712	$43,710	$49,909
Operating expenses:
Cost of satellite services	34,299	23,507	71,533	47,177
Selling, general and administrative expenses	9,769	681	14,498	4,931

Operating (loss) income before reorganization expenses due to bankruptcy	(20,948)	524	(42,321)	(2,199)
Reorganization expenses due to bankruptcy	(1,973)	—	(3,851)	—

Operating (loss) income	(22,921)	524	(46,172)	(2,199)
Interest income	—	—	—	5
Interest expense (contractual interest was $2,564 and $5,127 for the three and six months ended June 30, 2004, respectively, see Note 6)	(220)	(2,760)	(220)	(5,648)

Loss before income taxes	(23,141)	(2,236)	(46,392)	(7,842)
Income tax benefit (provision)	1,380	(106)	1,853	(120)

Net loss	$(21,761)	$(2,342)	$(44,539)	$(7,962)

See notes to condensed consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Operating activities:
Net loss	$(44,539)	$(7,962)
Non-cash items:
Depreciation and amortization	61,331	37,647
Provisions for bad debts	708	838
Adjustment to revenue straightlining assessment	105	—
Non-cash interest expense, net	—	740
Changes in operating assets and liabilities:
Accounts receivable, net	1,108	(4,512)
Prepaid expenses and other current assets	(80)	4,071
Other assets	424	2,443
Accounts payable	1,433	(978)
Accrued interest and other current liabilities	107	(42)
Customer advances	3,798	1,002
Other long-term liabilities	(951)	(843)
Due to Loral companies, net	(11,673)	(9,319)

Net cash provided by operating activities	11,771	23,085

Investing activities:
Capital expenditures	(10,981)	(3,752)

Net cash used in investing activities	(10,981)	(3,752)

Financing activities:
Interest payments on 10% senior notes	—	(30,634)

Net cash used in financing activities	—	(30,634)

Increase (decrease) in cash and cash equivalents	790	(11,301)
Cash and cash equivalents –– beginning of period	46,831	42,964

Cash and cash equivalents –– end of period	$47,621	$31,663

Supplemental information:
Cash (paid) received for reorganization items:
Professional fees	$(3,052)

Retention costs	$(122)

Interest income	$203

See notes to condensed consolidated financial statements

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principle Business

     Loral Orion, Inc. (“Loral Orion,” the “Company,” “we,” “our,” and “us”, terms that include our subsidiaries unless otherwise indicated or the context requires), together with its subsidiaries, operates in one business segment, satellite services. Our satellite services business is managed by Loral Skynet, a division of a subsidiary of our parent Loral Space & Communications Ltd. (“Loral”). Our revenues and cash are generated from leasing satellite capacity and platforms to customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, Internet access and communications.

2.	Bankruptcy Filings and Reorganization

     Bankruptcy Filings

     On July 15, 2003, Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited (“Loral Asia Pacific”), (the “Debtor Subsidiaries” and together with Loral, Loral Orion and certain other Loral subsidiaries, the “Debtors”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). We and our Debtor Subsidiaries continue to manage our properties and operate our business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code (see Note 3).

     As a result of our voluntary petitions for reorganization, all of our debt obligations were accelerated (see Notes 5 and 6). On July 15, 2003, we also suspended interest payments on all of our debt obligations. A creditors’ committee was appointed in the Chapter 11 Cases to represent all unsecured creditors of Loral, including our debt holders, and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court (see Note 6).

     For the duration of the Chapter 11 Cases, our business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect our relationships with customers which in turn could adversely affect the going concern value of our business and of our assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court which may limit our ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, our operations could be materially adversely affected.

     Because we are in Chapter 11, the pursuit of all claims and litigation pending against us that arose prior to, or relate to events that occurred prior to our bankruptcy filings is generally subject to an automatic stay under Section 362 of the Bankruptcy Code. Accordingly, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any of our property. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume prepetition executory contracts and unexpired leases. Parties affected by our rejections of contracts or leases may file claims with the Bankruptcy Court.

     Reorganization

     We intend to reorganize around our fleet of international satellites. We are in the process now of completing our long-term business plan and do not believe we will require any additional financing to fund operations.

     On July 22, 2004, Loral announced that it had reached an agreement with the creditors’ committee in the Debtors' Chapter 11 Cases on the principal terms of a plan of reorganization. Under the proposed plan, reorganized Loral will continue under current management substantially debt-free, with our business, satellite services, managed by Loral Skynet, intact. The proposed plan will provide that all pre-petition institutional debt will be exchanged for substantially all of the equity of the reorganized company, and that certain other pre-petition general unsecured creditors will be offered a payment plan that may include an option to elect either a discounted cash payment or a payout over time.

     The Bankruptcy Court has extended the period during which the Debtors have the exclusive right to file a plan of reorganization through August 27, 2004, subject to any further extension, as to which we can give no assurance. The Debtors are currently working with the creditors’ committee to document the proposed consensual plan of reorganization. If the Debtors fail to file their plan of reorganization during this exclusive period, or if a plan is filed and is not accepted by the required number of creditors within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors.

     Implementation of the proposed plan and the treatment of claims and equity interests as provided therein, are subject to confirmation of the plan in accordance with the provisions of the Bankruptcy Code. Although we expect to file the plan of reorganization within a time frame to permit for our emergence from Chapter 11 some time in 2004, the timing and terms of resolution of the Chapter 11 cases cannot be predicted with certainty. There can be no assurance that we will be able to obtain court approval of the plan we propose or obtain acceptances from the number of creditors necessary to confirm this plan.

3.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared assuming Loral Orion, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, our submission of a plan of reorganization, the Bankruptcy Court’s confirmation of a plan and maintaining good relations with our customers. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in a liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate (see Reorganization in Note 2).

     The financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position, and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U. S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The December 31, 2003 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K.

     The financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires us to distinguish prepetition liabilities subject to compromise from postpetition liabilities in our condensed consolidated balance sheet. The caption “liabilities subject to compromise” reflects the carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. In addition, our condensed consolidated statements of operations portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). We did not prepare condensed combined financial statements for Loral Orion and its Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to our condensed consolidated financial position and our results of operations.

     Income Taxes

     During 2004 and 2003, we continued to maintain the 100% valuation allowance established at December 31, 2002 and, for the three and six months ended June 30, 2004, we recorded benefits of $1.4 million and $1.9 million, respectively, for our domestic loss under our tax sharing agreement with Loral Space & Communications Corporation. The net tax benefit for 2004 includes a nominal provision for foreign income taxes. For the three and six months ended June 30, 2003, we recorded no benefit under the tax sharing agreement and recorded provisions for foreign income taxes of $0.1 million.

     Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

4.	Other Acquired Intangible Assets

     Other acquired intangible assets are included in other assets in our condensed consolidated balance sheets and were as follows (in millions):

	June 30, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relations	$7.0	$(6.0)	$7.0	$(5.5)
Trademarks	6.0	(5.1)	6.0	(4.7)
Regulatory	2.4	(1.7)	2.5	(1.7)

	$15.4	$(12.8)	$15.5	$(11.9)

     As of June 30, 2004, the weighted average remaining amortization period for customer relations and trademarks was approximately one year and for regulatory fees was approximately nine years.

     Total amortization expense for other acquired intangible assets for both the three months ended June 30, 2004 and 2003 was $0.5 million and for both the six months ended June 30, 2004 and 2003 was $1.0 million. Annual amortization expense for other acquired intangible assets for the five years ending December 31, 2008 is estimated to be as follows (in millions):

2004	$2.0
2005	1.2
2006	—
2007	—
2008	—

5.	Liabilities Subject to Compromise

     As discussed in Note 2, we and our Debtor Subsidiaries have been operating as a debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

     On the condensed consolidated balance sheets, the caption “liabilities subject to compromise” reflects our carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. Pursuant to court order, we have been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, we have rejected certain of our prepetition contracts and are calculating our estimated liability to the unsecured creditors affected by these rejections. The

Bankruptcy Court established January 26, 2004 as the bar date in the Debtors’ Chapter 11 Cases, which is the date by which prepetition claims against us and our Debtor Subsidiaries were to have been filed for claimants to receive any distribution in the Chapter 11 Cases. Differences between liability amounts estimated by us and claims filed by our creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. The determination of how liabilities ultimately will be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. We will continue to evaluate the amount and classification of our prepetition liabilities through the remainder of our Chapter 11 Cases. Should we identify additional liabilities subject to compromise, we will recognize them accordingly. As a result, “liabilities subject to compromise” may change. Claims classified as “liabilities subject to compromise” represent unsecured claims. Liabilities subject to compromise at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Debt obligations (Note 6)	$919,977	$919,977
Accounts payable	1,780	1,780
Customer advances	3,460	4,038
Accrued interest and other current liabilities	6,971	6,865
Other long-term liabilities	3,609	4,559
Due to Loral companies	26,697	26,697
Note payable to Loral SpaceCom Corporation (“LSC”)	33,126	33,126

Total liabilities subject to compromise	$995,620	$997,042

6.	Debt

	June 30,	December 31,
	2004	2003
	(In thousands)
10.00% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	214,446
11.25% senior notes due 2007 (principal amount $37 million)	39,402	39,402
12.50% senior discount notes due 2007 (principal amount $49 million)	53,425	53,425

Total debt	919,977	919,977
Less, current maturities included in liabilities subject to compromise (Note 5)	919,977	919,977

	$—	$—

     As of June 30, 2004, the principal amounts of our prepetition debt obligations were $699 million. As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations, including our 10% senior notes obligations, were accelerated. On July 15, 2003, we also suspended interest payments on all of our debt obligations, which has eliminated our cash interest payments. A creditors’committee was appointed in the Chapter 11 Cases to represent all unsecured creditors of Loral, including our debt holders, and, in accordance with the provisions of the Bankruptcy Code, the committee has the right to be heard on all matters that come before the Bankruptcy Court (see Note 2).

     For the three and six months ended June 30, 2004, we did not recognize $2.6 million and $5.1 million, respectively, of interest expense on our 11.25% and 12.50% senior notes and $15.3 million and $30.6 million, respectively, of a reduction to accrued interest on our 10% senior notes as a result of the suspension of interest payments on our debt obligations.

7.	Reorganization Expenses

     Reorganization expenses due to bankruptcy include professional fees associated with bankruptcy services and employee retention costs, both allocated to us from Loral, and interest income and were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Professional fees	$1,870	$3,634
Employee retention costs	210	420
Interest income	(107)	(203)

Total reorganization expenses due to bankruptcy	$1,973	$3,851

8.	Related Party Transactions

     Due (to) from Loral companies consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Loral Space and Communications Corporation	$45,578	$43,654
Loral Skynet Network Services, Inc.	9,815	9,128
LSC	(28,135)	(29,299)
Loral Skynet	(3,763)	(2,178)
Space Systems/Loral (“SS/L”)	(3,243)	(12,728)

	$20,252	$8,577

     As a result of the uncertainty regarding collectibility, due to Loral Space & Communications Corporation and Loral Skynet Network Services, Inc. filing voluntary petitions for reorganization, our receivables due from Loral Space & Communications Corporation and Loral Skynet Network Services, Inc. (aggregating $55.4 million and $52.8 million as of June 30, 2004 and December 31, 2003, respectively) have been reflected as debit balances in stockholder’s deficit. Liabilities due to related parties of $26.7 million have been included in liabilities subject to compromise as of June 30, 2004 and December 31, 2003 (see Note 5).

     We are included in the consolidated U.S. federal income tax return of Loral Space & Communications Corporation. Pursuant to a tax sharing agreement for 2004 with Loral Space & Communications Corporation, we are entitled to reimbursement for the use of our current period tax losses to the extent such losses are utilized by the consolidated group in the current period. Otherwise, we are required to pay our separate company income tax liability to Loral Space & Communications Corporation.

     We and Loral Skynet have entered into agreements (the “Loral Skynet Agreements”) effective January 1, 1999, whereby Loral Skynet provides to us (i) marketing and sales of satellite capacity services on our satellite network and related billing and administration of customer contracts for those services (the “Sales Services”) and (ii) telemetry, tracking and control services for our satellite fleet (the “Technical Services”, and together with the Sales Services, the “Services”). We are charged Loral Skynet’s costs for providing these services plus a 5 percent administrative fee. Effective September 1, 2003, the Loral Skynet Agreements were amended to reflect a price increase, which is expected to increase the cost to us by approximately $15.0 million per year. Also, as a result of Loral Skynet’s sale of its North American satellites in March 2004, the costs allocated to us and to other Loral companies by Loral Skynet are expected to increase by approximately $16 million per year (such increase results from Loral Skynet having a lower base of business to absorb costs). Loral Skynet allocated costs to us of $10.0 million and $2.0 million for the three months ended June 30, 2004 and 2003 and $16.0 million and $4.1 million for the six months ended June 30, 2004 and 2003, respectively.

     Loral allocates corporate management expenses to its individual subsidiaries and divisions, including us. The allocation of these expenses to us is computed in a manner consistent with Loral’s other subsidiaries and divisions, using a fixed formula based on three factors: employee payroll, revenues and assets. As a result of Loral Skynet’s sale of its North American satellites in March 2004, we will incur a more significant portion of expense allocated by Loral. Loral also charges subsidiaries for specific expenses incurred by the Loral corporate office that are specifically identifiable to the subsidiaries (e.g. outside legal fees). These expenses were and continue to be reflected in the subsidiaries’ income statements. The allocation to us for the three months ended June 30, 2004 and 2003 was $1.9 million and $0.7 million, respectively. The allocation to us for the six months ended June 30, 2004 and 2003 was $2.9 million and $1.6 million, respectively.

     Note Payable to LSC

     We have a note payable outstanding with LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to our 10% senior notes. As of June 30, 2004, the balance of the note was $33.1 million, including accrued interest which is included in liabilities subject to compromise (see Note 5).

9.	Commitments and Contingencies

     Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, we agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat developed its services at 12.5 degrees W.L. Eutelsat in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on our behalf. As part of this coordination effort, we agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite and have retained risk of loss with respect to those transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, we continue to conduct discussions with various administrations regarding Telstar 12’s operations at 15 degrees W.L. If these discussions are not successful, Telstar 12’s useable capacity may be reduced.

     While we have in the past, consistent with industry practice and the requirements in our debt agreements, typically obtained in-orbit insurance for our satellites, we cannot assure that, upon a policy’s expiration, we will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Our Telstar 10/Apstar IIR and Telstar 12 satellites have the same solar array configuration as one other 1300-class satellite manufactured by SS/L that has experienced an event with a large loss of solar power. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that this anomaly will affect Telstar 10/Apstar IIR or Telstar 12. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. We believe that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with future insurance renewals for these two satellites. An uninsured loss of a satellite would have a material adverse effect on our condensed consolidated financial position and our results of operations.

     On September 20, 2002, and as further amended in March 2003, we agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite, a satellite then under construction by SS/L for APT pursuant to which we and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, we were initially to acquire 23% of the satellite in return for paying 25% of the project cost, and were to pay APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. LSC has agreed to purchase from us 4.75 of such transponders, together with a lease of an additional transponder for an approximate two-year period from the satellite’s in-service date, at a price equal to 12.5% of the project cost of the satellite. Due to the related party relationship and the nature of the repurchase obligation of LSC, the agreements effectively result in a three-party jointly-owned asset with the initial ownership of the satellite being approximately 77% by APT, 14% by us and 9% by LSC. At June 30, 2004, the project cost of the satellite was estimated at $230 million.

     In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, we amended our various agreements with APT converting our arrangement from joint ownership to a lease, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, we retain title to the entire satellite (less the transponders to be transferred to LSC as described above), now known as Telstar 18, and will initially lease to APT transponders representing 77% of the transponder capacity. The number of transponders leased to APT would be reduced over time upon repayment by us of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity.

     In November 2003, we agreed with APT to further revise our existing arrangement. Under this revised arrangement, we agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69%. In addition, we agreed to provide to APT, free of charge, certain unused capacity on Telstar 10/Apstar IIR, during an interim period, and provide to APT with certain rights to exchange Ku-band transponder capacity on Telstar 18 for equivalent Ku-band transponder capacity on Telstar 10/Apstar IIR. These arrangements were approved by the Bankruptcy Court in November 2003, and, as a result we have recorded increases to self constructed assets and customer advances, which as of June 30, 2004 amounted to $124 million.

representing future obligations to APT. These arrangements will result in a jointly-owned asset with approximately 91.3% owned by us and 8.7% owned by LSC.

     In June 2004, we and LSC entered into certain arrangements with respect to the transponders on Telstar 18 owned by us and LSC regarding the allocation of any insurance proceeds received due to the partial loss or total loss, prior to and after launch and the allocation of any warranty payback that may be made by SS/L in the event of a total loss, constructive total loss or partial loss.

     We are subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of these other existing legal matters will have a material adverse effect on our condensed consolidated financial position or our results of operations. These claims against us are generally subject to the automatic stay as a result of the commencement of the Chapter 11 Cases.

10.	Financial Information for the Issuers Parent, Parent, Guarantors and Other Subsidiaries

     Loral Orion’s (the “Issuer Company”) 10% Senior Notes due 2006 are fully and unconditionally guaranteed, on a joint and several basis, by several of our wholly owned subsidiaries (the “Guarantor Subsidiaries”) and Loral (“Issuer’s Parent”). Our 11.25% senior notes and 12.50% senior discount notes are fully and unconditionally guaranteed, on a joint and several basis, by our Guarantor Subsidiaries and substantially all of our other wholly owned subsidiaries (the “Other Subsidiaries”). The Issuer Company, Issuer’s Parent, the Guarantor Subsidiaries and certain of our other non-guarantor subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

     Presented below is condensed consolidating financial information for the Issuer Company, Issuer’s Parent, the Guarantor Subsidiaries and the Other Subsidiaries as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003. The unaudited condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Issuer Company, Issuer’s Parent, Guarantor Subsidiaries and Other Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Issuer Company in the Guarantor Subsidiary and the Other Subsidiaries using the equity method of accounting. Our significant transactions with our subsidiaries, other than the investment account and related equity in net (loss) income of unconsolidated subsidiaries, are intercompany payables and receivables between our subsidiaries. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004
(In thousands)
(Unaudited)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$47,621	$3,919	$—	$—	$(3,919)	$47,621
Accounts receivable, net	5,792	—	272	—	—	6,064
Prepaid expenses and other current assets	5,918	5,082	1,913	—	(5,089)	7,824

Total current assets	59,331	9,001	2,185	—	(9,008)	61,509
Satellites and related equipment, net	351,808	—	173,181	—	—	524,989
Investments in unconsolidated subsidiaries	307,972	(465,219)	(271,698)	—	428,945	—
Investments in and advances to affiliates	—	20	—	—	(20)	—
Other assets, net	3,644	4,253	463	—	(4,253)	4,107

Total assets	$722,755	$(451,945)	$(95,869)	$—	$415,664	$590,605

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$2,007	$1,514	$250	$—	$(1,514)	$2,257
Customer advances	125,454	—	(83)	—	—	125,371
Due to (from) unconsolidated subsidiaries	27,581	11,164	(31,331)	—	1,029	8,443

Total current liabilities	155,042	12,678	(31,164)	—	(485)	136,071
Long-term liabilities	3,693	52,233	14,459	—	(66,692)	3,693

Total liabilities not subject to compromise	158,735	64,911	(16,705)	—	(67,177)	139,764
Liabilities subject to compromise	1,112,282	434,452	(116,662)	—	(434,452)	995,620
Stockholder’s (deficit) equity:
Common stock	—	4,413	—	—	(4,413)	—
Paid-in capital	604,166	3,392,829	—	—	(3,392,829)	604,166
Treasury stock, at cost	—	(3,360)	—	—	3,360	—
Unearned compensation	—	(127)	—	—	127	—
Due from Loral companies	(53,996)	—	—	—	(1,396)	(55,392)
Retained deficit	(1,098,432)	(4,273,841)	37,498	—	4,241,222	(1,093,553)
Accumulated other comprehensive income	—	(71,222)	—	—	71,222	—

Total stockholder’s (deficit) equity	(548,262)	(951,308)	37,498	—	917,293	(544,779)

Total liabilities and stockholder’s (deficit) equity	$722,755	$(451,945)	$(95,869)	$—	$415,664	$590,605

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004
(In thousands)
(Unaudited)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues from satellite services	$21,507	$—	$9,635	$—	$(8,022)	$23,120
Cost of satellite services	32,625	—	9,696	—	(8,022)	34,299
Selling, general and administrative expenses	6,340	2,045	3,429	—	(2,045)	9,769

Operating loss before reorganization expenses	(17,458)	(2,045)	(3,490)	—	2,045	(20,948)
Reorganization expenses	(1,973)	(1,021)	—	—	1,021	(1,973)

Operating loss	(19,431)	(3,066)	(3,490)	—	3,066	(22,921)
Interest expense	(220)	—	—	—	—	(220)

Loss before income taxes and equity in net losses of unconsolidated subsidiaries	(19,651)	(3,066)	(3,490)	—	3,066	(23,141)
Income tax benefit (expense)	(1,409)	—	1,222	—	1,567	1,380

Loss before equity in net losses of unconsolidated subsidiaries	(21,060)	(3,066)	(2,268)	—	4,633	(21,761)
Equity in net income (losses) of unconsolidated subsidiaries	(2,268)	(19,603)	—	—	21,871	—

Net loss	$(23,328)	(22,669)	$(2,268)	—	$26,504	$(21,761)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004
(In thousands)
(Unaudited)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues from satellite services	$40,422	$—	$17,061	$—	$(13,773)	$43,710
Cost of satellite services	68,529	—	16,777	—	(13,773)	71,533
Selling, general and administrative expenses	10,684	4,279	3,814	—	(4,279)	14,498

Operating loss before reorganization expenses	(38,791)	(4,279)	(3,530)	—	4,279	(42,321)
Reorganization expenses	(3,851)	(1,977)	—	—	1,977	(3,851)

Operating loss	(42,642)	(6,256)	(3,530)	—	6,256	(46,172)
Interest expense	(220)	—	—	—	—	(220)

Loss before income taxes and equity in net losses of unconsolidated subsidiaries	(42,862)	(6,256)	(3,530)	—	6,256	(46,392)
Income tax benefit (expense)	(2,116)	—	1,236	—	2,733	1,853

Loss before equity in net losses of unconsolidated subsidiaries	(44,978)	(6,256)	(2,294)	—	8,989	(44,539)
Equity in net income (losses) of unconsolidated subsidiaries	(2,294)	(96,049)	—	—	98,343	—

Net loss	$(47,272)	(102,305)	$(2,294)	—	$107,332	$(44,539)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004
(In thousands)
(Unaudited)

	Issuer	Issuer’s	Guarantor	Other
	Company	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(47,272)	$(102,305)	$(2,294)	$—	$107,332	$(44,539)
Non-cash items:
Equity in net losses of unconsolidated subsidiaries	2,294	96,049	—	—	(98,343)	—
Deferred taxes	—	—	1,597	—	(1,597)	—
Depreciation and amortization	50,825	—	10,506	—	—	61,331
Adjustment to revenue straightling assessment	105	—	—	—	—	105
Provisions for bad debts	965	—	(257)	—	—	708
Changes in operating assets and liabilities:
Accounts receivable, net	155	—	953	—	—	1,108
Due to (from) Loral companies, net	3,192	8,070	(13,729)	—	(9,206)	(11,673)
Prepaid expenses and other current assets	(3,053)	(2,701)	2,973	—	2,701	(80)
Other assets	339	—	85	—	—	424
Accounts payable	1,183	—	250	—	—	1,433
Accrued expenses and other current liabilities	107	325	—	—	(325)	107
Customer advances	3,882	—	(84)	—	—	3,798
Other long-term liabilities	(951)	—	—	—	—	(951)

Net cash provided by (used in) operating activities	11,771	(562)	—	—	562	11,771

Investing activities:
Capital expenditures	(10,981)	—	—	—	—	(10,981)
Investments in and advances to unconsolidated subsidiaries	—	—	—	—	—	—

Net cash used in investing activities	(10,981)	—	—	—	—	(10,981)

Financing activities:

Net cash (used in) provided by financing activities	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	790	(562)	—	—	562	790
Cash and cash equivalents—beginning of period	46,831	4,481	—	—	(4,481)	46,831

Cash and cash equivalents—end of period	$47,621	$3,919	$—	$—	$(3,919)	$47,621

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003
(In thousands)

	ISSUER	ISSUER’S	GUARANTOR	OTHER
	COMPANY	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Current assets:
Cash and cash equivalents	$46,831	$4,481	$—	$—	$(4,481)	$46,831
Accounts receivable, net	6,912	—	968	—	—	7,880
Prepaid expenses and other current assets	2,925	2,341	5,859	—	(3,320)	7,805

Total current assets	56,668	6,822	6,827	—	(7,801)	62,516
Satellites and related equipment, net	390,649	—	183,688	—	—	574,337
Investments in unconsolidated subsidiaries	311,487	(375,795)	(271,698)	—	336,006	—
Investments in and advances to affiliates	—	20	—	—	(20)	—
Other assets, net	5,030	4,253	549	—	(4,253)	5,579

Total assets	$763,834	$(364,700)	$(80,634)	$—	$323,932	$642,432

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$824	$—	$—	$—	$—	$824
Customer advances	120,386	—	—	—	—	120,386
Due to (from) Loral companies	24,395	3,055	(17,598)	—	7,658	17,510
Accrued interest, preferred dividends and other current liabilities	—	1,191	—	—	(1,191)	—

Total current liabilities	145,605	4,246	(17,598)	—	6,467	138,720
Long-term liabilities	—	52,233	13,835	—	(66,068)	—
Customer advances	4,302	—	—	—	—	4,302

Total liabilities not subject to compromise	149,907	56,479	(3,763)	—	(59,601)	143,022
Liabilities subject to compromise	1,113,705	434,491	(116,663)	—	(434,491)	997,042
Stockholder’s (deficit) equity:
Common stock	—	4,413	—	—	(4,413)	—
Paid-in capital	604,166	3,392,829	—	—	(3,392,829)	604,166
Treasury stock, at cost	—	(3,360)	—	—	3,360	—
Unearned compensation	—	(168)	—	—	168	—
Due from Loral companies	(52,784)	—	—	—	—	(52,784)
Retained (deficit) earnings	(1,051,160)	(4,171,536)	39,792	—	4,133,890	(1,049,014)
Accumulated other comprehensive loss	—	(77,848)	—	—	77,848	—

Total stockholder’s (deficit) equity	(499,778)	(855,670)	39,792	—	818,024	(497,632)

Total liabilities and stockholder’s deficit) equity	$763,834	$(364,700)	$(80,634)	$—	$323,932	$642,432

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003
(In thousands)
(Unaudited)

	ISSUER	ISSUER’S	GUARANTOR	OTHER
	COMPANY	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenues from satellite services	$22,949	$—	$9,732	$—	$(7,969)	$24,712
Costs of satellite services	23,594	—	7,882	—	(7,969)	23,507
Selling, general and administrative expenses	385	2,762	296	—	(2,762)	681
Management fee expense	—	109	—	—	(109)	—

Operating income (loss)	(1,030)	(2,871)	1,554	—	2,871	524
Interest and investment income	—	5,781	—	—	(5,781)	—
Interest expense	(2,760)	(9,859)	—	—	9,859	(2,760)

(Loss) income before income taxes and equity in net losses of unconsolidated subsidiaries and affiliates	(3,790)	(6,949)	1,554	—	6,949	(2,236)
Income tax (provision) benefit	(698)	(1,732)	(543)	—	2,867	(106)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates	(4,488)	(8,681)	1,011	—	9,816	(2,342)
Equity in net income (losses) of unconsolidated subsidiaries	1,011	(79,621)	—	—	78,610	—
Equity in net (losses) income of affiliates	—	(7,487)	—	—	7,487	—

Net (loss) income	$(3,477)	$(95,789)	$1,011	$—	$95,913	$(2,342)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003
(In thousands)
(Unaudited)

	ISSUER	ISSUER’S	GUARANTOR	OTHER
	COMPANY	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Revenues from satellite services	$46,024	$—	$20,669	$—	$(16,784)	$49,909
Costs of satellite services	48,196	—	15,765	—	(16,784)	47,177
Selling, general and administrative expenses	4,361	4,184	570	—	(4,184)	4,931
Management fee expense	—	109	—	—	(109)	—

Operating (loss) Income	(6,533)	(4,293)	4,334	—	4,293	(2,199)
Interest and investment income	5	11,328	—	—	(11,328)	5
Interest expense	(5,648)	(19,669)	—	—	19,669	(5,648)

(Loss) income before income taxes and equity in net losses of unconsolidated subsidiaries and affiliates	(12,176)	(12,634)	4,334	—	12,634	(7,842)
Income tax (provision) benefit	(890)	(3,395)	(1,515)	—	5,680	(120)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates	(13,066)	(16,029)	2,819	—	18,314	(7,962)
Equity in net income (losses) of unconsolidated subsidiaries	2,819	(115,141)	—	—	112,322	—
Equity in net (losses) income of affiliates	—	(12,793)	—	—	12,793	—

Net (loss) income	$(10,247)	$(143,963)	$2,819	$—	$143,429	$(7,962)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003
(In thousands)
(Unaudited)

	ISSUER	ISSUER’S	GUARANTOR	OTHER
	COMPANY	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Operating activities:
Net (loss) income	$(10,247)	$(143,963)	$2,819	$—	$143,429	$(7,962)
Non-cash items:
Equity in net losses of affiliates	—	12,793	—	—	(12,793)	—
Equity in net (income) losses of unconsolidated subsidiaries	(2,819)	115,141	—	—	(112,322)	—
Deferred taxes	—	3,395	2,285	—	(5,680)	—
Depreciation and amortization	27,140	28	10,507	—	(28)	37,647
Provisions for bad debts	802	—	36	—	—	838
Non-cash interest expense, net	740	—	—	—	—	740
Changes in operating assets and liabilities:
Accounts receivable, net	(4,584)	—	72	—	—	(4,512)
Prepaid expenses and other current assets	(1,565)	—	5,636	—	—	4,071
Other assets	2,381	(4,883)	62	—	4,883	2,443
Accounts payable	(746)	—	(232)	—	—	(978)
Accrued expenses and other current liabilities	(42)	(960)	—	—	960	(42)
Customer advances	1,282	—	(280)	—	—	1,002
Other long-term liabilities	(843)	—	—	—	—	(843)
Due to (from) Loral companies, net	11,586	(306)	(20,905)	—	306	(9,319)

Net cash provided by (used in) operating activities	23,085	(18,755)	—	—	18,755	23,085

Investing activities:
Capital expenditures	(3,752)	—	—	—	—	(3,752)
Investments in and advances to unconsolidated subsidiaries	—	491	—	—	(491)	—

Net cash (used in) provided by in investing activities	(3,752)	491	—	—	(491)	(3,752)

Financing activities:
Interest payments on 10% senior notes	(30,634)	—	—	—	—	(30,634)
Note receivable from unconsolidated affiliate	—	17,284	—	—	(17,284)	—
Proceeds from stock issuances	—	3,817	—	—	(3,817)	—

Net cash (used in) provided by financing activities	(30,634)	21,101	—	—	(21,101)	(30,634)

(Decrease) increase in cash and cash equivalents	(11,301)	2,837	—	—	(2,837)	(11,301)
Cash and cash equivalents –– beginning of period	42,964	1,514	—	—	(1,514)	42,964

Cash and cash equivalents –– end of period	$31,663	$4,351	$—	$—	$(4,351)	$31,663

LORAL ORION, INC. AND SUBSIDIARIES, A DEBTOR IN POSSESSION
(A WHOLLY OWNED SUBSIDIARY OF LORAL SPACE & COMMUNICATIONS CORPORATION)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (“financial statements”) included in Item 1 and our latest Annual Report on Form 10-K.

     We use the terms “Loral Orion,” the “Company,” “we,” “our,” and “us” in this report to refer to Loral Orion, Inc. and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

     Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. These include the development of a plan of reorganization, confirmation of a plan by the Bankruptcy Court and our ability to maintain good relations with our customers. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which securities values may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

     Business – Satellite Services

     Our business is managed by Loral Skynet, a division of a subsidiary of our parent Loral Space & Communications Ltd. (“Loral”), which leases satellite capacity and platforms to customers for video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, Internet access and communications. The satellite services business is capital intensive and highly competitive. We compete with other satellite operators and with ground-based service providers. The build-out of a satellite fleet requires substantial investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Beyond construction, one of the major cost factors is in-orbit insurance, an essential component given the harsh and unpredictable environment in which the satellites operate. Annual receipts from this business are fairly predictable because they are derived from an established base of long-term customer contracts.

     The satellite services market has been characterized in recent years by over-capacity, pricing pressure and competition from fiber. The downturn in the telecommunications sector led many existing customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased our satellite capacity for the delivery of new applications failed to meet their business objectives. Our growth will depend on our ability to differentiate ourselves from the competition through customized product offerings, superior customer service and successful marketing of available capacity on our satellites, which are well positioned to serve regions of the world where we expect demand to grow.

     Approximately 70 employees of Loral Skynet, which operates our satellite fleet, are union members and are subject to a collective bargaining agreement that expired in late May 2004. In mid-July 2004, after discussions between Loral Skynet and the union regarding the terms of an extension to the agreement did not result in a new agreement, 61 satellite controllers and technicians who are union members commenced a strike at two of Loral Skynet’s satellite control centers. Loral Skynet immediately implemented its strike contingency plan, and service to our customers has not been affected. In early August 2004, Loral Skynet reached agreement with the union on a new three-year agreement, and the striking union members have returned to work.

     Bankruptcy Proceedings

     We operate in extremely competitive markets characterized in recent years by over-capacity and pricing pressures brought on by the downturn in the telecommunications sector. Our existing and potential customers, having limited access to the capital markets, postponed or reduced the scope of their planned satellite-based applications and services. This resulted in an excess of transponder capacity. In the face of these pressures, we further increased our emphasis on cash conservation, reducing operating expenses and closely monitoring capital expenditures. The sustained and unprecedented decline in demand for our satellite services, however, exacerbated our already strained financial condition.

     On July 15, 2003, Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited (“Loral Asia Pacific”), (the “Debtor Subsidiaries” and together with Loral, Loral Orion and certain other Loral subsidiaries, the “Debtors”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). We and our Debtor Subsidiaries continue to manage our properties and operate our business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. As a result of our Chapter 11 filing, all of our prepetition debt obligations were accelerated. On July 15, 2003, we also suspended interest payments on all of our debt obligations. As of June 30, 2004, the principal amounts of our prepetition debt obligations were $699 million.

     For the duration of the bankruptcy proceedings, our business is subject to risks and uncertainties of bankruptcy.

     Future Outlook

     We intend to reorganize around our satellites, which cover regions with high growth potential, such as Southeast Asia, the Middle East and South America, where the ground infrastructure is inadequate to support increased demand. We consider these operations to be a viable foundation for the further expansion of our company. We anticipate using excess cash flows from operations to populate our available slots with satellites to meet market demand. We are in the process now of completing our long-term business plan. We believe that we will not require any additional financing to fund operations. At this time, however, it is impossible to predict accurately the effect of the Chapter 11 reorganization on us, when we may emerge from Chapter 11 and what our capital structure will be. The rights and claims of various creditors and security holders will be determined by our plan of reorganization.

     On July 22, 2004, Loral announced that it had reached an agreement with the creditors’ committee in the Debtors Chapter 11 Cases on the principal terms of a plan of reorganization.

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

     See Note 2 to the financial statements for a description of our Chapter 11 Cases and our reorganization plans.

Consolidated Operating Results

     See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC.

     The accompanying financial statements have been prepared assuming Loral Orion, in its current structure, will continue as a going concern. However, the factors mentioned above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, our submission of a plan of reorganization, the Bankruptcy Court’s confirmation of a plan and maintaining good relations with our customers. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in a liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate.

     The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as a measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before reorganization expenses due to bankruptcy and cumulative effect of change in accounting principle, net of tax. Interest expense has been excluded from Adjusted EBITDA to maintain comparability with the performance of competitors using similar measures with different capital structures. During the period we are in Chapter 11, we only recognize interest expense on the actual interest payments we make and we do not expect to make any interest payments during this period on our debt obligations. Reorganization expenses are only incurred during the period we are in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we are not in Chapter 11 and with the results of competitors using similar measures. Adjusted EBITDA should be used in conjunction with GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

     We believe the use of Adjusted EBITDA along with U.S. GAAP financial measures enhances the understanding of our operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization. Adjusted EBITDA is a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded and the differences in assets’ lives. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. We also use Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, and to evaluate future growth opportunities. See the table below for reconciliations of Adjusted EBITDA to net loss.

     The following discussion of revenues and Adjusted EBITDA reflects the results of our operating business for the three and six months ended June 30, 2004 and 2003. The balance of the discussion relates to our condensed consolidated results, unless otherwise noted. Our business has been adversely affected by the downturn in the telecommunications sector, which has caused a delay in demand for new telecommunications applications and services.

Revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In millions)
Satellite services	$23.1	$24.7	$43.7	$49.9

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In millions)
Adjusted EBITDA	$7.8	$19.3	$19.0	$35.4
Depreciation and amortization	28.7	18.8	61.3	37.6
Reorganization expenses due to bankruptcy	2.0	—	3.9	—

Operating (loss) income	(22.9)	0.5	(46.2)	(2.2)
Interest expense	(0.2)	(2.7)	(0.2)	(5.7)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In millions)
Income tax benefit (provision)	1.3	(0.1)	1.9	(0.1)

Net loss	$(21.8)	$(2.3)	$(44.5)	$(8.0)

Three Months Ended June 30, 2004 Compared With 2003

     Revenues from Satellite Services

	Three Months Ended
	June 30,		% Increase/
	2004	2003	(Decrease)
	(In millions)
Revenues from satellite services	$23.1	$24.7	(6%)

     Revenues from satellite services decreased $1.6 million in the three months ended June 30, 2004, as compared to 2003 primarily due to decreases in transponder utilization of $0.9 million and rates of $0.7 million.

     Cost of Satellite Services

	Three Months Ended
	June 30,		% Increase/
	2004	2003	(Decrease)
	(In millions)
Cost of satellite services includes:
Depreciation and amortization	$28.7	$18.8	53%
Other	5.6	4.7	18%

Cost of satellite services	$34.3	$23.5	46%

Cost of satellite services as a % of revenues	148%	95%

     The increase of $10.8 million in the three months ended June 30, 2004, as compared to 2003 was primarily due to higher depreciation of $9.9 million, primarily for our Telstar 11 satellite which, we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005) and increased costs of $2.2 million allocated from Loral Skynet due to an amendment to our agreement with Loral Skynet in September 2003 to reflect a price increase and due to Loral Skynet allocating substantially more of its costs to us and to other Loral companies subsequent to the sale of Loral Skynet’s North American satellites in March 2004 (see Note 8 to the financial statements). This was offset by a decrease in insurance costs of $1.4 million, primarily resulting from the non-renewal of insurance for Telstar 11 in the fourth quarter of 2003 and from a lower premium on renewal of Telstar 10/Apstar IIR due to changes to coverage requirements. The increase in cost of satellite services as a percentage of revenues in 2004 as compared to 2003, was primarily due to higher depreciation for Telstar 11.

     Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		% Increase/
	2004	2003	(Decrease)
	(In millions)
Selling, general and administrative expenses	$9.7	$0.7	N/A
% of revenues from satellite services	42%	3%

     The increase of $9.0 million in the three months ended June 30, 2004, as compared to 2003 was primarily due to increased expenses of $5.8 million allocated from Loral Skynet due to an amendment to our agreement with Loral Skynet in September 2003 to reflect a price increase and due to Loral Skynet allocating substantially more of its costs to us and to other Loral companies subsequent to the sale of Loral Skynet’s North American satellites in March 2004, higher bad debt expense of $2.1 million and increased expenses of $1.2 million of allocated corporate office expenses primarily due to the sale of Loral Skynet’s North American satellites in March 2004. See Note 8 to the financial statements.

     Reorganization Expenses Due to Bankruptcy

     Reorganization expenses due to bankruptcy in 2004 were $2.0 million, which includes the allocation from Loral of professional fees of $1.9 million associated with bankruptcy services and employee retention costs of $0.2 million, offset by interest and investment income earned of $0.1 million (which represents the interest earned in 2004 subsequent to filing bankruptcy).

     Interest Expense

	Three Months Ended
	June 30,		% Increase/
	2004	2003	(Decrease)
	(In millions)
Interest cost before capitalized interest	$0.2	$3.2	(93)%
Capitalized interest	—	(0.5)	(100)%

Interest expense	$0.2	$2.7	(92)%

     Interest expense decreased $2.5 million in the three months ended June 30, 2004, as compared to 2003. This was due to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we stopped recognizing and paying interest on all of our debt obligations.

     Income Tax Benefit (Provision)

     During 2004 and 2003, we continued to maintain the 100% valuation allowance established at December 31, 2002. For the three months ended June 30, 2004, we recorded a tax benefit of $1.4 million for our domestic loss under our tax sharing agreement with Loral Space & Communications Corporation (see Note 8 to the financial statements) and a nominal provision for foreign income taxes. For the three months ended June 30, 2003, we recorded no benefit for our domestic loss under the tax sharing agreement and a provision for foreign income taxes of $0.1 million.

Six Months Ended June 30, 2004 Compared With 2003

     Revenues from Satellite Services

	Six Months Ended
	June 30,		% Increase/
	2004	2003	(Decrease)
	(In millions)
Revenues from satellite services	$43.7	$49.9	(12)%

     Revenues from satellite services decreased $6.2 million in the six months ended June 30, 2004, as compared to 2003 primarily due to decreases in transponder utilization of $2.9 million and rates of $3.3 million.

     Cost of Satellite Services

	Six Months Ended
	June 30,		% Increase/
	2004	2003	(Decrease)
	(In millions)
Cost of satellite services includes:
Depreciation and amortization	$61.3	$37.6	63%
Other	10.2	9.6	7%

Cost of satellite services	$71.5	$47.2	52%

Cost of satellite services as a % of revenues	164%	95%

     The increase of $24.3 million in the six months ended June 30, 2004, as compared to 2003 was primarily due to higher depreciation of $23.7 million, primarily for our Telstar 11 satellite which, we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005) and increased costs of $3.5 million allocated from Loral Skynet due to an amendment to our agreement with Loral Skynet in September 2003 to reflect a price increase and due to Loral Skynet allocating substantially more of its costs to us and to other Loral companies subsequent to the sale of Loral Skynet’s North American satellites in March

2004 (see Note 8 to the financial statements). This was offset by a decrease in insurance costs of $2.9 million, primarily resulting from the non-renewal of insurance for Telstar 11 in the fourth quarter of 2003 and from a lower premium on renewal of Telstar 10/Apstar IIR due to changes to coverage requirements. The increase in cost of satellite services as a percentage of revenues in 2004 as compared to 2003 was primarily due to higher depreciation for Telstar 11 and reduced revenues.

     Selling, General and Administrative Expenses

	Six Months Ended
	June 30,		% Increase/
	2004	2003	(Decrease)
	(In millions)
Selling, general and administrative expenses	$14.5	$4.9	194%
% of revenues from satellite services	33%	10%

     The increase of $9.6 million in the six months ended June 30, 2004, as compared to 2003 was primarily due to increased expenses of $8.4 million allocated from Loral Skynet due to an amendment to our agreement with Loral Skynet in September 2003 to reflect a price increase and due to Loral Skynet allocating substantially more of its costs to us and to other Loral companies subsequent to the sale of Loral Skynet’s North American satellites in March 2004 and increased expenses of $1.3 million of allocated corporate office expenses primarily due to the sale of Loral Skynet’s North American satellites in March 2004. See Note 8 to the financial statements.

     Reorganization Expenses due to Bankruptcy

     Reorganization expenses due to bankruptcy in the six months ended June 30, 2004 were $3.9 million, which includes the allocation from Loral of professional fees of $3.6 million associated with bankruptcy services and employee retention costs of $0.4 million, offset by interest and investment income earned of $0.2 million (which represents the interest earned during 2004 subsequent to filing bankruptcy).

     Interest Expense

	Six Months Ended
	June 30,		% Increase/
	2004	2003	(Decrease)
	(In millions)
Interest cost before capitalized interest	$0.4	$6.5	(93)%
Capitalized interest	(0.2)	(0.8)	(75)%

Interest expense	$0.2	$5.7	(96)%

     Interest expense decreased $5.5 million in the six months ended June 30, 2004, as compared to 2003. This was due to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we stopped recognizing and paying interest on all of our debt obligations.

     Income Tax Benefit (Provision)

     During 2004 and 2003, we continued to maintain the 100% valuation allowance established at December 31, 2002. For the six months ended June 30, 2004, we recorded a tax benefit of $1.9 million for our domestic loss under our tax sharing agreement with Loral Space & Communications Corporation (see Note 8 to the financial statements) and a nominal provision for foreign income taxes. For the six months ended June 30, 2003, we recorded no benefit for our domestic loss under the tax sharing agreement and a provision for foreign income taxes of $0.1 million.

Satellite Services Performance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
Satellite services revenues	$23.1	$24.7	$43.7	$49.9
Cost of satellite services	34.3	23.5	71.5	47.2
Selling, general and administrative expenses	9.7	0.7	14.5	4.9

Operating loss	(20.9)	0.5	(42.3)	(2.2)
Add: depreciation and amortization	28.7	18.8	61.3	37.6

Adjusted EBITDA	$7.8	$19.3	$19.0	$35.4

     See Revenues from Satellite Services, Cost of Satellite Services and Selling, General and Administrative Expenses, for explanations of the changes in these items for the periods presented. The increase in depreciation and amortization expense of $9.9 million and $23.7 million in the three and six months ended June 30, 2004, respectively, as compared to 2003 was due to higher depreciation on our Telstar 11 satellite which, we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005).

     As of June 30, 2004, we had three satellites in-orbit (including Telstar 18 which was launched in June 2004 and is expected to go into service in August 2004, see below). At June 30, 2004 and December 31, 2003, our backlog totaled $385 million and $432 million, respectively which included intercompany backlog of $35 million and $37 million, respectively.

     Following its launch on June 28, 2004, the Telstar 18 satellite separated from its launch rocket’s upper stage prematurely and was placed into a lower than expected transfer orbit. Telstar 18 has since been raised to its final orbital position and is in the process of completing in-orbit testing. We believe, based on current available data, that Telstar 18 has sufficient fuel remaining to exceed its 13-year specified design life.

Liquidity and Capital Resources

  Cash and Available Credit

     As of June 30, 2004, we had $48 million of available cash and had no further available credit. Cash flow from our business is fairly predictable because it is derived from on an existing base of long-term customer contracts.

  Contractual Obligations

     Contractual obligations, as previously disclosed in our latest Annual Report on 10-K, have not materially changed.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities in the six months ended June 30, 2004 was $12 million. This was primarily due to net income as adjusted for non-cash items (primarily depreciation and amortization) of $18 million, offset by an increase in net amounts due from Loral companies of $12 million, primarily resulting from payments we made to SS/L for the construction of our Telstar 18 satellite and related equipment.

     Net cash provided by operating activities in the six months ended June 30, 2003 was $23 million. This was primarily due to net income as adjusted for non-cash items of $31 million (primarily depreciation and amortization) and a $4 million decrease in prepaid expenses and other current assets primarily due to lower prepaid insurance. This was offset by a $5 million increase in accounts receivable primarily due to the timing of collections from customers and a decrease in net amounts due to Loral companies of $9 million, primarily resulting from payments we made to SS/L for the construction of our Telstar 18 satellite and related equipment.

  Net Cash Used in Investing Activities

     Net cash used in investing activities was $11 million and $4 million in the six months ended June 30, 2004 and 2003, respectively, primarily for capital expenditures for the construction of our Telstar 18 satellite and related equipment.

  Net Cash Used in Financing Activities

     Net cash used in financing activities was zero and $31 million in the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004 resulted from the suspension of interest payments on our 10% senior notes on July 15, 2003.

Related Party Transactions

     See Note 8 to the financial statements for details of our related party transactions.

Commitments and Contingencies

     Risk Factors

     Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2003 entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Commitments and Contingencies—Risk Factors.” In addition, the reader is referred to Note 9 (Commitments and Contingencies) of the financial statements of this Quarterly Report on Form 10-Q for further discussion of these risks.

Item 4. Disclosure Controls and Procedures

     (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15-d-15(e)) as of June 30, 2004, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral Orion and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

     (b) Internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

     Loral, Loral Orion and certain of its subsidiaries, including Loral Asia Pacific Satellite (HK) Limited (“Loral Asia Pacific”), (the “Debtor Subsidiaries”), filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on July 15, 2003 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We and our Debtor Subsidiaries continue to manage their properties and operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

     As a result of our commencement of the Chapter 11 Cases, the pursuit of pending claims and litigation against us arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from us. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral Orion and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

     See Note 9 to the financial statements.

Item 3. Defaults Upon Senior Securities

     (a) On July 15, 2003, Loral and we, filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (Lead Case No. 03-41716 (RDD), Case Nos. 03-41717 (RDD) through 03-41723 (RDD)). As a result of our voluntary petitions for reorganization, our prepetition debt obligations were accelerated (see Note 6 to the financial statements). On July 15, 2003, we suspended interest payments on all of our debt obligations. As of June 30, 2004, the principal amounts of our prepetition outstanding debt obligations were $699 million.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 12 –– Computation of Deficiency of Earnings to Cover Fixed Charges

Exhibit 31.1 –– Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –– Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –– Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –– Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

Date of Report		Description
April 6, 2004	Item 9 – Regulation FD Disclosure	Monthly Operating Report for the Period of January 24, 2004 through February 22, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

May 11, 2004	Item 9 – Regulation FD Disclosure	Monthly Operating Report for the Period of February 23, 2004 through March 31, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

June 4, 2004	Item 9 – Regulation FD Disclosure	Monthly Operating Report for the Period of April 1, 2004 through April 23, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

June 24, 2004	Item 9 – Regulation FD Disclosure	Monthly Operating Report for the Period of April 24, 2004 through May 21, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

June 30, 2004	Item 5 – Other Events and Required FD Disclosure	Telstar 18 launch anomaly.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Loral Orion, Inc. Registrant
/s/	Richard J. Townsend
Richard J. Townsend
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Registrant’s Authorized Officer

Date: August 5, 2004